Form 10-Q
period 2014-06-30
Theravance Biopharma, Inc.
filed 2014-08-14
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:  001-36033

THERAVANCE BIOPHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	Not Applicable
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 309
Ugland House, South Church Street
George Town, Grand Cayman, Cayman Islands	KY1-1104
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2014, the number of the registrant’s outstanding ordinary shares was 32,233,105.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$268,199	$—
Short-term investments	80,997	—
Accounts receivable, net of allowances of $306 and $89 at June 30, 2014 and December 31, 2013	90	199
Receivables from collaborative arrangements	2	934
Receivable from Theravance, Inc.	15,243	—
Prepaid and other current assets	3,446	2,567
Inventories	14,756	10,406
Total current assets	382,733	14,106

Marketable securities	38,231	—
Restricted cash	—	833
Property and equipment, net	9,624	10,238
Total assets	$430,588	$25,177

Liabilities:
Current liabilities:
Accounts payable	$9,499	$6,940
Accrued personnel-related expenses	6,482	9,870
Accrued clinical and development expenses	13,869	9,714
Other accrued liabilities	4,538	2,122
Deferred revenue, current	5,723	8,207
Total current liabilities	40,111	36,853

Deferred rent	4,989	4,774
Deferred revenue, non-current	729	585
Commitments and contingencies (Notes 3,7 and 9)

Shareholders’ Equity and Parent Company Deficit (Note 1):
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at June 30, 2014	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at June 30, 2014; 32,260 shares issued and outstanding at June 30, 2014	—	—
Additional paid-in capital	405,221
Accumulated other comprehensive income	70	—
Accumulated deficit	(20,532)	—
Parent company deficit	—	(17,035)
Total shareholders’ equity and parent company deficit	384,759	(17,035)

Total liabilities, shareholders’ equity and parent company deficit	$430,588	$25,177

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Product sales	$861	$—	$1,806	$—
Revenue from collaboration agreements	2,113	5	2,113	27
Total revenue	2,974	5	3,919	27

Costs and expenses:
Cost of goods sold	279	—	467	—
Research and development	46,283	30,400	88,006	55,808
Selling, general and administrative	13,118	8,557	32,170	15,345
Total costs and expenses	59,680	38,957	120,643	71,153

Loss from operations	(56,706)	(38,952)	(116,724)	(71,126)
Other income (expense), net	214	—	214	—
Loss before income taxes	(56,492)	(38,952)	(116,510)	(71,126)
Provision for income taxes	(1,723)	—	(1,723)	—
Net loss	$(58,215)	$(38,952)	$(118,233)	$(71,126)

Net loss per share:
Basic and diluted net loss per share	$(1.83)	$(1.23)	$(3.72)	$(2.24)
Shares used to compute basic and diluted net loss per share	31,768	31,768	31,768	31,768

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(58,215)	$(38,952)	$(118,233)	$(71,126)

Other comprehensive income:
Net unrealized gain on available-for-sale securities	20	—	20	—
Comprehensive loss	$(58,195)	$(38,952)	$(118,213)	$(71,126)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(118,233)	$(71,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,418	1,402
Share-based compensation	19,464	11,723
Changes in operating assets and liabilities:
Accounts receivable	109	—
Receivables from collaborative arrangements	932	(955)
Receivable from Theravance, Inc.	449	—
Prepaid and other current assets	(1,043)	35
Inventories	(4,359)	(2,533)
Accounts payable	2,412	811
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	4,737	1,419
Deferred rent expense	215	(376)
Deferred revenue	(2,340)	6,764
Net cash used in operating activities	(96,239)	(52,836)

Investing activities
Purchases of property and equipment	(1,881)	(1,431)
Purchases of available-for-sale securities	(9,981)	—
Maturities of available-for-sale securities	5,783	—
Payments received on notes receivable	—	100
Net cash used in investing activities	(6,079)	(1,331)

Financing activities
Cash and cash equivalents contributed from Theravance, Inc. (Note 10)	277,541	—
Transfers from Theravance, Inc.	92,976	54,167
Net cash provided by financing activities	370,517	54,167

Net increase in cash and cash equivalents	268,199	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$268,199	$—

Supplemental disclosure of noncash information
Contribution of net assets, excluding cash and cash equivalents, from Theravance, Inc. (Note 10)	$125,337	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance Biopharma, Inc. (“Theravance Biopharma”, the “Company”, or “we” and other similar pronouns) is a biopharmaceutical company with a pipeline of internally discovered product candidates, strategic collaborations with pharmaceutical companies and an approved product. Theravance Biopharma is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, central nervous system (“CNS”)/pain, and gastrointestinal (“GI”) motility dysfunction. We also have an economic interest in future payments that may be made by Glaxo Group Limited (which we refer to, together with its affiliates, as “GSK”) under agreements with Theravance, Inc. (“Theravance”), relating to certain drug programs, including FF/UMEC/VI and the MABA program, as monotherapy with GSK961081 (‘081) and as a combination (‘081/FF).

On June 1, 2014, Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations (the “Spin-Off”) by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) and contributing $393.0 million of cash, cash equivalents and marketable securities into its then wholly-owned subsidiary Theravance Biopharma.  Prior to June 2, 2014, Theravance was the parent for the Biopharmaceutical Business. In connection with the Spin-Off, on June 2, 2014 Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date. The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly-traded company.

The Spin-Off was effected pursuant to a Separation and Distribution Agreement between Theravance and Theravance Biopharma (the “Separation and Distribution Agreement”), which provides, among other things, for the principal corporate transactions required to effect the Spin-Off and certain other agreements governing Theravance’s relationship with Theravance Biopharma after the Spin-Off. These agreements are discussed further in Note 11.

Basis of Presentation

The condensed consolidated financial information as of June 30, 2014, and the three months and six months ended June 30, 2014 and 2013 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2013 financial statements and notes thereto included in the information statement filed as an exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on May 7, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared using Theravance’s historical cost basis of the assets and liabilities of the various activities that comprised the Biopharmaceutical Business of Theravance and reflect the consolidated results of operations, financial condition and cash flows of Theravance Biopharma as a wholly-owned subsidiary of Theravance prior to the Spin-Off on June 1, 2014. The various assets, liabilities, revenues and expenses associated with Theravance have been allocated to the historical condensed consolidated financial statements of Theravance Biopharma in a manner consistent with the Separation and Distribution Agreement, discussed in Note 11. Changes in parent company deficit represent Theravance’s net investment in Theravance Biopharma, after giving effect to Theravance Biopharma’s net loss, parent company expense allocations, and net cash transfers to and from Theravance.

For purposes of preparing the unaudited condensed consolidated financial statements, the Biopharmaceutical Business was derived from Theravance’s historical consolidated financial statements, allocations of revenues, research and development (“R&D”) expenses, and non-operating income and expenses to Theravance Biopharma were made on a specific identification basis. For purposes of allocating general and administrative expenses from Theravance’s historical condensed consolidated financial statements, costs directly related to the Biopharmaceutical Business were allocated to Theravance Biopharma on a specific identification basis or based on the estimated underlying effort. Theravance Biopharma’s general and administrative expenses also include allocations of Theravance’s general corporate overhead expenses, including finance, legal, human resources, information technology and other administrative functions. These allocations of general corporate overhead expenses were primarily based on the estimated underlying effort or an estimated number of full-time employees that worked with the Biopharmaceutical Business. The condensed consolidated balance sheets of Theravance Biopharma include assets and liabilities that were allocated to Theravance Biopharma principally on a specific identification basis.

Management believes that the condensed consolidated statements of operations and comprehensive loss include a reasonable allocation of costs incurred by Theravance which benefited Theravance Biopharma. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Theravance Biopharma if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein may not necessarily reflect the financial position, results of operations, and cash flows of Theravance Biopharma in the future or what it would have been had Theravance Biopharma been an independent, publicly traded company during the periods presented.

As Theravance Biopharma was a wholly-owned subsidiary of Theravance until June 2, 2014, no separate cash accounts for the Biopharmaceutical Business were historically maintained prior to the Spin-Off and, therefore, Theravance is presumed to have funded Theravance Biopharma’s operating, investing and financing activities as necessary. For purposes of the historical condensed consolidated financial statements prior to the Spin-Off, funding of Theravance Biopharma’s expenditures is reflected in the condensed consolidated financial statements as a component of parent company investment. In connection with the assets transfer and Spin-Off discussed above, Theravance contributed to Theravance Biopharma cash, cash equivalents and marketable securities of $393.0 million.

We describe the Biopharmaceutical Business transferred to us by Theravance in connection with the Spin-Off as though the Biopharmaceutical Business were our business for all historical periods described. However, Theravance Biopharma did not conduct any operations prior to the Spin-Off.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Theravance Biopharma and its wholly owned subsidiaries, all of which are denominated in U.S. dollars. All intercompany balances and transactions have been eliminated in consolidation.

Use of Management’s Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its significant accounting policies and estimates. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. These estimates also form the basis for making judgments about the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

We invest in short-term investments and marketable securities, primarily corporate notes, government, government agency, and municipal bonds. We classify our marketable securities as available-for-sale securities and report them at fair value on the condensed consolidated balance sheets with related unrealized gains and losses included as a component of shareholders’ equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in other income (expense), net on the condensed consolidated statements of operations. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income (expense), net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income (expense), net.

We regularly review all of our investments for other-than-temporary declines in estimated fair value. Our review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether we have the intent to sell the securities and whether it is more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis. When we determine that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, we reduce the carrying value of the security and record a loss for the amount of such decline.

Fair Value of Financial Instruments

Financial instruments include cash equivalents, marketable securities, accounts receivable, receivable from Theravance, accounts payable, and accrued liabilities. Marketable securities are carried at estimated fair value. The carrying value of cash equivalents, accounts receivable, receivable from Theravance, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

Inventories

Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV® (telavancin). Raw materials include VIBATIV® active pharmaceutical ingredient (“API”) and other raw materials. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV® packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the average-cost method for validation batches. We analyze our inventory levels quarterly and write down any inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value or for inventory quantities in excess of expected requirements.

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

Product Revenues

We sell VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV® through these distributors. Commencing in the first quarter of 2014, we have recorded revenue on the sale of VIBATIV® on a sell-through basis, once the distributors sell the product to healthcare providers.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV® by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV® experienced by Theravance’s former collaborative partner, Astellas Pharma Inc. (“Astellas”), rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

Chargebacks and Government Rebates:  For VIBATIV® sales in the U.S., we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (PHS) as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the condensed consolidated balance sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

Distribution Fees and Product Returns:  We have written contracts with our distributors that include terms for distribution-related fees. We record distribution-related fees based on a percentage of the product sales price. We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Additionally, we have granted more expansive return rights to our distributors following our product launch of VIBATIV®. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. We have developed estimates for VIBATIV® product returns based upon historical VIBATIV® sales. We record distribution fees and product returns as an allowance against accounts receivable.

Allowance for Doubtful Accounts:  We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2014 and December 31, 2013, there was no allowance for doubtful accounts as we have not had any write-offs historically.

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

For multiple-element arrangements entered into prior to January 1, 2011, we determined the delivered items under our collaborative arrangements did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees and development contingent payments in the same manner as the final deliverable, which is ratably over the expected term of our performance of R&D services under the agreements. These upfront or contingent payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a current or non-current liability on the condensed consolidated balance sheets and recognized over the estimated period of performance. We periodically review the estimated performance periods of our contracts based on the progress of our programs.

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

Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses. These reimbursements have been reflected as a reduction of R&D expense in our condensed consolidated statements of operations, as we do not consider performing research and development services to be a part of our ongoing and central operations. Therefore, the reimbursement of research and development services and any amounts allocated to our research and development services are recorded as a reduction of R&D expense.

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

Fair Value of Share-Based Compensation Awards

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under Theravance’s and our equity incentive plans and rights to acquire shares granted under our employee share purchase plan (ESPP). Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) are measured based on the fair value market values of the underlying stock on the date of grant. The estimated fair value of options, RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant. Share-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

We have not recognized, and do not expect to recognize in the near future, any income tax benefit related to employee share-based compensation expense as a result of the full valuation allowance on our deferred tax assets.

Income Taxes

We recognize income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

The provision for income taxes, including the effective tax rates, the determination of deferred tax assets and liabilities and related valuation allowance evaluation, and the analysis of potential tax exposure items, if any, requires significant judgment and expertise in federal and state income tax laws, regulations and strategies. Our filings, including the positions taken therein, will be subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our condensed consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on the condensed consolidated financial condition, results of operations or cash flows.

For periods prior to June 2, 2014, our operations have been included in Theravance’s consolidated U.S. federal and state income tax returns. Our effective tax rate in future years are expected to vary from Theravance’s historical effective tax rates and will depend on our future legal structure and related tax elections. The historical net operating loss and research and development tax credit carryforwards generated by us prior to the separation remained with Theravance.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which converges the FASB and the International Accounting Standards Board standards on revenue recognition. Areas of revenue recognition that will be affected include, but are not limited to, transfer of control, variable consideration, allocation of transfer pricing, licenses, time value of money, contract costs and disclosures. This guidance is effective for the fiscal years and interim reporting periods beginning after December 15, 2016, at which time we may adopt the new standard under the full retrospective method or the modified retrospective method. Early adoption is not permitted. We are currently evaluating the impact of adopting ASU 2014-09 on our condensed consolidated financial statements and related disclosures.

2. Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, less restricted shares subject to forfeiture. Shares used in diluted net loss per share would include the dilutive effect of ordinary shares potentially issuable under other dilutive securities. However, potentially issuable ordinary shares are not used in computing diluted net loss per share as their effect would be anti-dilutive due to the loss recorded during the periods presented, and therefore diluted net loss per share is equal to basic net loss per share.   Prior to the Spin-Off, we operated as part of Theravance and not as a separate entity. As a result, we did not have any ordinary shares outstanding prior to June 1, 2014. The calculation of basic and diluted net loss per share assumes that the 32,260,105 ordinary shares issued to Theravance stockholders in connection with the Spin-Off were outstanding from the beginning of the periods presented.  The computations for basic and diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except for per share amounts)	2014	2013	2014	2013
Numerator:
Net loss	$(58,215)	$(38,952)	$(118,233)	$(71,126)

Denominator:
Weighted-average number of shares outstanding	32,260	32,260	32,260	32,260
Less: unvested restricted shares	(492)	(492)	(492)	(492)
Weighted-average number of shares used to compute basic and diluted net loss per share	31,768	31,768	31,768	31,768

Basic and diluted net loss per share	$(1.83)	$(1.23)	$(3.72)	$(2.24)

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Options outstanding under Equity Incentive Plans	2,464	—	2,464	—

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized revenue from collaborative arrangements as follows:

	Three months Ended June 30,		Six months Ended June 30,
(In thousands)	2014	2013	2014	2013
Merck	$—	$5	$—	$10
Clinigen	3	—	3	—
R-Pharm CJSC	2,110	—	2,110	17
Total revenue from collaborative agreements	$2,113	$5	$2,113	$27

Clinigen Group

Commercialization Agreement

In March 2013, Theravance entered into a commercialization agreement (the “Clinigen Commercialization Agreement”) with Clinigen Group plc (“Clinigen”) to commercialize VIBATIV® for the treatment of hospital acquired nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by methicillin resistant Staphylococcus aureus (MRSA) when other alternatives are not suitable. Under the agreement, Theravance granted Clinigen exclusive commercialization rights in the European Union and certain other European countries (including Switzerland and Norway). Theravance received a $5.0 million upfront payment in March 2013. This agreement was assigned to us in the Spin-Off, and we are now eligible to receive tiered royalty payments on net sales of VIBATIV®, ranging from 20% to 30%. We are responsible, either directly or through our vendors or contractors, for supplying at Clinigen’s expense both API and finished drug product for Clinigen’s commercialization activities. The agreement has a term of at least 15 years, with an option to extend exercisable by Clinigen. However, Clinigen may terminate the agreement at any time after it has initiated commercialization upon 12 months’ advance notice.

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

The $5.0 million upfront payment received by Theravance was allocated to two units of accounting based on the relative selling price method as follows: $4.9 million to the license and $0.1 million to the committee participation. No revenue has been recognized from the license and committee participation as the technical transfer activities were not completed as of June 30, 2014 and the associated units of accounting were not delivered. As of June 30, 2014, $5.0 million of revenue was deferred related to the Clinigen Commercialization Agreement.  The amount of the upfront payment allocated to the committee participation was deferred and will be recognized as revenue over the estimated performance period. Amounts received under a future separate supply agreement for API and finished goods, which will be manufactured by our third party contract manufacturers, will be recognized as revenue to the extent of future API and finished goods inventory sales.

R-Pharm CJSC

Development and Commercialization Agreement with R-Pharm CJSC

In October 2012, Theravance entered into two development and commercialization agreements with R-Pharm CJSC (“R-Pharm”): one to develop and commercialize VIBATIV® (the “VIBATIV® Development and Commercialization Agreement”) and the other to develop and commercialize TD-1792 (the “TD-1792 Development and Commercialization Agreement”), one of Theravance’s investigational glycopeptide-cephalosporin heterodimer antibiotics for the treatment of Gram-positive infections. Under each agreement, Theravance granted R-Pharm exclusive development and commercialization rights in Russia, Ukraine, other member countries of the Commonwealth of Independent States, and Georgia. Theravance received $1.1 million in upfront payments for each agreement. These agreements were transferred to us as a result of the Spin-Off. We are now eligible to receive potential future contingent payments totaling up to $10.0 million for both agreements and royalties on net sales by R-Pharm of 15% from TD-1792 and 25% from VIBATIV®. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to R-Pharm’s performance of future development and commercialization activities.

TD-1792

Under the TD-1792 Development and Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and a contingent obligation to supply R-Pharm with API at R-Pharm’s expense, either directly or through Theravance’s contract manufacturer. Theravance determined that the license represents a separate unit of accounting as the license, which includes rights to Theravance’s underlying technologies for TD-1792, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use Theravance’s technologies to bring the compounds through development and, upon regulatory approval, commercialization. Also, Theravance determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties, and Theravance based the best estimate of selling price on the nature and timing of the services to be performed. In March 2013, Theravance entered into a supply agreement for TD-1792 API under which Theravance sold its existing API to R-Pharm. Upon execution of this supply agreement, Theravance determined that the supply agreement represents a separate unit of accounting under the development and commercialization arrangement and based the best estimate of selling price for the supply agreement on its fully burdened cost to manufacture the API.

The $1.1 million upfront payment received for the TD-1792 agreement was allocated to two units of accounting based on the relative selling price method as follows: $0.9 million to the license and $0.1 million to the committee participation. The amount allocated to the license was recognized as revenue in the second quarter of 2014 due to the completion of technical transfer for the underlying license. The amount allocated to committee participation was deferred and is being recognized as revenue over the estimated performance period.

Amounts to be received under the supply agreement described above will be recognized as revenue to the extent R-Pharm purchases API from us.

VIBATIV®

Under the VIBATIV® Development and Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and a contingent obligation to supply R-Pharm with API at R-Pharm’s expense, subject to entering into a future supply agreement. Theravance determined that the license represents a separate unit of accounting as the license, which includes rights to Theravance’s underlying technologies for VIBATIV®, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use Theravance’s technologies to bring the compounds through development and, upon regulatory approval, commercialization and Theravance based the best estimate of selling price for the license based on potential future cash flows under the arrangement over the estimated performance period. Theravance determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties and Theravance based the best estimate of selling price on the nature and timing of the services to be performed.

The $1.1 million upfront payment received for the VIBATIV® agreement was allocated to two units of accounting based on the relative selling price method as follows: $1.0 million to the license and $33,000 to the committee participation. The amount allocated to the license was recognized as revenue in the second quarter of 2014 due to the completion of technical transfer. The amount allocated to committee participation was deferred and will be recognized as revenue over the estimated performance period.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Alfa Wassermann	$20	245	$112	453
Merck	—	1,780	—	3,321
R-Pharm	2	50	22	86
Total reduction to R&D expense	$22	$2,075	$134	$3,860

4. Available-for-Sale Securities

The classification of available-for-sale securities in the condensed consolidated balance sheets is as follows:

(In thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$255,747	$—
Short-term investments	80,997	—
Marketable securities	38,231	—
Restricted cash	—	833
Total	$374,975	$833

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. Available-for-sale securities are summarized below:

	June 30, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	$26,005	$46	$—	$26,051
U.S. government agencies	54,712	15	(5)	54,722
U.S. corporate notes	38,441	26	(12)	38,455
Money market funds	255,747	—	—	255,747
Total	$374,905	$87	$(17)	$374,975

	December 31, 2013
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$833	$—	$—	$833
Total	$833	$—	$—	$833

At June 30, 2014, all of the available-for-sale securities had contractual maturities within two years and the average duration of marketable securities was approximately nine months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at June 30, 2014 were temporary in nature. All marketable securities with unrealized losses at June 30, 2014 have been in a loss position for less than twelve months.

5. Fair Value Measurements

We define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Our valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. We classify these inputs into the following hierarchy:

Level 1—Quoted prices for identical instruments in active markets.

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3—Unobservable inputs and little, if any, market activity for the assets.

Our cash equivalents and available-for-sale securities are measured at fair value on a recurring basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using:
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at June 30, 2014:
U.S. government securities	$26,051	$—	$—	$26,051
U.S. government agency securities	—	54,722	—	54,722
U.S. corporate notes	—	38,455	—	38,455
Money market funds	255,747	—	—	255,747
Total assets measured at estimated fair value	$281,798	$93,177	$—	$374,975

	Estimated Fair Value Measurements at Reporting Date Using
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In thousands)	Level 1	Level 2	Level 3	Total
Assets at December 31, 2013:
Money market funds	833	—	—	833
Total assets measured at estimated fair value	$833	$—	$—	$833

There were no transfers between Level 1 and Level 2 during the periods presented.

Due to their short-term maturities, we believe that the fair value of our bank deposits, receivables from collaborative arrangements, accounts payable and accrued expenses approximate their carrying value.

6. Inventories

Inventories were as follows:

	June 30,	December 31,
(In thousands)	2014	2013
Raw materials	$6,864	$5,138
Work-in-process	2,278	360
Finished goods	5,614	4,908
Total inventories	$14,756	$10,406

7. Share-Based Compensation

Theravance Biopharma Equity Plans

Upon the completion of the Spin-Off, we had two equity compensation plans—our 2013 Equity Incentive Plan (the “2013 EIP”) and our 2013 Employee Share Purchase Plan (the “2013 ESPP”)—that provide for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights and other equity-based awards, to our employees, officers, directors and consultants. Under the plans, we are authorized to issue a total of 6,285,713 shares. During the three and six months ended June 30, 2014, we issued share options for the purchase of 2,464,134 ordinary shares with a weighted average exercise price of $23.51. As of June 30, 2014, there were 2,964,437 shares remaining available for issuance under the 2013 EIP and 857,142 under the 2013 ESPP.

Under the terms of our 2013 EIP, options granted to employees generally have a maximum term of 10 years and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Under the 2013 ESPP, our officers and employees may purchase ordinary shares through payroll deductions at a price equal to 85 percent of the lower of the fair market value of the ordinary share at the beginning of the offering period or at the end of each applicable purchase period. The ESPP generally provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. ESPP contributions are limited to a maximum of 15 percent of an employee’s eligible compensation.

Our 2013 ESPP also includes a feature that provides for the existing offering period to terminate and for participants in that offering period to automatically be enrolled in a new offering period when the fair market value of an ordinary share at the beginning of a subsequent offering period falls below the fair market value of an ordinary share on the first day of such offering period.

Our employees have in the past received Theravance stock-based compensation awards, and therefore, the following disclosures pertain to stock-based compensation that has been allocated to Theravance Biopharma related to Theravance stock-based equity awards. Accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company for the periods presented.

Theravance’s Equity Plans

At the time of the Spin-Off, Theravance had one active stock-based incentive plan under which it granted stock-based awards to employees, officers and consultants, the 2012 Equity Incentive Plan. All outstanding stock options and restricted stock units held by (1) Theravance employees who became our employees (or who may, in the future, become our employees), and (2) members of the board of directors of Theravance who became members of the board of directors of Theravance Biopharma, in connection with the Spin-Off were adjusted for the Spin-Off. Such awards, along with outstanding restricted stock awards held by Theravance employees who became our employees (or who may, in the future, become our employees) in connection with the Spin-Off, will continue to vest and remain outstanding based on continuing employment or service with us.

The 2012 Equity Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards, stock unit awards and SARs to employees, non-employee directors and consultants. Stock options were granted with an exercise price not less than the fair market value of the common stock on the grant date. Stock options granted to employees generally have a maximum term of 10 years and vest over a four year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. However, Theravance granted options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Theravance Performance-Contingent Restricted Stock Awards

Over the past three years, the Compensation Committee of Theravance’s Board of Directors (“Theravance’s Compensation Committee”) has approved grants of performance-contingent restricted stock awards (RSAs) to its senior management and a non-executive officer.  Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment.  When the performance goals are deemed achieved for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commence. Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011.  The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment.

In May 2014, Theravance’s Compensation Committee determined that the requisite performance conditions for the first tranche of the awards were achieved and, as a result, $0.2 million and $7.0 million in stock-based compensation expense was recognized by us in the three and six months ended June 30, 2014.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards, contingent upon the Spin-Off.  The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering twelve-month service-based vesting for a portion of the equity awards.  Stock-based compensation expense of $10.7 million associated with this portion of the awards after the modification is expected to be recognized by either Theravance or us during the twelve-month service period commencing in June 2014, based on which company employs the individuals.  The remaining tranches of the equity awards remain subject to performance and service conditions.

Share-Based Compensation Expense

The share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Research and development	$4,194	$4,310	$8,914	$7,998
Selling, general and administrative	2,570	1,897	10,550	3,725
Total share-based compensation expense	$6,764	$6,207	$19,464	$11,723

ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of options and other equity-based compensation requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based awards including options, restricted shares and restricted share units issued to our employees and directors under our equity plans. As of June 30, 2014, we recognized $1.0 million of share based compensation expense relating to these newly issued Theravance Biopharma options.

Total share-based compensation expense capitalized to inventory was $92,000 and $109,000 for the three and six months ended June 30, 2014. Total shares-based compensation expense capitalized to inventory was $28,000 and $170,000 for the three and six months ended June 30, 2013.

Valuation Assumptions

The share-based compensation expense recognized under ASC 718 for the three and six months ended June 30, 2014 and 2013 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. As the share-based compensation expense for the three and six months ended June 30, 2014 consist of Theravance and our equity awards, we have separately disclosed the assumptions utilized to value the awards based on Theravance and our equity activities. The range of assumptions used were as follows:

The range of assumptions we used to estimate the fair value of new options granted after the Spin-Off was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013	2014	2013
Employee options
Risk-free interest rate	1.7%-1.9%	—	1.7%-1.9%	—
Expected term (in years)	5-6	—	5-6	—
Volatility	64%-70%	—	64%-70%	—
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted	$14.69	$—	$14.69	$—

The range of assumptions Theravance used to estimate the fair value of stock options granted prior to the Spin-Off was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013	2014	2013
Employee stock options
Risk-free interest rate	1.6%-2.0%	0.8%-1.3%	1.6%-2.0%	0.8% - 1.3%
Expected term (in years)	5-6	5-6	5-6	5-6
Volatility	53%-60%	59%-60%	53%-60%	58% - 60%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of stock options granted	$16.10	$—	$18.07	$—

On June 2, 2014, Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date. Theravance’s outstanding stock options and restricted stock units that were not eligible for the dividend distribution were adjusted for the Spin-Off.  Specifically, the number of shares and exercise price for Theravance’s outstanding stock options were adjusted and the number of shares underlying Theravance’s outstanding RSUs was adjusted. All other terms of these options and RSUs remain the same; provided, however, that the vesting and expiration of these grants are based on the holder’s continuing employment or service with Theravance or us, as applicable.

Although the anti-dilution adjustments were required pursuant to the terms each equity plan, the anti-dilution adjustments were calculated using a volume-weighted average stock price, rather than the stock price as of the date of the dividend distribution, which resulted in incremental compensation expense. The accounting impact of the adjustment to the outstanding Theravance stock options and RSUs that occurred in connection with the Spin-Off of Theravance Biopharma was measured by comparing of the fair values of the modified stock options and RSUs to our employees and directors immediately before and after the adjustment. As a result, we will recognize incremental stock-based compensation expense of $0.7 million associated with this adjustment over the remaining service period as it pertains to stock options and restricted stock units held by individuals now in service with us.

8. Income Taxes

The income tax provision was $1.7 million for the three and six months ended June 30, 2014.  While we incur operating losses on a consolidated basis, we operate in multiple jurisdictions and generate taxable income in our United States operations.

Our operations have historically been included in Theravance’s U.S. federal and state income tax returns. Theravance will include the period from January 1, 2014 to June 1, 2014 on its income tax return. The net operating losses (NOL’s) generated by Theravance, including us, prior to the separation were included within Theravance’s return and all NOL carryforwards and research and development tax credits generated by, including us, prior to the separation were retained by Theravance upon the separation of the companies. As part of the Spin-Off, Theravance contributed to us certain assets and liabilities, including the related basis differences, consisting primarily of deferred tax assets of approximately $9.3 million related to stock-based compensation and fixed assets.  At June 2, 2014, we had approximately $14.1 million in deferred tax assets, which are subject to a full valuation allowance.

Accounting guidance on income taxes indicates that a company shall reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. At June 30, 2014 we had certain deferred tax assets, the majority of which were transferred from Theravance in connection with the Spin-Off, and which have been offset in full by a valuation allowance.

As of June 30, 2014, we had no unrecognized tax benefits or related interest and penalties. There are no changes in the liability for unrecognized tax benefits for the six months ended June 30, 2014. We include any interest and penalties associated with any unrecognized tax benefits within the provision for income taxes on the statement of operations. We have not identified any unrecognized benefits during this period that would result in a material change to our financial position.

9. Commitments and Contingencies

Special Long-Term Retention and Incentive Cash Awards Program

In 2011, Theravance granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment.

In May 2014, Theravance’s Compensation Committee determined that the requisite performance conditions for the first tranche of the awards were achieved and, as a result, we recognized cash bonus expense of $0.4 million and $9.5 million for the three and six months ended June 30, 2014, respectively. In May 2014, the total cash bonus of $9.5 million for the first tranche was paid.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering a twelve-month service-based vesting for a portion of the cash awards. The maximum amount payable by us under these modified cash bonus awards is $10.7 million. The remaining tranches of the cash awards were forfeited.

10. Spin-Off from Theravance, Inc.

On June 1, 2014, Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations by transferring its discovery, development and commercialization operations into its then wholly-owned subsidiary Theravance Biopharma.  Theravance also contributed certain assets and liabilities from the Biopharmaceutical Business and $393.0 million of cash, cash equivalents and marketable securities to us. In connection with the Spin-Off, on June 2, 2014 Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date.  The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

On June 1, 2014, we entered into the Separation and Distribution Agreement with Theravance that set forth the terms and conditions of our separation from Theravance. In addition, we entered into other definitive agreements in connection with the Spin-Off, including (1) a Transition Services Agreement, (2) a Tax Matters Agreement, (3) an Employee Matters Agreement, and (4) Theravance Respiratory Company, LLC Limited Liability Company Agreement. See Note 11 for further discussion.

The net book value of the net assets that were transferred to us in connection with the Spin-Off is as follows:

June 30,
(In thousands)	2014
Cash and cash equivalents	$277,541
Marketable investment securities	115,129
Accounts Receivable	125
Reimbursement of certain liabilities	16,983
Prepaid and other current assets	3,172
Inventories	14,328
Fixed assets, net	9,580
Accrued liabilities	(22,342)
Deferred revenue	(6,694)
Other liabilities	(4,944)
Net book value of assets transferred	$402,878

11. Contractual Agreements with Theravance, Inc.

Separation and Distribution Agreement

In connection with the Spin-Off, on June 1, 2014, Theravance and Theravance Biopharma entered into the Separation and Distribution Agreement which set forth the principal transactions necessary to separate the companies.  The Separation and Distribution Agreement identifies the assets transferred, liabilities assumed and contracts assigned to us as part of the Spin-Off, and describes when and how these transfers, assumptions and assignments occurred.  In particular, all of the assets and liabilities associated or primarily used in connection with the Biopharmaceutical Business operations were transferred to us.

In addition, in connection with the Spin-Off, we were capitalized with $393.0 million in cash, cash equivalents and marketable securities.  Except as expressly set forth in the Separation and Distribution Agreement or any ancillary agreement, all assets were transferred to us on an “as is,” “where is” basis.  Under the terms of the Separation and Distribution Agreement, we will indemnify Theravance, and Theravance will indemnify us from and after the Spin-Off with respect to all debts, liabilities and obligations transferred to Theravance in connection with the Spin-Off (including failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off) and any breach by us of the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement and the Tax Matters Agreement.

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

Tax Matters Agreement

On June 2, 2014, we also entered into a Tax Matters Agreement with Theravance that governs Theravance’s and our respective rights, responsibilities and obligations after the Spin-Off with respect to taxes.  Under the Tax Matters Agreement, all tax liabilities (including tax refunds and credits) (i) attributable to Theravance’s Biopharmaceutical Business for any and all periods or portions thereof ending prior to or on, the date of the Spin-Off, (ii) resulting or arising from the contribution of Theravance’s Biopharmaceutical Business to us, the distribution of our ordinary shares and the other separation transactions and (iii) otherwise attributable to Theravance, will be borne solely by Theravance. As a result, we should generally expect to be liable only for tax liabilities attributable to, or incurred with respect to, the biopharmaceutical business after the date of the Spin-Off.

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

Theravance Respiratory Company, LLC Limited Liability Company Agreement

Prior to the Spin-Off, Theravance assigned to Theravance Respiratory Company, LLC (“TRC”), a Delaware limited liability company formed by Theravance, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include FF/UMEC/VI and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (ICS), and any other product or combination of products that may be discovered and developed in the future under these GSK agreements. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy.

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

As a result of our economic interest in TRC, we analyzed any potential variable interest or special-purpose entities in accordance with the guidance of FASB Subtopic ASC 810-10, Consolidation of Variable Interest and Special-Purpose Entities. The guidance indicates the party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be the variable interest entity (“VIE”).  We have determined TRC to be a VIE.  We assess whether we are the primary beneficiary of a VIE based on the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and our obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  We have determined we are not the primary beneficiary of the TRC VIE and as a result, we do not consolidate TRC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

Management Overview

We are a biopharmaceutical company with a pipeline of internally discovered product candidates, strategic collaborations with pharmaceutical companies and one approved product that was discovered and developed internally. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, central nervous system (“CNS”)/pain, and gastrointestinal (“GI”) motility dysfunction. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need. We also have an economic interest in future payments that may be made by Glaxo Group Limited (which we refer to, together with its affiliates, as “GSK”) under agreements with Theravance, Inc. (“Theravance”),  relating to certain drug programs, including FF/UMEC/VI and the MABA program, as monotherapy with GSK961081 (‘081) and as a combination (‘081/FF).

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

For the first six months of 2014, our net loss was $118.2 million, an increase of $47.1 million from $71.1 million for the first six months of 2013.  In 2014, our research and development expenses were $88.0 million, an increase of $32.2 million from $55.8 million in 2013 primarily due to external costs for progression of clinical studies in our key clinical programs.  In 2014, our selling, general and administrative expenses were $32.2 million, an increase of $16.8 million from $15.3 million in 2013.  The increase was primarily due to achievement of performance conditions under special long-term retention and incentive awards granted to certain employees in 2011, VIBATIV® commercialization activities, and external legal and accounting fees in connection with the Spin-Off. Cash, cash equivalents, and marketable securities totaled $387.4 million on June 30, 2014, reflecting the contribution of $393.0 million from Theravance in connection with the Spin-Off.

The Separation of Theravance Biopharma from Theravance

On June 1, 2014, Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations (the “Spin-Off”) by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) into its then wholly-owned subsidiary Theravance Biopharma.  Theravance contributed $393.0 million of cash, cash equivalents and marketable securities to us.  In connection with the Spin-Off, on June 2, 2014 Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date. The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

Basis of Presentation

For the periods prior to June 2, 2014, the consolidated financial statements have been prepared using Theravance’s historical cost basis of the assets, liabilities, revenues, and expenses of the various activities that comprise the Biopharmaceutical Business as a component of Theravance and reflect the results of operations, financial condition and cash flows of the Biopharmaceutical Business as a component of Theravance. The statements of operations include expense allocations for general corporate overhead functions historically shared with Theravance, including finance, legal, human resources, information technology and other administrative functions, which include the costs of salaries, benefits and other related costs, as well as consulting and other professional services. Where appropriate, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Biopharmaceutical Business by Theravance were allocated to Theravance Biopharma based on the relative percentages, as compared to Theravance’s other businesses, of headcount or square footage usage.

The costs historically allocated to us by Theravance for the services it has shared with us may not be indicative of the costs we will incur for these services following the Spin-Off.

Program Highlights

Respiratory Program

Long-Acting Muscarinic Antagonist (LAMA)—TD-4208

TD-4208 is currently in a dose-ranging Phase 2b study as a nebulized aqueous solution in patients with moderate-to-severe chronic obstructive pulmonary disease (COPD), and we expect to report top-line data in the fourth quarter of 2014. TD-4208 is a once-daily inhaled nebulized muscarinic antagonist discovered internally for the treatment of a subset of COPD patients that we believe are underserved by current hand-held products. We believe that TD-4208 has the potential to serve as a foundation for several combination nebulized products as well as potential metered dose inhaler or dry powder inhaler products. Positive top-line data from a Phase 2b study to evaluate the bronchodilatory effect, pharmacokinetics, safety and tolerability of multiple doses of TD-4208 were announced in September 2013. In this study, TD-4208 met the primary efficacy endpoint for all six doses studied and demonstrated a statistically significant change versus placebo from baseline in forced expiratory volume in one second (“FEV1”). All doses of TD-4208 were generally well tolerated with rates of adverse events comparable to placebo.

Bacterial Infections Programs

VIBATIV® (telavancin)

We are currently commercializing VIBATIV® in the U.S. through a targeted program consisting of a small number of sales representatives and medical science liaisons supporting physician education on the proper usage of VIBATIV®.

VIBATIV® (telavancin) is a bactericidal, once-daily injectable antibiotic discovered internally in a research program dedicated to finding new antibiotics for serious infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (MRSA) strains. VIBATIV® is approved in the U.S. and Canada for the treatment of adult patients with complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria. VIBATIV® is also approved in the U.S. for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable.  VIBATIV® is approved in the European Union for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable.

We plan to progress VIBATIV® into a registrational study for the treatment of patients with bacteremia and a patient registry study, with an objective of generating additional safety and efficacy data that can further elucidate the potential therapeutic benefit and utilization of VIBATIV®.

GI Motility Dysfunction Program

Velusetrag

Velusetrag is an oral, investigational medicine discovered internally and developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor.

Velusetrag is being developed in collaboration with Alfa Wassermann società per azioni (S.p.A.) (“Alfa Wassermann”) in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. Based on these results, we have agreed with Alfa Wassermann to advance velusetrag into a Phase 2b study later this year.  Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the bulk of the Phase 2b study will be, funded by Alfa Wassermann.

TD-8954

TD-8954, like velusetrag, is an internally discovered highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. We are investigating the development potential of TD-8954 for acute use in the hospital setting for patients who require rapid restoration of upper and lower GI motility. We believe that TD-8954 may help hospitalized patients with enteral feeding intolerance, or EFI, and potentially other GI disorders. A Phase 2a study evaluating the safety, tolerability and pharmacodynamics of a single dose of TD-8954 administered intravenously compared to metoclopramide in critically ill patients with EFI is ongoing.

Central Nervous System/Pain Programs

Oral Peripheral Mu Opioid Receptor Antagonist— Axelopran (TD-1211)

Axelopran is an internally discovered investigational once-daily, orally administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed with a goal of alleviating gastrointestinal side effects of opioid therapy without affecting analgesia. In July 2012, positive top-line results were announced from the Phase 2b study 0084, the key study in the Phase 2b program evaluating axelopran as a potential treatment for chronic, non-cancer pain patients with opioid-induced constipation.

In June 2014, the FDA’s Anesthetic and Analgesic Drug Products Advisory Committee met to review the class of peripherally acting opioid receptor antagonists and to assess the necessity, timing, design and size of cardiovascular outcomes trials to support approval of products in the class for the proposed indication of opioid induced constipation in patients taking opioids for chronic pain. Following a clarification of the vote, a majority of committee members voted that the FDA should not require cardiovascular outcomes trials for peripherally acting mu opioid receptor antagonists being developed for the treatment of opioid-induced constipation in patients with chronic, non-cancer pain. The FDA Advisory Committee provides non-binding recommendations for consideration by the FDA, with the final decision on approval made by the FDA.  We are currently evaluating our Phase 3 strategy relative to potentially evolving FDA requirements for this class of drug.

Monoamine Reuptake Inhibitor — TD-9855

Positive results from a Phase 2 study of TD-9855, an internally discovered investigational norepinephrine and serotonin reuptake inhibitor (NSRI), in patients with fibromyalgia were announced in April 2014. The Phase 2 randomized, double-blind, parallel-group, placebo-controlled study evaluated the safety and efficacy of two doses of TD-9855 (5 mg and 20 mg) in 392 patients. Study medication was administered once-daily for up to 6 weeks. The primary endpoint of the study was improvement in pain. Secondary endpoints assessed improvement in core symptoms of fibromyalgia using established fibromyalgia measures. The study demonstrated statistically significant and clinically meaningful improvements in the primary and secondary endpoints at the 20 mg dose of TD-9855 compared to placebo. The 5 mg dose did not meet statistical significance for the primary endpoint. Both doses were generally well tolerated.

Economic Interests in GSK Respiratory Programs Partnered with Theravance

Prior to the Spin-Off, Theravance assigned to Theravance Respiratory Company, LLC (“TRC”), a Delaware limited liability company formed and controlled by Theravance, its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include FF/UMEC/VI and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (ICS), and any other product or combination of products that may be discovered and developed in the future under these GSK agreements. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The information in the following three paragraphs is based solely upon publicly available information and may not reflect the most recent developments under the FF/UMEC/VI and MABA programs.

“Closed Triple” or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

The “closed triple” program seeks to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist or LABA) in a single delivery device. If the “closed triple” is successfully developed and commercialized, TRC is entitled to receive upward-tiering royalties from 6.5% to 10% from GSK on worldwide net sales.  In July 2014, Theravance and GSK announced the initiation of a large, global Phase 3 program for the “closed triple” in patients with COPD.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

GSK961081 (‘081) is an investigational, single-molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist (MABA) activity that was discovered by us when we were part of Theravance.  In August 2014, Theravance reported that preclinical Phase 3-enabling studies and a Phase 1 study with healthy volunteers of ‘081/FF are ongoing to explore its potential as a once-daily medicine delivered in GSK’s ELLIPTA® inhaler.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on Theravance’s historical experiences and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Product Revenues

We sell VIBATIV® in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV® through these distributors. Commencing in the first quarter of 2014, we have recorded revenue on the sale of VIBATIV® on a sell-through basis, once the distributors sell the product to healthcare providers.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV® by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV® experienced by Theravance’s former collaborative partner, Astellas Pharma Inc. (“Astellas”), rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

Distribution Fees and Product Returns:  We have written contracts with our distributors that include terms for distribution-related fees. We record distribution-related fees based on a percentage of the product sales price. We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Additionally, we have granted more expansive return rights to our distributors following our product launch of VIBATIV®. We will generally accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. We have developed estimates for VIBATIV® product returns based upon historical VIBATIV® sales. We record distribution fees and product returns as an allowance against accounts receivable.

Allowance for Doubtful Accounts:  We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2014 and December 31, 2013, there was no allowance for doubtful accounts as we have not had any write-offs historically.

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

For multiple-element arrangements entered into prior to January 1, 2011, we determined the delivered items under our collaborative arrangements did not meet the criteria to be considered separate accounting units for the purposes of revenue recognition. As a result, we recognized revenue from non-refundable, upfront fees and development contingent payments in the same manner as the final deliverable, which is ratably over the expected term of our performance of research and development (“R&D”) services under the agreements. These upfront or contingent payments received, pending recognition as revenue, are recorded as deferred revenue and are classified as a short-term or long-term liability on the consolidated balance sheets and recognized over the estimated period of performance. We periodically review the estimated performance periods of our contracts based on the progress of our programs.

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV® (telavancin). Raw materials include VIBATIV® active pharmaceutical ingredient (API) and other raw materials. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to R&D expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV® packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the average-cost method for validation batches. We analyze our inventory levels quarterly and write down any inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value or for inventory quantities in excess of expected requirements. As of June 30, 2014, the carrying value of our inventory is approximately $14.8 million.  In order to realize the value of our recorded inventory, we will be dependent upon continued increases in the sales volumes of VIBATIV®.

Results of Operations

Revenue

Total revenues, as compared to the prior year period, was as follows:

	Three months Ended June 30,		Change			Six months Ended June 30,		Change
(In thousands, except percentages)	2014	2013	$	%		2014	2013	$	%
Product sales	$861	$—	$861	*	%	$1,806	—	1,806	*	%
Revenue from collaborative arrangements	2,113	5	2,108	*		2,113	27	2,086	*
Total revenue	$2,974	$5	$2,969	*	%	$3,919	27	3,892	*	%

*Not meaningful

Total revenue increased in the three and six months ended June 30, 2014 from the comparable period in 2013 primarily due to recognition of revenue from sales of VIBATIV® that were previously deferred. Commencing in the first quarter of 2014, we have recorded revenue on the sale of VIBATIV® on a sell-through basis, once the distributors sell the product to healthcare providers.  In addition, in the three months ended June 30, 2014, we recognized previously deferred revenue of $2.1 million from the R-Pharm collaborative arrangements due to the completion of technical transfer of the license in the second quarter of 2014, and from the sale of active pharmaceutical ingrediants.

Cost of goods sold

Cost of goods sold, as compared to the prior year period, was as follows:

	Three months Ended June 30,		Change			Six months Ended June 30,		Change
(In thousands, except percentages)	2014	2013	$	%		2014	2013	$	%
Cost of goods sold	$279	$—	$279	*	%	$467	—	467	*	%

*Not meaningful

Cost of goods sold in the three and six months ended June 30, 2014 resulted from recognizing revenue from product sales of VIBATIV®.

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

2)                                     External costs, which include clinical trial related expenses, other contract research fees, consulting fees, and contract manufacturing fees;

3)                                     Share-based compensation, which includes expenses associated with our equity plans; and

4)                                     Facilities and other, which include laboratory and office supplies, depreciation and other allocated expenses, which include general and administrative support functions, insurance and general supplies.

The following table summarizes our research and development expenses incurred during the periods presented:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(In thousands, except percentages)	2014	2013	$	%	2014	2013	$	%
Employee-related	$12,066	$8,315	$3,751	45%	$31,365	$17,417	$13,948	80%
External-related	23,208	12,313	10,895	88	35,022	19,314	15,708	81
Share-based compensation	4,194	4,310	(116)	(3)	8,915	7,998	917	11
Facilities, depreciation and other allocated	6,815	5,462	1,353	25	12,704	11,079	1,625	15
Total R&D expenses	$46,283	$30,400	$15,883	52%	$88,006	$55,808	$32,198	58%

R&D expenses increased 52% to $46.3 million in the second quarter of 2014 from the comparable period in 2013 primarily due to higher external-related costs of $10.9 million, employee-related costs of $3.8 million and facilities expense of $1.3 million. The key clinical trials we were conducting in the second quarter of 2014 were our Phase 2 studies in our LAMA program with TD-4208, our Phase 2 clinical study in our MARIN program with TD-9855 for fibromyalgia and our Phase 1 studies in earlier stage programs. In the comparable period in 2013 our key clinical trials primarily consisted of our Phase 2 clinical studies in our MARIN program with TD-9855 for ADHD and fibromyalgia, the first Phase 2b study in our LAMA program with TD-4208 and Phase 1 studies in earlier stage programs. Employee-related costs increased primarily due to R&D reimbursements received from our collaboration partners in 2013, achievement of performance conditions under special long-term retention and incentive awards granted to certain employees in 2011, and increased support for clinical activities.

R&D expenses increased 58% to $88.0 million in the first six months of 2014 from the comparable period in 2013 primarily due to due to higher external-related costs of $15.7 million, employee-related costs of $13.9 million and facilities expense of $1.6 million.  The key clinical trials we were conducting in the first six months of 2014 were our Phase 2 studies in our LAMA program with TD-4208, our Phase 2 clinical study in our MARIN program with TD-9855 for fibromyalgia and our Phase 1 studies in earlier stage programs. In the comparable period in 2013 our key clinical trials primarily consisted of our Phase 2 clinical studies in our MARIN program with TD-9855 for ADHD and fibromyalgia, the first Phase 2b study in our LAMA program with TD-4208 and Phase 1 studies in earlier stage programs. The increase in employee-related costs primarily resulted from the achievement of performance conditions under a special long-term retention and incentive cash bonus awarded to certain employees in 2011, the majority of which was recognized in the first quarter of 2014, R&D reimbursements received from our collaboration partners in 2013, and increased support for clinical activities.

Under certain of our collaborative arrangements we received partial reimbursement of external costs and employee-related costs, which have been reflected as a reduction of R&D expenses of $2.1 million and $3.9 million for the three and six months ended June 30, 2013.  The reimbursement received in the three and six months ended June 30, 2014 was not material.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three months Ended June 30,		Change		Six months Ended June 30,		Change
(In thousands, except percentages)	2014	2013	$	%	2014	2013	$	%
Selling, general and administrative expenses	$13,118	$8,557	$4,561	53%	$32,170	$15,345	$16,825	110%

Selling, general and administrative expenses increased 53% to $13.1 million in the second quarter of 2014, from the comparable period in 2013 primarily due to VIBATIV® commercialization activities. Selling, general and administrative expenses include share-based compensation expense of $2.6 million and $1.9 million for the three months ended June 30, 2014 and 2013, respectively.

Selling, general and administrative expenses increased 110% to $32.2 million in the first six months of 2014, from the comparable period in 2013. The increase was primarily due to achievement of performance conditions under special long-term retention and incentive awards granted to certain employees in 2011, VIBATIV® commercialization and external legal and accounting fees in connection with the Spin-Off. Total expenses related to the Spin-Off were $3.0 million and $1.1 million for the first six months of 2014 and 2013. Selling, general and administrative expenses include share-based compensation expense of $10.6 million and $3.7 million for the six months ended June 30, 2014 and 2013.

Liquidity and Capital Resources

At the closing of the Spin-Off, Theravance provided cash, cash equivalents and marketable securities of $393.0 million. In addition, Theravance is obligated to fund all current liabilities, with the exception of deferred rent, deferred revenue, accrued vacation and accrued discretionary cash bonus that were incurred by us through the Spin-Off date in accordance with the Separation and Distribution Agreement between us. For ease of administration and in connection with the assignment of certain rights and obligations under the Separation and Distribution Agreement, certain current liabilities, which were transferred to us on the Spin-Off date, are to be paid by us and reimbursed by Theravance. As such, Theravance provided us with an additional $17.0 million in July 2014 to reimburse us for these liabilities that were incurred before the Spin-Off and transferred to us on the Spin-Off date.

We expect our cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months based on current operating plans and financial forecasts.

We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product and product candidates into and through clinical studies, which are very expensive. For example, in April 2014 Theravance initiated a second Phase 2b study with TD-4208, our LAMA compound, and Theravance completed and announced positive results from a Phase 2 study of TD-9855 in our MARIN program for fibromyalgia. Though we are seeking to partner these and other mid-to-late stage programs, we may choose to progress one or more of these programs into later-stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. For example, we intend to progress telavancin, our approved antibiotic, into a registrational study for bacteremia as well as a patient registry study. We currently employ or have contracted with a small number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV®, and we presently intend to modestly increase the size of this group. Furthermore, without a commercialization partner for VIBATIV® in the U.S., we are not able to leverage a commercialization partner’s capabilities and infrastructure and we are incurring all of the costs and expenses associated with the commercialization of VIBATIV® in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support.

In 2011, Theravance granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment. In May 2014, Theravance’s Compensation Committee determined that the requisite performance conditions for the first tranche of the awards were achieved and, as a result, $9.5 million was paid by Theravance.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering twelve-month service-based vesting for a portion of the cash awards. The maximum amount payable by us under these modified cash bonus awards is $10.7 million. The remaining tranches of the cash awards were forfeited.

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

Cash Flows

	Six Months Ended June 30,
(In thousands)	2014	2013	Change
Net cash used in operating activities	$(96,239)	$(52,836)	$43,403
Net cash used in investing activities	(6,079)	(1,331)	4,748
Net cash provided by financing activities	370,517	54,167	316,350

Net cash used in our operating activities in the six months ended June 30, 2014 and 2013 was $96.2 million and $52.8 million.  The $43.4 million increase in net cash used in operating activities was primarily attributable to the increase in costs related for progression of clinical studies in our key clinical programs, bonus payments related to achievement of performance conditions under special long-term retention and incentive awards granted to certain employees in 2011, and costs related to VIBATIV® commercialization.

Net cash used in investing activities in the six months ended June 30, 2014 and 2013 was $6.1 million and $1.3 million. The $4.7 million increase in net cash used in investing activities was due to $4.2 million from purchases of available-for-sale securities in the first six months of 2014, net of the maturities, and increase in purchases of property and equipment of $0.4 million in 2014.

Net cash provided by financing activities in six months ended June 30, 2014 and 2013 was $370.5 million and $54.2 million. The $316.4 million increase in net cash provided by financing activities was due to $277.5 million of cash and cash equivalents contributed from Theravance as a result of the Spin-Off and an increase of $38.8 million transfers from Theravance in the first six months of 2014 compared to 2013.

Off-Balance Sheet Arrangements

Our equity interest in TRC constitutes an off-balance sheet arrangement. Under the agreement governing the TRC, the manager of TRC may request quarterly capital contributions from us to fund the operating costs of TRC, however, we are not obligated to make such contributions. Our equity interest in TRC entitles us to an 85% economic interest in any future payments, which includes royalties and milestone payments, made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “TRC-Assigned Agreements”). We have determined TRC to be a variable interest entity that is not consolidated in our financial statements. See Note 11 in the notes to our consolidated financial statements for further information regarding our interests in TRC. The potential importance of TRC to our future financial condition and results of operations is dependent upon the progression of drug candidates covered by the TRC-Assigned Agreements through development to commercialization. We rely on publicly available information about those drug candidates as we do not have access to confidential information regarding their progression or status.

Commitments and Contingencies

In 2011, Theravance granted special long-term retention and incentive restricted stock awards to members of senior management and special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year time frame from 2011 through December 31, 2016 and continued employment. In May 2014, Theravance’s Compensation Committee determined that the requisite performance conditions for the first tranche of the awards were achieved and, as a result, $0.2 million and $7.0 million in stock-based compensation expense was recognized by us in the three and six months ended June 30, 2014 and $9.5 million of cash bonus was paid by Theravance.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering twelve-month service-based vesting for a portion of the equity and cash awards. The stock-based compensation expense of $10.7 million associated with a portion of these awards after the modification is expected to be recognized by either Theravance or us, based on which company employs the individuals who hold these awards during the twelve-month service period commencing in June 2014. The maximum amount payable by us under these modified cash bonus awards is $10.7 million. The remaining tranches of the restricted stock awards remain subject to performance and service conditions and the remaining tranches of the cash awards were forfeited.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Registration Statement on Form 10 filed on May 6, 2014.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Sensitivity

We invest the cash and cash equivalents contributed to us by Theravance in an investment portfolio of investment grade, highly liquid debt securities, which are designed to limit the amount of credit exposure to any one issue, issuer or type of instrument. We do not plan to use derivative financial instruments for speculative or trading purposes. We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We diversify our credit risk and invest in debt securities with high credit quality. A hypothetical 1% increase in interest rates would have an adverse effect on the valuation of our investments in debt securities of less than $0.2 million as of June 30, 2014.  We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

ITEM  4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) (i) is recorded, processed, summarized and reported within required time periods and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during our most recent fiscal quarter which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.          RISK FACTORS

RISKS RELATING TO THE RECENT SPIN-OFF

We and our shareholders may not realize the potential benefits from the spin-off.

On June 2, 2014 the spin-off of the Company from Theravance, Inc. (“Theravance”) was completed via a pro rata dividend distribution to Theravance stockholders of record of one of our ordinary shares for every three and one half shares of Theravance common stock outstanding on the May 15, 2014 record date. We and our shareholders may not realize the potential benefits that we expect from our spin-off from Theravance. By separating from Theravance, there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Theravance. In addition, we have incurred and will continue to incur significant costs, including those described below, which may exceed our estimates.  As a separate company, we will not receive potential royalty revenue derived from certain of Theravance’s late-stage partnered respiratory assets (the “Royalty Business”).

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

•                  Prior to the spin-off, certain general administrative functions were performed by Theravance for the combined entity. Our historical consolidated financial statements reflect allocations of costs for services shared with Theravance. These allocations may differ from the costs we will incur for these services as an independent company;

•                  Our cost of capital will likely be higher than Theravance’s cost of capital prior to the spin-off; and

•                  Following the spin-off, we are now responsible for the additional costs associated with being an independent, public company, including costs related to corporate governance and listed and registered securities.

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

To comply with these requirements, we anticipate that we may need to upgrade our systems, including information technology, implement additional financial and management controls, reporting systems and procedures and hire additional legal, accounting and/or finance staff. If we are unable to upgrade our financial and management controls, reporting systems, information technology and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. In addition, if in the future we are unable to conclude that our internal control over financial reporting is effective (or if the auditors are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports.

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

We have only been operating as a stand-alone entity since June 2, 2014 and therefore we have a limited history operating as an independent company upon which you can evaluate us.

We have only been operating as a stand-alone entity since June 2, 2014 and therefore we have a limited operating history as an independent company upon which you can evaluate us. While our biopharmaceutical business has constituted a substantial part of the historic operations of Theravance, we did not operate as a stand-alone company without the Royalty Business until the spin-off. As a new independent company, our ability to satisfy our obligations and achieve profitability will be primarily dependent upon the future performance of our biopharmaceutical business, and we will not be able to rely upon the revenues, capital resources and cash flows of the Royalty Business remaining with Theravance. In addition, we will need certain transition services from Theravance to be able to operate our business and we will be required to deliver a significant number of services to Theravance during a transition period.

Concerns about our prospects as a stand-alone company and employee compensation and benefits could affect our ability to retain employees.

The spin-off represented a significant organizational change and our employees may have concerns about our prospects as a stand-alone company, including our ability to successfully operate the new entity over the long-term, and our ability to maintain our independence after the spin-off. If we are not successful in assuring our employees of our prospects as an independent company, our employees may seek other employment, which could materially adversely affect our business.

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

We agreed to indemnify Theravance from and after the spin-off with respect to (i) all debts, liabilities and obligations transferred to us in connection with the spin-off (including our failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the spin-off), (ii) any misstatement or omission of a material fact resulting in a misleading statement in our Information Statement distributed to Theravance stockholders in connection with the spin-off and (iii) any breach by us of certain agreements entered into with Theravance in connection with the spin-off (namely, the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement, and the Facility Sublease Agreement). We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Under the terms of the Separation and Distribution Agreement, Theravance agreed to indemnify us from and after the spin-off with respect to (i) all debts, liabilities and obligations retained by Theravance after the spin-off (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the spin-off) and (ii) any breach by Theravance of the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement, and the Facility Sublease Agreement. Our and Theravance’s ability to satisfy these indemnities, if called upon to do so, will depend upon our and Theravance’s future financial strength. If we are required to indemnify Theravance, or if we are not able to collect on indemnification rights from Theravance, our business prospects and financial condition may be harmed.

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

Rick E Winningham serves as our Chairman and Chief Executive Officer and currently holds the same positions for Theravance. In addition, certain of our directors and executive officers hold shares of Theravance’s common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. Under our master agreement with Theravance and GSK, we agreed that Mr. Winningham may remain the Chief Executive Officer of both us and Theravance for up to nine months following the spin-off.  We expect that Mr. Winningham will end his part-time service to Theravance and become our full-time Chief Executive Officer on August 15, 2014, and that most of the other senior officers that remained at Theravance at the time of the spin-off may become our officers as Theravance recruits and integrates new officers for its Royalty Business. This anticipated transition of certain officers from one company to the other and ownership of Theravance common stock by our officers and most of our directors may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Theravance and for us. For example, potential or actual conflicts could arise relating to: our relationship with Theravance, including Theravance’s and our respective rights and obligations under agreements entered into in connection with the spin-off; Theravance’s management of Theravance Respiratory Company, LLC (“TRC”), the Delaware limited liability company to which Theravance assigned its strategic alliance agreement with Glaxo Group Limited (“GSK”) and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy, particularly given that we and Theravance have different economic interests in TRC; the compensation of Mr. Winningham who serves as an officer and is Chairman of the board of directors of both companies; and corporate opportunities that may be available to both companies in the future.  Although we and Theravance have implemented policies and procedures to identify and properly address such potential and actual conflicts of interest, there can be no assurance that such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Theravance.

We may be treated as a U.S. corporation for U.S. federal income tax purposes.

For U.S. federal income tax purposes, a corporation generally is considered tax resident in the place of its incorporation. Because Theravance Biopharma is incorporated under Cayman Islands law, it should be a non-U.S.corporation under this general rule. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), however, contains rules that may result in a foreign corporation being treated as a U.S. corporation for U.S. federal income tax purposes. The application of these rules is complex and there is little guidance regarding certain aspects of their application.

Under Section 7874 of the Code, a corporation created or organized outside the U.S. will be treated as a U.S. corporation for U.S. federal tax purposes, when (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a U.S. corporation, (ii) the former shareholders of the acquired U.S. corporation hold at least 80% of the vote or value of the shares of the foreign acquiring corporation by reason of holding stock in the U.S. acquired corporation, and (iii) the foreign corporation’s “expanded affiliated group” does not have “substantial business activities” in the foreign corporation’s country of incorporation relative to its expanded affiliated group’s worldwide activities. For this purpose, “expanded affiliated group” generally means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the stock by vote and value, and “substantial business activities” generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located and derived, respectively, in the country of incorporation.

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

If it were determined that we should be treated as a U.S. corporation for U.S. federal income tax purposes, we could be liable for substantial additional U.S. federal income tax on our post-spin-off taxable income. In addition, payments of dividends to non-U.S. holders may be subject to U.S. withholding tax.

We are likely to be classified as a passive foreign investment company, or “PFIC,” which may have adverse U.S. federal income tax consequences to U.S. holders.

For U.S. federal income tax purposes, Theravance Biopharma generally would be classified as a PFIC for any taxable year if either (i) 75% or more of our gross income (including gross income of certain 25%-or-more-owned corporate subsidiaries) is “passive income” (as defined for such purposes) or (ii) the average percentage of our assets (including the assets of certain 25%-or-more-owned corporate subsidiaries) that produce passive income or that are held for the production of passive income is at least 50%.

We believe that Theravance Biopharma will be a PFIC for the 2014 taxable year and may continue to be a PFIC in subsequent years. If we were to be treated as a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder, then the U.S. holder would generally be subject to additional U.S. federal income taxes plus an interest charge with respect to distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. U.S. holders of our ordinary shares may wish to file an election to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark-to-market” their ordinary shares to avoid the otherwise-applicable interest charge consequences of PFIC treatment. U.S. holders of our ordinary shares should consult their tax advisers regarding the potential PFIC, QEF and mark-to-market treatment of their interests in our ordinary shares.

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as Theravance, and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners or via our interest in TRC to achieve profitability. During the six months ended June 30, 2014 and the years ended December 31, 2013 and 2012, we recognized losses of $118.2 million, $156.3 million and $9.6 million, respectively, which are reflected in the Parent Company Deficit on Theravance Biopharma’s condensed consolidated balance sheet. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the spin-off, as accumulated deficit on Theravance Biopharma’s consolidated balance sheets. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV®. In particular, we will incur substantial expenses to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, in April 2014, Theravance initiated a dose-ranging Phase 2b study with TD-4208, our LAMA compound, as a nebulized aqueous solution in patients with moderate to severe chronic obstructive pulmonary disease (“COPD”), and announced positive results from a Phase 2 study of TD-9855, an investigational norepinephrine and serotonin reuptake inhibitor, in our MARIN program, in patients with fibromyalgia. Also, in July 2012, Theravance announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we are seeking to partner these programs, we may choose to progress one or more of these programs into later stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. We plan to progress telavancin, our approved antibiotic, into a registrational study for bacteremia, as well as a patient registry study, which will increase our anticipated operating expenses substantially. In addition, we currently employ or have contracted with a small number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV®, and we presently intend to modestly increase the size of this group. Without a commercialization partner for VIBATIV® in the U.S. we are not able to leverage a commercialization partner’s capabilities and infrastructure and we are incurring all of the costs and expenses associated with the commercialization of VIBATIV® in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV® (telavancin), to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if:

•                  our earlier stage potential products move into later stage clinical development, which is generally a more expensive stage of development;

•                  additional preclinical product candidates are selected for clinical development;

•                  we pursue clinical development of our potential products in new indications;

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. For example, if we chose to progress TD-4208 in our LAMA program, TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation or TD-9855 in our MARIN program into later-stage development, and we choose to progress any of these programs on our own, our capital needs would increase substantially. Further, we plan to progress telavancin, our approved antibiotic, into a registrational study for bacteremia, as well as a patient registry study, and we presently intend to modestly increase the size of our team of sales representatives and medical science liaisons in the U.S., which will increase our anticipated operating expenses substantially.

Although we expect that we will have sufficient cash to fund our operations and working capital requirements for at least the next twelve months based on current operating plans and financial forecasts, we may need to raise additional capital in the future to, among other things:

•                  fund our discovery efforts and research and development programs;

•                  progress mid-to-late stage product candidates into later stage development, if warranted;

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

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.

If we raise funds through the issuance of debt, convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance could dilute ownership of current shareholders in us. In addition, if we seek to raise funds and this becomes known publicly, the market price of our shares could decline upon the expectation of dilution, regardless of whether dilution actually occurs. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

In addition, the terms of debt securities may also impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, to pay dividends on or repurchase our share capital, or to make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.

We do not control TRC and, in particular, have no control over or access to non-public information about the respiratory programs that Theravance partnered with GSK and assigned to TRC in connection with the spin-off (the “GSK-partnered programs”).

Theravance has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. These other drug programs include FF/UMEC/VI (ICS/LAMA/LABA) and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (ICS), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Theravance controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Theravance has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the drug programs assigned to TRC and exercises the rights relating to the drug programs under the GSK Agreements assigned to TRC by Theravance. As a result, we have no rights to participate in or access to non-public information about the development and commercialization of the drug programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our dependence on GSK as we have with respect to our dependence on our own partners.

If the GSK-partnered programs in which we have a substantial economic interest, the FF/UMEC/VI program and MABA programs encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to these programs, our business will be harmed, and the price of our securities could fall.

We have no access to confidential information regarding the progress of, or plans for, the GSK-partnered programs assigned to TRC, including FF/UMEC/VI program and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our economic interest in TRC, which is controlled by Theravance.  However, if any of the GSK-partnered programs assigned to TRC in which we have a substantial economic interest, including the FF/UMEC/VI program and MABA program, encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall.  Examples of such adverse developments include, but are not limited to:

•                  GSK deciding to delay or halt development of any of the GSK-partnered programs assigned to TRC in which we have a substantial economic interest, including FF/UMEC/VI, GSK961081 (‘081), the lead compound in the MABA program, or ‘081/FF;

•                  the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities determining that any of the studies under these programs do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to such programs;

•                  safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs; or

•                  any particular FDA requirements or changes in FDA policy or guidance regarding these programs.

We currently employ or have contracted a small number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV® and we presently intend to modestly increase the size of this group.  Without a commercialization partner for VIBATIV® in the U.S. we will bear the full cost of developing the capability to market, sell and distribute the product.

We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure. VIBATIV® was returned to Theravance by Astellas Pharma Inc. (“Astellas”), Theravance’s former VIBATIV® collaboration partner, in January 2012. Astellas had the right to terminate the agreement if a VIBATIV® new drug application was not approved by the FDA within two years of submission, or if VIBATIV® was not approved by the FDA for both complicated skin and skin structure infections (“cSSSI”) and hospital-acquired pneumonia by December 31, 2008. Both of these conditions giving rise to Astellas’ termination rights existed in January 2012 when Astellas exercised its right to terminate the agreement. On August 14, 2013 Theravance announced the reintroduction of VIBATIV® to the U.S. market with the commencement of shipments into the wholesaler channel and we presently intend to modestly expand our small sales force and medical affairs presence in the U.S. The risks of commercializing VIBATIV® in the U.S. without a partner include:

•                  costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, including third party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue from VIBATIV® for several years;

•                  our unproven ability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                  the unproven ability of sales personnel to obtain access to or educate adequate numbers of physicians about prescribing VIBATIV® in appropriate clinical situations;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  bearing the full costs of further development of VIBATIV®, including the planned registrational study in bacteremia program and patient registry study.

If we are not successful in recruiting sales and marketing personnel or in building an internal sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, we will have difficulty commercializing VIBATIV® in the U.S., which would adversely affect our business and financial condition and the price of our securities could fall.

With regard to all of our programs, any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical or non-clinical studies. In addition, clinical and non-clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If these studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, have increased uncertainty regarding the approvability of a new drug. In addition, over the past decade, the FDA has implemented additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy at the FDA’s discretion. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of our and our collaborative partner’s product candidates, which would materially harm our business and financial condition and the price of our securities could fall.

We rely on a single manufacturer for the Active Pharmaceutical Ingredient (“API”) for telavancin and a separate, single manufacturer for VIBATIV® drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV® drug product. If, for any reason, either single-source third party manufacturer of telavancin API or of VIBATIV® drug product is unable or unwilling to perform, or if its performance does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or finished drug product in a timely manner. Any inability to acquire sufficient quantities of API or finished drug product in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV® and our obligations to our partners and the price of our securities could fall.

Theravance’s previous VIBATIV® commercialization partner failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization. In May 2012, Theravance entered into an agreement with Hospira Worldwide, Inc. (“Hospira”) to supply VIBATIV® drug product. In June 2013, the FDA approved Hospira as a VIBATIV® drug product manufacturer, and this agreement with Hospira has been assigned to us. Although we believe that Hospira will be a reliable supplier of VIBATIV® drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV® drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV® in the U.S. will continue to be adversely affected and the commercial introduction of VIBATIV® in the European Union and Canada will be further delayed.

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

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies with respect to VIBATIV®, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition and the price of our securities could fall.

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

Based on our review of publicly available filings as of July 31, 2014, GSK beneficially owned approximately 25.7% of our outstanding ordinary shares. GSK is also a strategic partner to Theravance with rights and obligations under its collaboration agreement with Theravance and its strategic alliance agreement with TRC (collectively, the “GSK Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders.  In particular, upon the regulatory approval of FF/UMEC/VI or a MABA/ICS in either the U.S. or the European Union, GSK’s diligent efforts obligations under the GSK Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Theravance and TRC.  For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations, though the actions GSK may take to acquire us are limited under our governance agreement with GSK which will expire on December 31, 2017 (the “Governance Agreement”).  The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders.  In addition, GSK could also seek to challenge our or Theravance’s post-spin-off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Theravance and us entered into in connection with the spin-off, or otherwise violating its legal rights.  While we believe our operations fully comply with the GSK Agreements, the master agreement and applicable law, there can be no assurance that we or Theravance will prevail against any such claims by GSK.  Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them.  In addition, any other action or inaction by either GSK or Theravance that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Theravance’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Theravance and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

Agreements entered into with or for the benefit of GSK in connection with the spin-off may significantly restrict our business and affairs.

On March 3, 2014, in connection with the spin-off, we, Theravance and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Theravance and GSK entered into a three-way master agreement (the “Master Agreement”) that, among other things, requires GSK’s consent to make any changes to (A) the Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement and Tax Matters Agreement that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (B) the TRC Limited Liability Company Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC Limited Liability Company Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC Limited Liability Company Agreement. The Master Agreement also limits Mr. Winningham’s ability to act as Chief Executive Officer of both us and Theravance to a period of nine months following the spin-off and also limits the periods of time that Theravance employees may provide services to us pursuant to the transition services agreement between Theravance and us. We and GSK also entered into (i) the Governance Agreement that, among other things, provides share purchase rights to GSK and exempts GSK from triggering our Rights Agreement until December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Theravance under the GSK Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK’s interests may not be aligned with the interests of our business or our other shareholders.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize our product candidates and our business will be adversely affected.

Theravance’s collaborations with Alfa Wassermann for velusetrag, with Clinigen for VIBATIV® for the European Union, and with other companies for regional development and commercialization of VIBATIV® were assigned to us in connection with the spin-off. Also, through our interest in TRC we may participate economically in Theravance’s collaborations with GSK with respect to certain GSK-partnered respiratory programs. Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator or for territory that is not covered by existing collaborations, and to commercialize these product candidates if approved by the necessary regulatory authorities. For example, in April 2014, Theravance announced positive results from a Phase 2 study of TD-9855, an investigational norepinephrine and serotonin reuptake inhibitor, in our MARIN program, in patients with fibromyalgia. Velusetrag, our lead compound in the 5-HT4 program, and TD-1792, our investigational antibiotic, have successfully completed Phase 2 proof-of-concept studies and currently are not partnered in the U.S. In July 2012 Theravance reported positive results from a Phase 2b study with TD-1211, the lead compound in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation and in September 2013 Theravance reported positive top-line results from a Phase 2b study with TD-4208 LAMA compound which Theravance recently progressed into a larger Phase 2b study in COPD patients. In some instances, we may seek additional third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV® in regions where it is not currently partnered. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than the arrangements Theravance negotiated and assigned to us, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates and the price of our securities could fall.

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

The FDA enforces GCPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs, the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or we or the FDA may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and the price of our securities could fall.

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

Rick E Winningham, our Chief Executive Officer, is working part-time for us and part-time for Theravance and this arrangement is expected to last until August 15, 2014. While we benefit from his deep knowledge of our current programs, partners and personnel, as well as his familiarity with our systems, policies, procedures and mode of operation, the lack of his full time focus on our business may dilute his effectiveness on our behalf and therefore hurt our business.

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

Our U.S. operating subsidiary’s facility and most of its employees are located in northern California, which is headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market is intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities and the price of our securities could fall.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2014, we or one of our wholly-owned subsidiaries owned 358 issued United States patents and 1,267 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties. Prosecution of these claims to enforce our rights against others would involve substantial litigation expenses and divert substantial employee resources from our business. If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities and we cannot be sure that our insurer will not disclaim coverage as to a future claim. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business. The cost of defending any product liability litigation or other proceeding, even if resolved in our favor, could be substantial and uncertainties resulting from the initiation and continuation of product liability litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Product liability claims could also harm our reputation, which may adversely affect our and our partners’ ability to commercialize our products successfully and the price of our securities could fall.

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

RISKS RELATING TO OUR ORDINARY SHARES

Our ordinary shares only recently began trading on June 3, 2014, and the market price for our shares has and may continue to fluctuate widely, and may result in substantial losses for purchasers of our ordinary shares.

Our ordinary shares only recently began trading on June 3, 2014, and the market price for our shares has and may continue to fluctuate widely, and may result in substantial losses for purchasers of our ordinary shares. To date, there is limited securities analyst coverage of our company.  Limited securities analyst coverage of our company and shares is likely to reduce demand for our shares from potential investors, which likely will reduce the market price for our shares.

Market prices for securities of biotechnology and biopharmaceutical companies have been highly volatile, and we expect such volatility to continue for the foreseeable future, so that investment in our ordinary shares involves substantial risk. By separating from Theravance, there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Theravance. Additionally, the stock market from time to time has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. Also, the trading price of shares of newly public companies distributed in spin-off transactions, as our shares have been distributed, can often be very volatile and subject to sharp declines, particularly shortly following the spin-off. The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

•                  any adverse developments or results or perceived adverse developments or results with respect to the GSK-partnered programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

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

Theravance Biopharma’s ownership at the time of the spin-off reflected the ownership composition of Theravance. Based on our review of publicly available filings as of July 31, 2014, GSK beneficially owned approximately 25.7% of our outstanding ordinary shares. Based on our review of publicly available filings as of March 31, 2014, the three largest Theravance stockholders other than GSK collectively owned approximately 36.6% of its outstanding capital stock. Assuming these shareholders held a similar percentage as of the record date to determine the Theravance stockholders that would receive our shares in the spin-off, these shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.  However, since the three largest Theravance stockholders other than GSK are not required to report their holdings of our ordinary shares until February 2015, we cannot be certain whether they maintain their percentage ownership in us or if there are other potential concentrations of our shares.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6.                   EXHIBITS

Exhibit No.	Description of Exhibit

4.1	Registration Rights Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (1)

*10.1	UK Addendum to the 2013 Equity Incentive Plan

*10.2	Offer Letter with Rick E Winningham dated May 5, 2014 (2)

*10.3	Offer Letter with Brett K. Haumann dated May 12, 2014

*10.4	Offer Letter with Renee D. Gala dated May 12, 2014

*10.5	Offer Letter with Jeffrey D. Jonker dated May 12, 2014

*10.6	Offer Letter with Frank Pasqualone dated May 12, 2014

10.7	Separation and Distribution Agreement between Theravance and Theravance Biopharma, dated June 1, 2014 (3)

10.8	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014 (3)

10.9	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014 (3)

10.10	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014 (3)

10.11	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014 (3)

10.12	License Agreement with Janssen Pharmaceutica, dated as of May 14, 2002

10.13	Collaboration Agreement between Theravance, Inc. and Glaxo Group Limited, dated November 14, 2002 (4)

10.14	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Theravance, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.

10.15	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Theravance, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

(1)                                 Incorporated by reference to an exhibit filed with the Amendment No. 4 to the Registration Statement on Form 10 of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on April 8, 2014.

(2)                                 Incorporated by reference to an exhibit filed with the Amendment No. 5 to the Registration Statement on Form 10 of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on May 8, 2014.

(3)                                 Incorporated by reference to an exhibit filed with the Current Report on Form 8-K of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on June 3, 2014.

(4)                                 Incorporated by reference to an exhibit filed with the quarterly report on Form 10-Q of Theravance, Inc., filed with the Securities and Exchange Commission on August 8, 2014.

*                                         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: August 13, 2014	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer

Date: August 13, 2014	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President, Finance

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

4.1	Registration Rights Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (1)

*10.1	UK Addendum to the 2013 Equity Incentive Plan

*10.2	Offer Letter with Rick E Winningham dated May 5, 2014 (2)

*10.3	Offer Letter with Brett K. Haumann dated May 12, 2014

*10.4	Offer Letter with Renee D. Gala dated May 12, 2014

*10.5	Offer Letter with Jeffrey D. Jonker dated May 12, 2014

*10.6	Offer Letter with Frank Pasqualone dated May 12, 2014

10.7	Separation and Distribution Agreement between Theravance and Theravance Biopharma, dated June 1, 2014 (3)

10.8	Transition Services Agreement between Theravance and Theravance Biopharma, dated June 2, 2014 (3)

10.9	Tax Matters Agreement between Theravance and Theravance Biopharma, dated June 2, 2014 (3)

10.10	Employee Matters Agreement between Theravance and Theravance Biopharma, dated June 1, 2014 (3)

10.11	Theravance Respiratory Company, LLC Limited Liability Company Agreement between Theravance and Theravance Biopharma, dated May 31, 2014 (3)

10.12	License Agreement with Janssen Pharmaceutica, dated as of May 14, 2002

10.13	Collaboration Agreement between Theravance, Inc. and Glaxo Group Limited, dated November 14, 2002 (4)

10.14	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Theravance, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.

10.15	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Theravance, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

(1)                                 Incorporated by reference to an exhibit filed with the Amendment No. 4 to the Registration Statement on Form 10 of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on April 8, 2014.

(2)                                 Incorporated by reference to an exhibit filed with the Amendment No. 5 to the Registration Statement on Form 10 of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on May 8, 2014.

(3)                                 Incorporated by reference to an exhibit filed with the Current Report on Form 8-K of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on June 3, 2014.

(4)                                 Incorporated by reference to an exhibit filed with the quarterly report on Form 10-Q of Theravance, Inc., filed with the Securities and Exchange Commission on August 8, 2014.

*                                         Management contract or compensatory plan or arrangement.