Form 10-Q
period 2014-09-30
Theravance Biopharma, Inc.
filed 2014-11-12
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2014, the number of the registrant’s outstanding ordinary shares was 32,228,277.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$122,228	$—
Short-term marketable securities	162,489	—
Accounts receivable, net of allowances of $47 and $89 at September 30, 2014 and December 31, 2013	230	199
Receivables from collaborative arrangements	181	934
Prepaid and other current assets	6,454	2,567
Inventories	15,129	10,406
Total current assets	306,711	14,106

Marketable securities	65,638	—
Restricted cash	—	833
Property and equipment, net	9,356	10,238
Total assets	$381,705	$25,177

Liabilities:
Current liabilities:
Accounts payable	$5,284	$6,940
Accrued personnel-related expenses	10,886	9,870
Accrued clinical and development expenses	9,435	9,714
Other accrued liabilities	4,340	2,122
Income taxes payable	5,216	—
Deferred revenue	667	8,207
Total current liabilities	35,828	36,853

Deferred rent	5,070	4,774
Other long-term liabilities	986	585
Commitments and contingencies (Notes 3, 6 and 8)

Shareholders’ Equity and Parent Company Deficit (Note 1):
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at September 30, 2014	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at September 30, 2014; 32,228 shares issued and outstanding at September 30, 2014	—	—
Additional paid-in capital	414,875
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(75,027)	—
Parent company deficit	—	(17,035)
Total shareholders’ equity and parent company deficit	339,821	(17,035)

Total liabilities, shareholders’ equity and parent company deficit	$381,705	$25,177

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(Note 1)		(Note 1)
Revenue:

Product sales	$1,303	$—	$3,109	$—
Revenue from collaborative arrangements	5,033	24	7,146	51
Total revenue	6,336	24	10,255	51

Costs and expenses:
Cost of goods sold	369	—	836	—
Research and development	38,324	32,301	126,330	88,109
Selling, general and administrative	17,705	8,801	49,875	24,146
Total costs and expenses	56,398	41,102	177,041	112,255

Loss from operations	(50,062)	(41,078)	(166,786)	(112,204)
Interest income and other income	668	—	882	—
Loss before income taxes	(49,394)	(41,078)	(165,904)	(112,204)
Provision for income taxes	(5,101)	—	(6,824)	—
Net loss	$(54,495)	$(41,078)	$(172,728)	$(112,204)

Net loss per share:
Basic and diluted net loss per share	$(1.72)	$(1.29)	$(5.44)	$(3.53)
Shares used to compute basic and diluted net loss per share	31,754	31,741	31,746	31,741

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
		(Note 1)		(Note 1)

Net loss	$(54,495)	$(41,078)	$(172,728)	$(112,204)

Other comprehensive loss:
Net unrealized loss on marketable securities	(97)	—	(118)	—
Comprehensive loss	$(54,592)	$(41,078)	$(172,846)	$(112,204)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
		(Note 1)
Operating activities
Net loss	$(172,728)	$(112,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,493	1,959
Share-based compensation	28,814	17,317
Excess tax benefit of share-based compensation	(393)	—
Other non-cash items	—	20
Changes in operating assets and liabilities:
Accounts receivable	(328)	(451)
Receivables from collaborative arrangements	753	(1,031)
Receivable from Theravance, Inc.	14,984	—
Prepaid and other current assets	(3,256)	(326)
Inventories	(6,422)	(2,842)
Accounts payable	(492)	1,898
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	4,896	3,103
Deferred rent expense	296	(416)
Income taxes payable	5,875	—
Deferred revenue	(7,108)	7,202
Net cash used in operating activities	(132,616)	(85,771)

Investing activities
Purchases of property and equipment	(2,342)	(1,668)
Purchases of marketable securities	(145,869)	—
Maturities of marketable securities	32,276	—
Payments received on notes receivable	—	100
Net cash used in investing activities	(115,935)	(1,568)

Financing activities
Cash and cash equivalents contributed from Theravance, Inc. (Note 9)	277,541	—
Excess tax benefit of share-based compensation	393	—
Repurchase of restricted stock	(131)	—
Transfers from Theravance, Inc.	92,976	87,339
Net cash provided by financing activities	370,779	87,339

Net increase in cash and cash equivalents	122,228	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$122,228	$—

Supplemental disclosure of noncash information
Contribution of net assets, excluding cash and cash equivalents, from Theravance, Inc. (Note 9)	$125,337	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance Biopharma, Inc. (“Theravance Biopharma”, the “Company”, or “we” and other similar pronouns) is a biopharmaceutical company with a pipeline of internally discovered product candidates, strategic collaborations with pharmaceutical companies and an approved product. Theravance Biopharma is focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, central nervous system (“CNS”)/pain, and gastrointestinal (“GI”) motility dysfunction. We also have an economic interest in future payments that may be made by Glaxo Group Limited (which we refer to, together with its affiliates, as “GSK”) under agreements with Theravance, Inc. (“Theravance”), relating to certain drug programs, including the “Closed Triple” or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol) and the MABA program, as monotherapy with GSK961081 (‘081) and as a combination (‘081/FF).

On June 1, 2014, Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) and contributing $393.0 million of cash, cash equivalents and marketable securities into its then wholly-owned subsidiary Theravance Biopharma.  On June 2, 2014 Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly-traded company. Prior to June 2, 2014, Theravance was the parent for the Biopharmaceutical Business.

The Spin-Off was effected pursuant to a Separation and Distribution Agreement between Theravance and Theravance Biopharma (the “Separation and Distribution Agreement”), which provides, among other things, for the principal corporate transactions required to effect the Spin-Off and certain other agreements governing Theravance’s relationship with Theravance Biopharma after the Spin-Off. These agreements are discussed further in Note 10.

Basis of Presentation

The condensed consolidated financial information as of September 30, 2014, and the three months and nine months ended September 30, 2014 and 2013 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2013 financial statements and notes thereto included in the information statement filed as an exhibit to our Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”) on May 7, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared using Theravance’s historical cost basis of the assets and liabilities of the various activities that comprised the Biopharmaceutical Business of Theravance and reflect the consolidated results of operations, financial condition and cash flows of Theravance Biopharma as a wholly-owned subsidiary of Theravance prior to the Spin-Off. The various assets, liabilities, revenues and expenses associated with Theravance have been allocated to the historical condensed consolidated financial statements of Theravance Biopharma in a manner consistent with the Separation and Distribution Agreement, discussed in Note 10. Changes in parent company deficit represent Theravance’s net investment in Theravance Biopharma, after giving effect to Theravance Biopharma’s net loss, parent company expense allocations, and net cash transfers to and from Theravance.

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

Management believes that the condensed consolidated statements of operations and comprehensive loss include a reasonable allocation of costs incurred by Theravance which benefited Theravance Biopharma. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Theravance Biopharma if it had operated as an independent, publicly traded company or of the costs expected to be incurred in the future. As such, the financial information herein for periods prior to the Spin-Off may not necessarily reflect the financial position, results of operations, and cash flows of Theravance Biopharma in the future or what it would have been had Theravance Biopharma been an independent, publicly traded company during such periods.

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

Financial instruments include cash equivalents, marketable securities, accounts receivable, receivables from Theravance, accounts payable, and accrued liabilities. Our marketable securities are carried at estimated fair value and measured on a recurring basis. The carrying value of cash equivalents, accounts receivable, receivables from Theravance, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

Inventories

Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV® (telavancin). Raw materials include VIBATIV active pharmaceutical ingredient (“API”) and other raw materials. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the average-cost method for validation batches. We analyze our inventory levels quarterly and write down any inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value or for inventory quantities in excess of expected requirements.

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

Product Revenues

We sell VIBATIV in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV through these distributors. Commencing in the first quarter of 2014, we have recorded revenue on the sale of VIBATIV on a sell-through basis, once the distributors sell the product to healthcare providers.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV experienced by Theravance’s former collaborative partner, Astellas Pharma Inc. (“Astellas”), rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

Chargebacks and Government Rebates:  For VIBATIV sales in the U.S., we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (PHS) as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the condensed consolidated balance sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

Distribution Fees and Product Returns:  We have written contracts with our distributors that include terms for distribution-related fees. We record distribution-related fees based on a percentage of the product sales price. We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Additionally, we have granted more expansive return rights to our distributors following our product launch of VIBATIV. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. We have developed estimates for VIBATIV product returns based upon historical VIBATIV sales. We record distribution fees and product returns as an allowance against accounts receivable.

Allowance for Doubtful Accounts:  We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2014 and December 31, 2013, there was no allowance for doubtful accounts as we have not had any write-offs historically.

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

Fair Value of Share-Based Compensation Awards

We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under Theravance’s and our equity incentive plans and rights to acquire shares granted under our employee share purchase plan (“ESPP”). Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”) are measured based on the fair value market values of the underlying stock on the date of grant. The estimated fair value of options, RSUs and RSAs is expensed on a straight-line basis over the expected term of the grant. Share-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differed from those estimates.

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

2. Net Loss per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding, less restricted shares subject to forfeiture. Shares used in diluted net loss per share would include the dilutive effect of ordinary shares potentially issuable under other dilutive securities. However, potentially issuable ordinary shares are not used in computing diluted net loss per share as their effect would be anti-dilutive due to the loss recorded during the periods presented, and, therefore, diluted net loss per share is equal to basic net loss per share. Prior to the Spin-Off, we operated as part of Theravance and not as a separate entity. As a result, the calculation of basic and diluted net loss per share assumes that the 32,260,105 ordinary shares issued to Theravance stockholders in connection with the Spin-Off were outstanding from the beginning of the periods presented. The computations for basic and diluted net loss per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except for per share amounts)	2014	2013	2014	2013
Numerator:
Net loss	$(54,495)	$(41,078)	$(172,728)	$(112,204)

Denominator:
Weighted-average number of shares used to compute basic and diluted net loss per share	31,754	31,741	31,746	31,741

Basic and diluted net loss per share	$(1.72)	$(1.29)	$(5.44)	$(3.53)

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Share issuances under equity incentive plan and ESPP	3,581	—	3,470	—
Unvested RSAs	458	—	458	—
	4,039	—	3,928	—

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized revenue from collaborative arrangements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Clinigen Group plc	$5,011	$—	$5,014	$—
R-Pharm CJSC	22	—	2,132	—
Other	—	24	—	51
Total revenue from collaborative arrangements	$5,033	$24	$7,146	$51

Clinigen Group plc

Commercialization Agreement

In March 2013, Theravance entered into a commercialization agreement (the “Clinigen Commercialization Agreement”) with Clinigen Group plc (“Clinigen”) to commercialize VIBATIV for the treatment of hospital acquired nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by methicillin resistant Staphylococcus aureus (MRSA) when other alternatives are not suitable. Under the agreement, Theravance granted Clinigen exclusive commercialization rights in the European Union and certain other European countries (including Switzerland and Norway). Theravance received a $5.0 million upfront payment in March 2013. This agreement was assigned to us in the Spin-Off, and we are now eligible to receive tiered royalty payments on net sales of VIBATIV, ranging from 20% to 30%. We are responsible, either directly or through our vendors or contractors, for supplying at Clinigen’s expense both API and finished drug product for Clinigen’s commercialization activities. The agreement has a term of at least 15 years, with an option to extend exercisable by Clinigen. However, Clinigen may terminate the agreement at any time after it has initiated commercialization upon 12 months’ advance notice.

Under the Clinigen Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and manufacturing supply. Theravance determined that the license represents a separate unit of accounting as the license, which includes rights to Theravance’s underlying technologies for VIBATIV, has standalone value because the rights conveyed permit Clinigen to perform all efforts necessary to use Theravance’s technologies to bring the compound through commercialization and based the best estimate of selling price for the license based on potential future cash flows under the arrangement over the estimated commercialization period. Theravance determined that the committee participation represents a separate unit of accounting as Clinigen could negotiate for and/or acquire these services from other third parties and based the best estimate of selling price of the committee participation based on the nature and timing of the services to be performed. Theravance determined the best estimate of selling price for the manufacturing supply based on a fully burdened cost to purchase and transfer the underlying API and finished goods from Theravance’s third party contract manufacturer. The license, committee representation and supply obligations under the Clinigen Commercialization Agreement are now our obligations.

The $5.0 million upfront payment received by Theravance was recognized by us as revenue in the third quarter of 2014 due to the completion of technical transfer for the underlying license. Amounts received under a future separate supply agreement for API, which will be manufactured by our third party contract manufacturers, will be recognized as revenue to the extent of future API and finished goods inventory sales.

R-Pharm CJSC

Development and Commercialization Agreement with R-Pharm CJSC

In October 2012, Theravance entered into two development and commercialization agreements with R-Pharm CJSC (“R-Pharm”): one to develop and commercialize VIBATIV (the “VIBATIV Development and Commercialization Agreement”) and the other to develop and commercialize TD-1792 (the “TD-1792 Development and Commercialization Agreement”), one of Theravance’s investigational glycopeptide-cephalosporin heterodimer antibiotics for the treatment of Gram-positive infections. Under each agreement, Theravance granted R-Pharm exclusive development and commercialization rights in Russia, Ukraine, other member countries of the Commonwealth of Independent States, and Georgia. Theravance received $1.1 million in upfront payments for each agreement. These agreements were transferred to us as a result of the Spin-Off. We are now eligible to receive potential future contingent payments totaling up to $10.0 million for both agreements and royalties on net sales by R-Pharm of 15% from TD-1792 and 25% from VIBATIV. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to R-Pharm’s performance of future development and commercialization activities.

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

VIBATIV®

Under the VIBATIV Development and Commercialization Agreement, the significant deliverables were determined to be the license, committee participation and a contingent obligation to supply R-Pharm with API at R-Pharm’s expense, subject to entering into a future supply agreement. Theravance determined that the license represents a separate unit of accounting as the license, which includes rights to Theravance’s underlying technologies for VIBATIV, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use Theravance’s technologies to bring the compounds through development and, upon regulatory approval, commercialization and Theravance based the best estimate of selling price for the license based on potential future cash flows under the arrangement over the estimated performance period. Theravance determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties and Theravance based the best estimate of selling price on the nature and timing of the services to be performed.

The $1.1 million upfront payment received for the VIBATIV agreement was allocated to two units of accounting based on the relative selling price method as follows: $1.0 million to the license and $33,000 to the committee participation. The amount allocated to the license was recognized as revenue in the second quarter of 2014 due to the completion of technical transfer. The amount allocated to committee participation was deferred and will be recognized as revenue over the estimated performance period.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Alfa Wassermann società per azioni	$175	$471	$287	$924
Merck	—	1,501	—	4,579
R-Pharm	—	—	22	86
Total reduction to R&D expense	$175	$1,972	$309	$5,589

4. Available-for-Sale Securities

The classification of available-for-sale securities in the condensed consolidated balance sheets is as follows:

(In thousands)	September 30, 2014	December 31, 2013
Cash equivalents	$109,410	$—
Short-term marketable securities	162,489	—
Marketable securities	65,638	—
Restricted cash	—	833
Total	$337,537	$833

The estimated fair value of available-for-sale securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service.

Available-for-sale securities are summarized below:

		September 30, 2014
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$109,410	$—	$—	$109,410
U.S. government securities	Level 1	36,022	41	(1)	36,062
U.S. government agencies	Level 2	54,966	9	(15)	54,960
U.S. corporate notes	Level 2	90,189	20	(81)	90,128
U.S. commercial paper	Level 2	46,977	—	—	46,977
Total		$337,564	$70	$(97)	$337,537

		December 31, 2013
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	Level 1	$833	—	—	$833
Total		$833	$—	$—	$833

At September 30, 2014, all of the available-for-sale securities had contractual maturities within two years and the average duration of marketable securities was approximately nine months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at September 30, 2014 were temporary in nature. All marketable securities with unrealized losses at September 30, 2014 have been in a loss position for less than twelve months. There were no transfers between Level 1 and Level 2 during the periods presented.

5. Inventories

Inventories were as follows:

	September 30,	December 31,
(In thousands)	2014	2013
Raw materials	$6,827	$5,138
Work-in-process	812	360
Finished goods	7,490	4,908
Total inventories	$15,129	$10,406

6. Share-Based Compensation

Theravance Biopharma Equity Plans

Upon the completion of the Spin-Off, we had two equity compensation plans—our 2013 Equity Incentive Plan (the “2013 EIP”) and our 2013 Employee Share Purchase Plan (the “2013 ESPP”)—that provide for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights and other equity-based awards, to our employees, officers, directors and consultants. Under the plans, we are authorized to issue a total of 6,285,713 shares. During the nine months ended September 30, 2014, we granted share options for the purchase of 3,474,926 ordinary shares with a weighted average exercise price of $25.51. As of September 30, 2014, there were 1,953,645 shares remaining available for issuance under the 2013 EIP and 857,142 under the 2013 ESPP.

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

Under the 2013 ESPP, our officers and employees may purchase ordinary shares through payroll deductions at a price equal to 85% of the lower of the fair market value of the ordinary share at the beginning of the offering period or at the end of each applicable purchase period. The ESPP generally provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period generally composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation.

Our 2013 ESPP also includes a feature that provides for the existing offering period to terminate and for participants in that offering period to automatically be enrolled in a new offering period when the fair market value of an ordinary share at the beginning of a subsequent offering period falls below the fair market value of an ordinary share on the first day of such offering period.

Theravance’s Equity Plans

Our employees have in the past received Theravance stock-based compensation awards, and, therefore, the following disclosures include information regarding share-based compensation expense allocated to Theravance Biopharma that related to Theravance stock-based equity awards. Accordingly, the amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company for the periods presented.

At the time of the Spin-Off, Theravance had one active stock-based incentive plan under which it granted stock-based awards to employees, officers and consultants, the 2012 Equity Incentive Plan. All outstanding stock options and RSUs held by (1) Theravance employees who became our employees, and (2) members of the board of directors of Theravance who became members of the board of directors of Theravance Biopharma, in connection with the Spin-Off were adjusted for the Spin-Off. Such awards, along with outstanding RSAs held by Theravance employees who became our employees in connection with the Spin-Off, will continue to vest and remain outstanding based on continuing employment or service with us.

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

On June 2, 2014, Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date. Theravance’s outstanding stock options and RSUs, which were not entitled to the dividend distribution were adjusted for the Spin-Off.  Specifically, the number of shares and exercise price for Theravance’s outstanding stock options were adjusted and the number of shares underlying Theravance’s outstanding RSUs was adjusted. All other terms of these options and RSUs remained the same; provided, however, that the vesting and expiration of these grants are based on the holder’s continuing employment or service with Theravance or us, as applicable.

Although the anti-dilution adjustments were required pursuant to the terms of each equity plan, the anti-dilution adjustments were calculated using a volume-weighted average stock price, rather than the stock price as of the date of the dividend distribution, which resulted in incremental compensation expense. The accounting impact of the adjustment to the outstanding Theravance stock options and RSUs that occurred in connection with the Spin-Off of Theravance Biopharma was measured by comparing the fair values of the modified stock options and RSUs to our employees and directors immediately before and after the adjustment. As a result, we will recognize total incremental stock-based compensation expense of $0.7 million associated with this adjustment over the remaining service period as it pertains to unvested stock options and RSUs held by individuals now in service with us. During the third quarter of 2014, we recognized $0.1 million of the total incremental stock-based compensation expense.

Theravance Performance-Contingent Restricted Stock Awards

Over the past three years, the Compensation Committee of Theravance’s Board of Directors (“Theravance’s Compensation Committee”) has approved grants of performance-contingent RSAs to its senior management and a non-executive officer.  Generally, these awards have dual triggers of vesting based upon the achievement of certain performance goals by a pre-specified date, as well as a requirement for continued employment.  When the performance goals are deemed achieved for these types of awards, time-based vesting and, as a result, recognition of stock-based compensation expense commence. Included in these performance-contingent RSAs is the grant of 1,290,000 special long-term retention and incentive performance-contingent RSAs to senior management in 2011.  The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and require continued employment.

In May 2014, Theravance’s Compensation Committee determined that the requisite performance conditions for the first tranche of the awards were achieved and, as a result, $7.0 million in stock-based compensation expense was recognized by us during the nine months ended September 30, 2014.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards, contingent upon the Spin-Off.  The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering twelve-month service-based vesting for a portion of the equity awards.  Stock-based compensation expense of $6.9 million associated with this portion of the awards after the modification is expected to be recognized by us during the twelve-month service period commencing in June 2014.  The remaining 417,000 RSAs outstanding under these awards continue to be subject to performance and service conditions. In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock, which will also be subject to the same performance and service conditions as the RSAs.

Share-Based Compensation Expense

The share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2014	2013	2014	2013
Research and development	$5,132	$4,073	$14,046	$12,071
Selling, general and administrative	4,218	1,521	14,768	5,246
Total share-based compensation expense	$9,350	$5,594	$28,814	$17,317

For the three and nine months ended September 30, 2014, we recognized $4.0 million and $5.0 million of share-based compensation expense relating to the options granted under the 2013 EIP and rights granted under the 2013 ESPP.

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

Valuation Assumptions

The range of assumptions we used to estimate the fair value of options granted under the 2013 EIP and rights granted under the 2013 ESPP was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options Under the 2013 EIP
Risk-free interest rate	1.9% - 2.0%	—	1.7% - 2.0%	—
Expected term (in years)	5-6	—	5-6	—
Volatility	69%-70%	—	64%-70%	—
Dividend yield	—	—	—	—
Weighted-average estimated fair value of stock options granted	$18.99	$—	$16.03	$—

2013 ESPP
Risk-free interest rate	0% - 0.7%	—	0% - 0.7%	—
Expected term (in years)	0.6 -2.2	—	0.6 -2.2	—
Volatility	58%-66%	—	58%-66%	—
Dividend yield	—	—	—	—
Weighted-average estimated fair value of stock options granted	$10.95	$—	$10.95	$—

The range of assumptions Theravance used to estimate the fair value of stock options granted prior to the Spin-Off was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Employee stock options
Risk-free interest rate	—	1.7% - 2.0%	—	0.8% - 2.0%
Expected term (in years)	—	6	—	5-6
Volatility	—	60%	—	58%-60%
Dividend yield	—	—	—	—
Weighted-average estimated fair value of stock options granted	$—	$21.63	$—	$18.11

7. Income Taxes

The income tax provision was $5.1 million and $6.8 million for the three and nine months ended September 30, 2014.  While we incur operating losses on a consolidated basis, we operate in multiple jurisdictions and generate taxable income in our United States operations.

Our operations have historically been included in Theravance’s U.S. federal and state income tax returns. Theravance will include the period from January 1, 2014 to June 1, 2014 on its income tax return. The net operating losses (NOL) generated within Theravance, including our activity prior to the separation will be included within Theravance’s return and all NOL carryforwards and research and development tax credits generated by Theravance, including our activity prior to the Spin-Off were retained by Theravance upon the separation of the companies. As part of the Spin-Off, Theravance contributed certain assets and liabilities to us, including the related basis differences, consisting primarily of deferred tax assets of approximately $12.7 million.  These deferred tax assets include accrued liabilities that will be deductible in future periods,  stock-based compensation and fixed assets.  We had approximately $14.1 million in deferred tax assets at June 30, 2014 , and $17.1 million in deferred tax assets at September 30, 2014, which were subject to a full valuation allowance.

We follow the accounting guidance related to Accounting for Income Taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. At September 30, 2014, we had certain deferred tax assets, the majority of which were transferred from Theravance in connection with the Spin-Off, that have been offset in full by a valuation allowance.

As of September 30, 2014, we had unrecognized tax benefits and related interest and penalties of approximately $0.4 million. We include any applicable interest and penalties associated with our unrecognized tax benefits within the provision for income taxes in the consolidated statement of operations.

8. Commitments and Contingencies

Special Long-Term Retention and Incentive Cash Awards Program

In 2011, Theravance granted special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year timeframe from 2011 through December 31, 2016 and continued employment.

In May 2014, Theravance’s Compensation Committee determined that the requisite performance conditions for the first tranche of the awards were achieved and, as a result, we recognized cash bonus expense of $9.5 million during the nine months ended September 30, 2014. In May 2014, the total cash bonus of $9.5 million for the first tranche was paid.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering a twelve-month service-based vesting for a portion of the cash awards. The maximum amount payable by us under these modified cash bonus awards is $10.4 million. The remaining tranches of the cash awards were forfeited.

9. Spin-Off from Theravance, Inc.

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

On June 1, 2014, we entered into the Separation and Distribution Agreement with Theravance that set forth the terms and conditions of our separation from Theravance. In addition, we entered into other definitive agreements in connection with the Spin-Off, including (1) a Transition Services Agreement, (2) a Tax Matters Agreement, (3) an Employee Matters Agreement, and (4) Theravance Respiratory Company, LLC Limited Liability Company Agreement. See Note 10 for further discussion.

The net book value of the net assets that were transferred to us in connection with the Spin-Off is as follows:

June 2,
(In thousands)	2014
Cash and cash equivalents	$277,541
Marketable investment securities	115,129
Accounts receivable	125
Reimbursement of certain liabilities	16,983
Prepaid and other current assets	3,172
Inventories	14,328
Fixed assets, net	9,580
Accrued liabilities	(22,342)
Deferred revenue	(6,694)
Other liabilities	(4,944)
Net book value of assets transferred	$402,878

10. Contractual Agreements with Theravance, Inc.

Separation and Distribution Agreement

In connection with the Spin-Off, on June 1, 2014, Theravance and Theravance Biopharma entered into the Separation and Distribution Agreement which set forth the principal transactions necessary to separate the companies.  The Separation and Distribution Agreement identifies the assets transferred, liabilities assumed and contracts assigned to us as part of the Spin-Off, and describes when and how these transfers, assumptions and assignments occurred.  In particular, all of the assets and liabilities associated with or primarily used in connection with the Biopharmaceutical Business operations were transferred to us.

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

Employee Matters Agreement

On June 1, 2014, we also entered into an Employee Matters Agreement with Theravance, which governs the employee benefit obligations of Theravance and us as they relate to current and former employees. The Employee Matters Agreement allocates liabilities and responsibilities relating to employee benefit matters, including 401(k) plan matters that are subject to ERISA in connection with the separation, as well as other employee benefit programs. The Employee Matters Agreement also provides the mechanics for the adjustment of equity awards (including stock options, restricted stock, and restricted stock units) granted under Theravance’s equity compensation programs in connection with the Spin-Off.

Theravance Respiratory Company, LLC Limited Liability Company Agreement

Prior to the Spin-Off, Theravance assigned to Theravance Respiratory Company, LLC (“TRC”), a Delaware limited liability company formed by Theravance, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include the Closed Triple or FF/UMEC/VI and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (ICS), and any other product or combination of products that may be discovered and developed in the future under these GSK agreements. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy.

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

We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC and determined we are not the primary beneficiary of TRC. As a result, we do not consolidate TRC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives could be forward-looking statements. The words “anticipates,” “believes,” “considers,” “could,” “designed,” “estimates,” “expects,” “goal,” “intends,” “may,” “plans,” “projects,” “pursuing,” “will,” “would” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. Our forward-looking statements in this Report are based on current expectations and we do not assume any obligation to update any forward-looking statements.

Management Overview

We are a biopharmaceutical company with a pipeline of internally discovered product candidates, strategic collaborations with pharmaceutical companies and one approved product that was discovered and developed internally. We are focused on the discovery, development and commercialization of small molecule medicines across a number of therapeutic areas including respiratory disease, bacterial infections, central nervous system (“CNS”)/pain, and gastrointestinal (“GI”) motility dysfunction. By leveraging our proprietary insight of multivalency to drug discovery, we are pursuing a best-in-class strategy designed to discover superior medicines in areas of significant unmet medical need. We also have an economic interest in future payments that may be made by Glaxo Group Limited (which we refer to, together with its affiliates, as “GSK”) under agreements with Theravance, Inc. (“Theravance”), relating to certain drug programs, including the “Closed Triple” or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol) and the MABA program, as monotherapy with GSK961081 (‘081) and as a combination (‘081/FF).

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

We are incorporated in the Cayman Islands and have subsidiaries incorporated in the Cayman Islands, United States and United Kingdom. We are considering migrating certain operations to Ireland as part of our overall long-term operational and business strategy. The migration would entail us establishing tax residency in Ireland.

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

Prior to June 2, 2014, we had never operated as a separate, stand-alone entity. In addition, there have been a number of events over the past several years that have had a significant impact on our operations. As a result of these factors, our historical financial results prior to the Spin-Off, as defined below, are not likely to be indicative of our future financial performance.

For the first nine months of 2014, our net loss was $172.7 million, an increase of $60.5 million from $112.2 million for the comparable period in 2013.  In the first nine months of 2014, our research and development expenses were $126.3 million, an increase of $38.2 million from $88.1 million for the comparable period in 2013 primarily due to external costs for progression of our key clinical programs.  In the first nine months of 2014, our selling, general and administrative expenses were $49.9 million, an increase of $25.8 million from $24.1 million for the comparable period in 2013 primarily due to VIBATIV® (telavancin) commercialization activities and achievement of performance conditions under special long-term retention and incentive awards granted to certain employees in 2011. Cash, cash equivalents, and marketable securities totaled $350.4 million on September 30, 2014, primarily reflecting the contribution of $393.0 million from Theravance in connection with the Spin-Off less cash used in operations.

The Separation of Theravance Biopharma from Theravance

On June 1, 2014, Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) and contributing $393.0 million of cash, cash equivalents and marketable securities to its then wholly-owned subsidiary Theravance Biopharma. On June 2, 2014 Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly traded company.

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

Program Highlights

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic discovered internally, to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (MRSA) strains. VIBATIV is approved in the U.S. and Canada for the treatment of adult patients with complicated skin and skin structure infections (cSSSI) caused by susceptible Gram-positive bacteria. VIBATIV is also approved in the U.S. for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (HABP/VABP) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable.  VIBATIV is approved in the European Union for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable.

Phase 3 Registrational Study in Staphylococcus aureus Bacteremia

As part of our effort to explore additional infection types in which VIBATIV may offer patients therapeutic benefit, we plan to initiate a Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. Bacteremia caused by MRSA represents a significant unmet medical need with only two antibiotic treatments currently approved in this indication in the U.S. The registrational study will be a multicenter, randomized, open-label study and is expected to enroll its first patient in late 2014.  The study is designed to evaluate the non-inferiority of VIBATIV in treating Staphylococcus aureus bacteremia as compared to standard therapy. Key secondary outcome measures of the study include an assessment of the duration of bacteremia post-randomization and the incidence of development of metastatic complications, as compared to standard therapy.

Telavancin Observational Use Registry (TOUR)

We are also planning to conduct an observational use registry study designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients.  By broadly collecting and examining data related to VIBATIV treatment patterns, clinical effectiveness and safety outcomes in the real world, we aim to create an expansive knowledge base to guide future development and optimal use of the drug.

The Telavancin Observational Use Registry (TOUR) is designed as a multi-center, observational, prospective study that will enroll approximately 1,000 patients from about 50 sites in the U.S.  As a non-interventional study, all treatment decisions will be at the discretion of the patient’s healthcare provider.  We are targeting enrollment of the registry’s first patient in late 2014.

Commercial Program Expansion

During the past year, we have undertaken a phased commercial strategy for VIBATIV in the U.S.  To date, this strategy has focused on a small number of geographic territories across the country.  We are now targeting expansion by modestly expanding our small sales force and medical affairs presence into additional territories in the U.S.

Long-Acting Muscarinic Antagonist (LAMA)—TD-4208

TD-4208 is an investigational long-acting muscarinic antagonist (LAMA) in development for the treatment of chronic obstructive pulmonary disease (COPD). In September, we announced positive top-line results from our Phase 2b dose-ranging study of TD-4208. TD-4208 met the primary efficacy endpoint (change from baseline in trough forced expiratory volume in one second, or FEV1, following the last dose on Day 28) at once-daily doses of 88, 175 and 350 mcg, with statistically significant changes versus placebo (p<0.001) in trough FEV1 of 187 mL, 167 mL and 171 mL, respectively. The lowest dose of 44 mcg produced a sub-therapeutic response of 52 mL that was not statistically different from placebo. TD-4208 was generally well tolerated.

In early November 2014 we announced positive results from the once- versus twice-daily (QD versus BID) study in TD-4208. The study compared 175 mcg once daily against 44 mcg twice daily in a 3-period, 7-day placebo-controlled crossover study and met its primary endpoint, demonstrating that the lower dose (44 mcg) administered twice daily did not produce greater bronchodilation than the higher dose (175 mcg) administered once daily. The secondary endpoints were consistent in showing improvements for TD-4208 QD over BID. The frequency of adverse events was low and consistent across all 3 treatments including placebo.  Shortness of breath was the most commonly reported event, with 3, 1 and 1 reports following placebo, 44 mcg BID and 175 mcg QD, respectively. There was one death in the study, which occurred during the washout period following completion of the 7-day 175 mcg dosing period. Autopsy findings reported severe left and right coronary artery occlusion and the cause of death was reported as coronary artery insufficiency due to atherosclerosis. The event was assessed by the study investigator as unrelated to study medication.

We are now preparing for an end-of-Phase 2 meeting with the FDA to discuss a pivotal Phase 3 registrational program.

We believe that TD-4208 may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates approximately 9% of the treated COPD patients in the U.S. either need or prefer nebulized delivery for maintenance therapy.  LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. We believe that TD-4208 has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy.  We also believe that the therapeutic profile of TD-4208, together with its physical characteristics, suggest that this LAMA could serve as a foundation for several combination products and for delivery in metered dose inhaler and dry powder inhaler products.

Oral Peripheral Mu Opioid Receptor Antagonist— Axelopran (TD-1211)

Axelopran is an internally discovered investigational once-daily, orally administered, peripherally selective, multivalent inhibitor of the mu opioid receptor designed with a goal of alleviating gastrointestinal side effects of opioid therapy without affecting analgesia.

We believe that recent regulatory events provide important clarity on the regulatory pathway for the development of peripherally acting mu opioid receptor antagonist products for opioid-induced constipation (OIC), and will be useful in enabling us to further refine our clinical and regulatory strategy and market assessment. These events include the outcome of the FDA’s Advisory Committee meeting in June in which a majority of members voted that the FDA should not require cardiovascular outcomes trials for peripherally acting mu opioid receptor antagonists being developed for the treatment of OIC in patients with chronic, non-cancer pain, as well as FDA approvals of two products in September 2014 for this indication without such pre-approval cardiovascular outcomes study.

The axelopran Phase 2 program demonstrated a clinically meaningful treatment effect in OIC patients compared to placebo. We believe that axelopran could have a commercial and competitive advantage in the OIC market by demonstrating the ability to normalize bowel function without impacting analgesia and while improving the variety of GI symptoms associated with constipation. We are currently refining our development and commercial strategy for axelopran.

Velusetrag

Velusetrag is an oral, investigational medicine discovered internally and developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor.

Velusetrag is being developed in collaboration with Alfa Wassermann società per azioni (S.p.A.) (“Alfa Wassermann”) in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. Based on these results, we have agreed with Alfa Wassermann to advance velusetrag into a Phase 2b study later this year or early next year.  Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the bulk of the Phase 2b study will be, funded by Alfa Wassermann.

TD-8954

TD-8954, like velusetrag, is an internally discovered highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. We are investigating the development potential of TD-8954 for acute use in the hospital setting for patients who require rapid restoration of upper and lower GI motility. We believe that TD-8954 may help hospitalized patients with enteral feeding intolerance, or EFI, and potentially other GI disorders. A Phase 2a study evaluating the safety, tolerability and pharmacodynamics of a single dose of TD-8954 administered intravenously compared to metoclopramide in critically ill patients with EFI was ended earlier this year once sufficient data was obtained to enable us to proceed into a larger Phase 2 EFI study should we determine to do so.

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

NS5A Inhibitor for Hepatitis C Virus Infection — TD-6450

TD-6450 is an internally discovered multivalent NS5A inhibitor designed to have improved antiviral activity against GT-1 resistance-associated variants (RAV) resistant to first generation NS5A inhibitors. TD-6450 is a multivalent inhibitor of NS5A; its heterodimeric structure appears to permit an asymmetric binding mode to NS5A relative to structurally symmetric inhibitors. TD-6450 demonstrates additive activity with other classes of anti-HCV agents in replicon assays, and no cross-resistance with RAVs that confer resistance to other anti-HCV agents. We believe that the antiviral activity of TD-6450, in combination with other direct acting antivirals, may help improve cure rates and/or reduce treatment times for appropriate patients.

We are conducting a double-blind, randomized,  placebo-controlled, multiple-dose Phase 1 proof-of-concept study evaluating the safety, tolerability, pharmacokinetics and antiviral activity of orally administered TD-6450 in non-cirrhotic, treatment-naive patients with GT-1, 2, or 3 chronic HCV infection. We recently reported positive results from the first three cohorts of this seven cohort study, which enrolled eight GT-1a patients each (7 active; 1 placebo) and tested once-daily oral doses of 60, 120 or 240 mg, respectively. Patients were dosed for three days and followed for up to 28 days for viral load quantification.  TD-6450 demonstrated dose-dependent antiviral activity with median maximal declines of HCV RNA of 3.87, 4.63 and 4.89 log10 IU/mL for doses of 60, 120 and 240 mg, respectively.  All doses of TD-6450 were generally well tolerated after three doses and for the 28-day observation period. There were no serious adverse events and no patient discontinuations.

In cohorts 4 through 6, patients with GT-1b, GT-2 and GT-3 are dosed once-daily at 240 mg. An additional cohort (cohort 7) of GT-1a patients is dosed twice daily with 240 mg. Data generation and analysis of results for cohorts 4 through 7 is ongoing. An interim analysis of those cohorts showed antiviral activity for GT-1b similar to that for GT-1a, but minimal antiviral activity for GT-2 and GT-3.

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

Product Revenues

We sell VIBATIV in the U.S. through a limited number of distributors, and title and risk of loss transfer upon receipt by these distributors. Healthcare providers order VIBATIV through these distributors. Commencing in the first quarter of 2014, we have recorded revenue on the sale of VIBATIV on a sell-through basis, once the distributors sell the product to healthcare providers.

Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payer mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV experienced by Theravance’s former collaborative partner, Astellas Pharma Inc. (“Astellas”), rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

Chargebacks and Government Rebates:  For VIBATIV sales in the U.S., we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (“PHS”) as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such health care providers. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payer mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the consolidated balance sheet. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

Distribution Fees and Product Returns:  We have written contracts with our distributors that include terms for distribution-related fees. We record distribution-related fees based on a percentage of the product sales price. We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Additionally, we have granted more expansive return rights to our distributors following our product launch of VIBATIV. We will generally accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. We have developed estimates for VIBATIV product returns based upon historical VIBATIV sales. We record distribution fees and product returns as an allowance against accounts receivable.

Allowance for Doubtful Accounts:  We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2014 and December 31, 2013, there was no allowance for doubtful accounts as we have not had any write-offs historically.

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV. Raw materials include VIBATIV active pharmaceutical ingredient (API) and other raw materials. Work-in-process and finished goods include third party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to R&D expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the average-cost method for validation batches. We analyze our inventory levels quarterly and write down any inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value or for inventory quantities in excess of expected requirements. As of September 30, 2014, the carrying value of our inventory is approximately $15.1 million.  In order to realize the value of our recorded inventory, we will be dependent upon continued increases in the sales volumes of VIBATIV.

Results of Operations

Revenue

Total revenues, as compared to the prior year periods, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2014	2013	$	%		2014	2013	$	%
Product sales	$1,303	$—	$1,303	*	%	$3,109	$—	$3,109	*	%
Revenue from collaborative arrangements	5,033	24	5,009	*		7,146	51	7,095	*
Total revenue	$6,336	$24	$6,312	*	%	$10,255	$51	$10,204	*	%

*Not meaningful

Total revenue increased for the three and nine months ended September 30, 2014 from the comparable periods in 2013 primarily due to the recognition of previously deferred revenue from the Clinigen Group plc collaborative arrangement of $5.0 million as a result of the completion of the technical transfer of the license in the third quarter of 2014 and from sales of VIBATIV. Commencing in the first quarter of 2014, we have recorded revenue on the sale of VIBATIV on a sell-through basis, once the distributors sell the product to healthcare providers.  In addition, for the nine months ended September 30, 2014, we recognized previously deferred revenue of $2.1 million from the R-Pharm collaborative arrangements due to the completion of technical transfer of the license in the second quarter of 2014, and from the sale of active pharmaceutical ingredients.

Cost of Goods Sold

Cost of goods sold, as compared to the prior year periods, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2014	2013	$	%		2014	2013	$	%
Cost of goods sold	$369	$—	$369	*	%	$836	$—	$836	*	%

*Not meaningful

Cost of goods sold in the three and nine months ended September 30, 2014 resulted from recognizing revenue from product sales of VIBATIV.

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

The following table summarizes our research and development expenses incurred during the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Employee-related	$12,139	$8,808	$3,331	38%	$43,504	$26,225	$17,279	66%
External-related	13,930	14,237	(307)	(2)	48,952	33,551	15,401	46
Share-based compensation	5,132	4,073	1,059	26	14,046	12,071	1,975	16
Facilities, depreciation and other allocated	7,123	5,183	1,940	37	19,828	16,262	3,566	22
	$38,324	$32,301	$6,023	19%	$126,330	$88,109	$38,221	43%

R&D expenses increased in the third quarter of 2014 from the comparable period in 2013 primarily due to increases in employee-related and facilities and general overhead costs.  Employee-related costs increased primarily due to the achievement of performance conditions under our special long-term retention and incentive awards granted to certain employees in 2011. Facilities, depreciation and other allocated costs were higher due to the allocation of a portion of these costs to Theravance in the third quarter of 2013, prior to the Spin-Off. In third quarter of 2014, a portion of facilities, depreciation and other allocated costs were not allocated to Theravance.

R&D expenses increased in the first nine months of 2014 from the comparable period in 2013 primarily due to progression of clinical studies in our key programs. The expenditures for clinical trials in 2014 were primarily related to the initiation of our telavancin Phase 3 registrational study in bacteremia and Phase 4 registry study for VIBATIV, our Phase 2 studies in our LAMA program with TD-4208 and our Phase 1 studies in earlier stage programs. In 2013, our key clinical trials primarily consisted of our Phase 2 clinical studies in our MARIN program with TD-9855 for ADHD and fibromyalgia, a Phase 2 study in our LAMA program with TD-4208 and Phase 1 studies in earlier stage programs. Employee-related expenses, including share-based compensation, increased primarily due to increased support for clinical activities and the achievement of performance conditions under special long-term retention and incentive awards granted to certain employees in 2011, partially offset by R&D reimbursements received from our collaborative partners in 2013.

Under certain of our collaborative arrangements we receive partial reimbursement of external costs and employee-related costs, which have been reflected as a reduction of R&D expenses of $0.2 million and $0.3 million for the three and nine months ended September 30, 2014 and $2.0 million and $5.6 million for the three and nine months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the prior year periods, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2014	2013	$	%	2014	2013	$	%
Selling, general and administrative expenses	$17,705	$8,801	$8,904	101%	$49,875	$24,146	$25,729	107%

Selling, general and administrative expenses increased in the third quarter and first nine months of 2014 from the comparable periods in 2013 primarily due to costs associated with VIBATIV commercialization and incremental share-based compensation expense, including incentive awards.

Selling, general and administrative expenses include share-based compensation expenses of $4.2 million and $1.5 million for the three months ended September 30, 2014 and 2013 and of $14.8 million and $5.2 million for the nine months ended September 30, 2014 and 2013.

Interest Income and Other Income

Interest income and other income, as compared to the prior year periods, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2014	2013	$	%		2014	2013	$	%
Interest income and other income (expense), net	$668	$—	$668	*	%	$882	$—	$882	*	%

*Not meaningful

Interest income and other income for the three and nine months ended September 30, 2014, primarily consisted of interest income and reimbursement for transition services rendered to Theravance.

Provision for Income Taxes

The provision for income taxes, as compared to the prior year periods, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2014	2013	$	%		2014	2013	$	%
Provision for income taxes	$5,101	$—	$5,101	*	%	$6,824	$—	$6,824	*	%

*Not meaningful

While we incur operating losses on a consolidated basis, the provision for income tax for the three and nine months ended September 30, 2014 is a result of operating in multiple jurisdictions and generating taxable income in our United States operations.

Liquidity and Capital Resources

At the closing of the Spin-Off, Theravance provided cash, cash equivalents and marketable securities of $393.0 million. In addition, Theravance was obligated to fund all current liabilities, with the exception of deferred rent, deferred revenue, accrued vacation and accrued discretionary cash bonus that were incurred by us through the Spin-Off date in accordance with the Separation and Distribution Agreement between us. For ease of administration and in connection with the assignment of certain rights and obligations under the Separation and Distribution Agreement, certain current liabilities, which were transferred to us on the Spin-Off date, were paid by us and reimbursed by Theravance. As such, Theravance provided us with an additional $17.0 million in July 2014 to reimburse us for these liabilities that were incurred before the Spin-Off and transferred to us on the Spin-Off date.

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

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering twelve-month service-based vesting for a portion of the cash awards. The maximum amount payable by us under these modified cash bonus awards is $10.4 million. The remaining tranches of the cash awards were forfeited.We expect to incur substantial expenses as we continue our drug discovery and development efforts, particularly to the extent we advance our product and product candidates into and through clinical studies, which are very expensive. For example, in September 2014, we announced positive results from a dose-ranging Phase 2b study with TD-4208, our LAMA compound, and in April 2014 Theravance announced positive results from a Phase 2 study of TD-9855 in our MARIN program for fibromyalgia. Though we are seeking to partner these and other mid-to-late stage programs, we may choose to progress one or more of these programs into later-stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. We are progressing telavancin, our approved antibiotic, into a registrational study for bacteremia, as well as a patient registry study, which will increase our anticipated operating expenses substantially. In addition, we are in the process of modestly increasing the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV. Furthermore, without a commercialization partner for VIBATIV in the U.S., we are not able to leverage a commercialization partner’s capabilities and infrastructure and we are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support. We expect our cash, cash equivalents and marketable securities will fund our operations for at least the next twelve months based on current operating plans and financial forecasts.

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

Cash Flows

	Nine Months Ended
	September 30,
(In thousands)	2014	2013	Change
Net cash used in operating activities	$(132,616)	$(85,771)	$(46,845)
Net cash used in investing activities	(115,935)	(1,568)	(114,367)
Net cash provided by financing activities	370,779	87,339	283,440

Net cash used in our operating activities in the nine months ended September 30, 2014 and 2013 was $132.6 million and $85.8 million.  The increase of $46.8 million in net cash used in operating activities was primarily attributable to the increase in costs related for progression of clinical studies in our key clinical programs and costs related to VIBATIV commercialization.

Net cash used in investing activities in the nine months ended September 30, 2014 and 2013 was $115.9 million and $1.6 million. The increase of $114.4 million in net cash used in investing activities was due to $113.6 million from purchases of available-for-sale securities in the first nine months of 2014, net of the maturities, and an increase in purchases of property and equipment of $0.7 million in 2014.

Net cash provided by financing activities in nine months ended September 30, 2014 and 2013 was $370.8 million and $87.3 million. The increase of $283.4 million in net cash provided by financing activities was due to $277.5 million of cash and cash equivalents contributed from Theravance as a result of the Spin-Off and an increase of $5.6 million in transfers from Theravance in the first nine months of 2014 compared to 2013.

Off-Balance Sheet Arrangements

Our equity interest in TRC constitutes an off-balance sheet arrangement. Under the agreement governing the TRC, the manager of TRC may request quarterly capital contributions from us to fund the operating costs of TRC, however, we are not obligated to make such contributions. Our equity interest in TRC entitles us to an 85% economic interest in any future payments, which includes royalties and milestone payments, made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “TRC-Assigned Agreements”). We have determined TRC to be a variable interest entity that is not consolidated in our financial statements. See Note 10 in the notes to our condensed consolidated financial statements for further information regarding our interests in TRC. The potential importance of TRC to our future financial condition and results of operations is dependent upon the progression of drug candidates covered by the TRC-Assigned Agreements through development to commercialization. We rely on publicly available information about those drug candidates as we do not have access to confidential information regarding their progression or status.

Commitments and Contingencies

In 2011, Theravance granted special long-term retention and incentive restricted stock awards to members of senior management and special long-term retention and incentive cash bonus awards to certain employees. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year time frame from 2011 through December 31, 2016 and continued employment. In May 2014, Theravance’s Compensation Committee determined that the requisite performance conditions for the first tranche of the awards were achieved and, as a result, $7.0 million in stock-based compensation expense was recognized by us during the nine months ended September 30, 2014 and $9.5 million of cash bonus was paid by Theravance.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering twelve-month service-based vesting for a portion of the equity and cash awards. The stock-based compensation expense of $6.9 million associated with a portion of these awards after the modification is expected to be recognized by us during the twelve-month service period commencing in June 2014. The remaining 417,000 RSAs outstanding under these equity awards continue to be subject to performance and service conditions. In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock, which will also be subject to the same performance and service conditions as the RSAs. The maximum amount payable by us under these modified cash bonus awards is $10.4 million and the remaining tranches of the cash bonus awards were forfeited.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Registration Statement on Form 10 filed on May 7, 2014.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Sensitivity

We invest our cash and cash equivalents in an investment portfolio of investment grade, highly liquid debt securities, which are designed to limit the amount of credit exposure to any one issue, issuer or type of instrument. We do not plan to use derivative financial instruments for speculative or trading purposes. We carry our investments in debt securities at fair value, estimated as the amount at which an asset or liability could be bought or sold in a current transaction between willing parties. We diversify our credit risk and invest in debt securities with high credit quality. A hypothetical 1% increase in interest rates would have an adverse effect on the valuation of our investments in debt securities of less than $0.6 million as of September 30, 2014.  We will continue to monitor our credit risks and evaluate the potential need for impairment charges related to credit risks in future periods.

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) (i) is recorded, processed, summarized and reported within required time periods and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On June 2, 2014, the spin-off of the Company from Theravance, Inc. (“Theravance”) was completed via a pro rata dividend distribution to Theravance stockholders of record of one of our ordinary shares for every three and one half shares of Theravance common stock outstanding on the May 15, 2014 record date. We and our shareholders may not realize the potential benefits that we expected from our spin-off from Theravance. By separating from Theravance, there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Theravance. In addition, we have incurred and will continue to incur significant costs, including those described below, which may exceed our estimates.  As a separate company, we will not receive potential royalty revenue derived from certain of Theravance’s late-stage partnered respiratory assets (the “Royalty Business”).

Our historical financial information prior to the spin-off may not reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future financial position, future results of operations or future cash flows.

Our historical financial information prior to the spin-off does not necessarily reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future financial position, future results of operations or future cash flows. This is primarily a result of the following factors:

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

As a result of the spin-off, we are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. When and if we become a “large accelerated filer” or an “accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

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

Substantially all of our employees hold stock options, restricted stock and/or restricted stock units for shares of Theravance common stock and will continue to vest in such Theravance equity interests based on service to us. We believe that the continued vesting of Theravance equity awards will help us retain our employees as a stand-alone company. However, we can no longer grant our employees equity awards for Theravance common stock. Furthermore, in the event Theravance is acquired and the vesting of Theravance equity awards is accelerated in such an acquisition, we may have difficulty retaining our employees and may have to incur additional costs to retain them.

If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our discovery, development and commercialization activities, which may cause the price of our securities to fall.

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

The agreements we entered into with Theravance in connection with the spin-off were determined by management and the Theravance board of directors in the context of the spin-off while we were still part of Theravance and, accordingly, may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. The terms of the agreements relate to, among other things, the licensing of intellectual property and the provision of certain employment and transition services.

We may have received better terms from third parties because, among other things, third parties may have competed with each other to win our business.

Certain of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Theravance, which actual or potential conflicts may harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Theravance.

Certain of our directors and all of our executive officers hold shares of Theravance’s common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. This ownership of Theravance common stock by our officers and most of our directors may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Theravance and for us. For example, potential or actual conflicts could arise relating to: our relationship with Theravance, including Theravance’s and our respective rights and obligations under agreements entered into in connection with the spin-off; Theravance’s management of Theravance Respiratory Company, LLC (“TRC”), the Delaware limited liability company to which Theravance assigned its strategic alliance agreement with Glaxo Group Limited (“GSK”) and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy, particularly given that we and Theravance have different economic interests in TRC; and corporate opportunities that may be available to both companies in the future.  Although we and Theravance have implemented policies and procedures to identify and properly address such potential and actual conflicts of interest, there can be no assurance that such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Theravance.

We may be treated as a U.S. corporation for U.S. federal income tax purposes.

For U.S. federal income tax purposes, a corporation generally is considered tax resident in the place of its incorporation. Because Theravance Biopharma is incorporated under Cayman Islands law, it should be a non-U.S. corporation under this general rule. Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), however, contains rules that may result in a foreign corporation being treated as a U.S. corporation for U.S. federal income tax purposes. The application of these rules is complex and there is little guidance regarding certain aspects of their application.

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

We do not expect to be treated as a U.S. corporation under Section 7874 of the Code, because we do not believe that the assets contributed to us by Theravance constituted “substantially all” of the properties of Theravance (as determined on both a gross and net fair market value basis). However, the IRS may disagree with our conclusion on this point and assert that, in its view, the assets contributed to us by Theravance did constitute “substantially all” of the properties of Theravance. In addition, there could be legislative proposals to expand the scope of U.S. corporate tax residence and there could be changes to Section 7874 of the Code or the Treasury Regulations promulgated thereunder that could result in Theravance Biopharma being treated as a U.S. corporation.

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

For U.S. federal income tax purposes, we generally would be classified as a PFIC for any taxable year if either (i) 75% or more of our gross income (including gross income of certain 25%-or-more-owned corporate subsidiaries) is “passive income” (as defined for such purposes) or (ii) the average percentage of our assets (including the assets of certain 25%-or-more-owned corporate subsidiaries) that produce passive income or that are held for the production of passive income is at least 50%. In addition, whether our company will be a PFIC for any taxable year depends on our assets and income over the course of each such taxable year and, as a result, cannot be predicted with certainty until after the end of the year.

We believe that our company will be a PFIC for the 2014 taxable year and may continue to be a PFIC in subsequent years. If we were to be treated as a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder, then the U.S. holder would generally be subject to additional U.S. federal income taxes plus an interest charge with respect to distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. U.S. holders of our ordinary shares may wish to file an election to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark-to-market” their ordinary shares to avoid the otherwise-applicable interest charge consequences of PFIC treatment. U.S. holders of our ordinary shares should consult their tax advisers regarding the potential PFIC, QEF and mark-to-market treatment of their interests in our ordinary shares.

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as Theravance, and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners or via our interest in TRC to achieve profitability. During the nine months ended September 30, 2014 and the years ended December 31, 2013 and 2012, we recognized losses of $172.7 million, $156.3 million and $9.6 million, respectively, which are reflected in the Shareholders’ Equity and Parent Company Deficit on our condensed consolidated balance sheet. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the spin-off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin). In particular, we will incur substantial expenses to the extent we advance our product candidates into and through clinical studies, which are very expensive. For example, in September 2014, we announced positive results from a dose-ranging Phase 2b study with TD-4208, our LAMA compound, as a nebulized aqueous solution in patients with moderate to severe chronic obstructive pulmonary disease (“COPD”), and in April 2014 Theravance announced positive results from a Phase 2 study of TD-9855, an investigational norepinephrine and serotonin reuptake inhibitor, in our MARIN program, in patients with fibromyalgia. Also, in July 2012, Theravance announced positive results from the key study in our Phase 2b program with TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. Though we are seeking to partner these programs, we may choose to progress one or more of these programs into later stage clinical studies by ourselves, which could increase our anticipated operating expenses substantially. We also anticipate making additional investments in telavancin, our approved antibiotic, which will increase our operating expenses. For example, we are progressing telavancin into both a Phase 3 registrational study for bacteremia and a patient registry study. In addition, we are in the process of modestly increasing the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV. Without a commercialization partner for VIBATIV in the U.S. we are not able to leverage a commercialization partner’s capabilities and infrastructure and we are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if:

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

Other than potential revenues from VIBATIV, our only approved medicine, and potential contingent payments under collaboration agreements, we do not expect to generate sales revenues from our programs for the foreseeable future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed any revenues we may receive.

In the absence of substantial licensing, contingent payments or other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights, future revenues from our products in development or other sources of revenues, we will continue to incur operating losses and will require additional capital to fully execute our business strategy. The likelihood of reaching, and time required to reach, sustained profitability are highly uncertain. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will ever be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

If additional capital is not available, we may have to curtail or cease operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. For example, if we chose to progress TD-4208 in our LAMA program, TD-1211 in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation or TD-9855 in our MARIN program into later-stage development, and we choose to progress any of these programs on our own, our capital needs would increase substantially. We also anticipate making additional investments in telavancin, our approved antibiotic, which will increase our operating expenses.  For example, we are progressing telavancin into both a Phase 3 registrational study for bacteremia and a patient registry study.  In addition, we are in the process of modestly increasing the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV.

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

If the GSK-partnered programs in which we have a substantial economic interest, including the FF/UMEC/VI program and MABA programs, encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to these programs, our business will be harmed, and the price of our securities could fall.

We have no access to confidential information regarding the progress of, or plans for, the GSK-partnered programs assigned to TRC, including the FF/UMEC/VI program and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our economic interest in TRC, which is controlled by Theravance.  However, if any of the GSK-partnered programs assigned to TRC in which we have a substantial economic interest, including the FF/UMEC/VI program and MABA program, encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall.  Examples of such adverse developments include, but are not limited to:

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

We are in the process of modestly increasing the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV; without a commercialization partner for VIBATIV in the U.S. we will bear the full cost of developing the capability to market, sell and distribute the product.

We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure. VIBATIV was returned to Theravance by Astellas Pharma Inc. (“Astellas”), Theravance’s former VIBATIV collaboration partner, in January 2012, however, pursuant to the terminated Astellas collaboration agreement, Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV. On August 14, 2013, Theravance announced the reintroduction of VIBATIV to the U.S. market with the commencement of shipments into the wholesaler channel and we are in the process of modestly expanding our small sales force and medical affairs presence in the U.S. The risks of commercializing VIBATIV in the U.S. without a partner include:

•                  costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, including third party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue from VIBATIV for several years;

•                  our unproven ability to recruit and retain adequate numbers of effective sales and marketing personnel;

•                  the unproven ability of sales personnel to obtain access to or educate adequate numbers of physicians about prescribing VIBATIV in appropriate clinical situations;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  bearing the full costs of further development of telavancin, including the registrational bacteremia study and the patient registry study.

If we are not successful in recruiting sales and marketing personnel or in building an internal sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, we will have difficulty commercializing VIBATIV in the U.S., which would adversely affect our business and financial condition and the price of our securities could fall.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later clinical or non-clinical studies. In addition, clinical and non-clinical studies of potential products often reveal that it is not possible or practical to continue development efforts for these product candidates. If these studies are substantially delayed or fail to prove the safety and effectiveness of our product candidates in development, we may not receive regulatory approval of any of these product candidates. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance have increased uncertainty regarding the approvability of new drugs. In addition, over the past decade, the FDA has implemented additional requirements for approval of new drugs, including advisory committee meetings for new chemical entities, and formal risk evaluation and mitigation strategy at the FDA’s discretion. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of our and our collaborative partner’s product candidates, which would materially harm our business and financial condition and the price of our securities could fall.

We rely on a single manufacturer for the Active Pharmaceutical Ingredient (“API”) for telavancin and a separate, single manufacturer for VIBATIV drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if its performance does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or finished drug product in a timely manner. Any inability to acquire sufficient quantities of API or finished drug product in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our obligations to our partners and the price of our securities could fall.

Theravance’s previous VIBATIV commercialization partner failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. In May 2012, Theravance entered into an agreement with Hospira Worldwide, Inc. (“Hospira”) to supply VIBATIV drug product. In June 2013, the FDA approved Hospira as a VIBATIV drug product manufacturer, and this agreement with Hospira has been assigned to us. Although we believe that Hospira will be a reliable supplier of VIBATIV drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV will be adversely affected.

We rely on a single source of supply for a number of our product candidates, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have limited in-house production capabilities for preclinical and clinical study purposes, and depend primarily on a number of third-party API and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into acceptable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay preclinical and clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA’s cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

Even if our product candidates receive regulatory approval, as VIBATIV has, commercialization of such products may be adversely affected by regulatory actions and oversight.

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, the U.S. labeling for VIBATIV contains a number of boxed warnings. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. In addition, the VIBATIV labeling for hospital-acquired and ventilator associated pneumonia

(“HABP/VABP”) in the U.S. and the European Union specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions make it more difficult to market VIBATIV. With VIBATIV approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at contract manufacturers’ facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities. For example, during the fourth quarter of 2011, the third party manufacturer of VIBATIV drug product utilized by Theravance’s former commercialization partner notified the FDA of an ongoing investigation related to its production equipment and processes. In response to this notice, Theravance’s former VIBATIV commercialization partner placed a voluntary hold on distribution of VIBATIV to wholesalers and cancelled pending orders for VIBATIV with this manufacturer. In April 2013, Theravance was advised by the FDA that its consent decree with the manufacturer prohibited the distribution of the VIBATIV drug product lots previously manufactured but unreleased by this manufacturer. As a result of this supply termination, commercialization of VIBATIV ceased for well over a year.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies with respect to VIBATIV, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business. Any failure to maintain regulatory approval will limit our ability to commercialize our product candidates, which would materially and adversely affect our business and financial condition and the price of our securities could fall.

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

VIBATIV may not be accepted by physicians, patients, third party payors, or the medical community in general.

The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV for the treatment of complicated skin and skin structure infections (cSSSI) and HABP/VABP caused by susceptible Gram-positive bacteria in adult patients is a suitable alternative to vancomycin and other antibacterial drugs in certain clinical situations, we may never generate meaningful revenue from VIBATIV which could cause the price of our securities to fall. The degree of market acceptance of VIBATIV depends on a number of factors, including, but not limited to:

•                  the demonstration of the clinical efficacy and safety of VIBATIV;

•                  the experiences of physicians, patients and payors with the use of VIBATIV;

•                  potential negative perceptions of physicians related to product shortages and regional supply outages that halted commercialization of VIBATIV, stemming from the manufacturing issues at the previous drug product supplier;

•                  potential negative perceptions of physicians related to the European Commission’s previous suspension of marketing authorization for VIBATIV (which suspension was lifted in March 2014) because the prior VIBATIV commercialization partner’s single-source VIBATIV drug product supplier did not meet the cGMP requirements for the manufacture of VIBATIV;

•                  the advantages and disadvantages of VIBATIV compared to alternative therapies;

•                  our ability to educate the medical community about the appropriate circumstances for use of VIBATIV;

•                  the reimbursement policies of government and third party payors; and

•                  the market price of VIBATIV relative to competing therapies.

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned.

In October 2012, Theravance entered into an exclusive development and commercialization agreement with Alfa Wassermann società per azioni (S.p.A.) (“Alfa Wassermann”) for velusetrag, our lead compound in the 5-HT4 program, covering the European Union, Russia, China, Mexico and certain other countries, and Theravance entered into a research collaboration and license agreement with Merck to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease on an exclusive, worldwide basis. In March 2013, Theravance entered into a commercialization agreement with Clinigen Group plc (“Clinigen”) for VIBATIV in the European Union and certain other European countries (including Switzerland and Norway). In connection with these agreements, Theravance granted to these parties certain rights regarding the use of its patents and technology with respect to the compounds in our development programs, including development and marketing rights. In September 2013, Merck terminated its research collaboration and license agreement with Theravance. The Alfa Wassermann agreement provides research and development funding for the program under license, and if it decides not to progress the licensed program, we may not be able to develop or commercialize the program on our own. The Alfa Wassermann and Clinigen agreements were assigned to us in the spin-off.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them as Astellas did to Theravance in January 2012 with its VIBATIV agreement and as Merck did to Theravance in September 2013 with the cardiovascular disease collaboration. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. If a partner elected to promote its own products and product candidates in preference to those licensed from us, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration.

Because GSK is a strategic partner of Theravance, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to both our business and to our other shareholders.

Based on our review of publicly available filings as of October 31, 2014, GSK beneficially owned approximately 25.8% of our outstanding ordinary shares. GSK is also a strategic partner to Theravance with rights and obligations under its collaboration agreement with Theravance and its strategic alliance agreement with TRC (collectively, the “GSK Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders.  In particular, upon the regulatory approval of FF/UMEC/VI or a MABA/ICS in either the U.S. or the European Union, GSK’s diligent efforts obligations under the GSK Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Theravance and TRC.  For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations, though the actions GSK may take to acquire us are limited under our governance agreement with GSK which will expire on December 31, 2017 (the “Governance Agreement”).  The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders.  In addition, GSK could also seek to challenge our or Theravance’s post-spin-off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Theravance and us entered into in connection with the spin-off, or otherwise violating its legal rights.  While we believe our operations fully comply with the GSK Agreements, the master agreement and applicable law, there can be no assurance that we or Theravance will prevail against any such claims by GSK.  Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them.  In addition, any other action or inaction by either GSK or Theravance that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Theravance’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Theravance and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

Agreements entered into with or for the benefit of GSK in connection with the spin-off may significantly restrict our business and affairs.

On March 3, 2014, in connection with the spin-off, we, Theravance and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Theravance and GSK entered into a three-way master agreement (the “Master Agreement”) that, among other things, requires GSK’s consent to make any changes to (A) the Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement and Tax Matters Agreement that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (B) the TRC Limited Liability Company Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC Limited Liability Company Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC Limited Liability Company Agreement. The Master Agreement also limits the periods of time that Theravance employees may provide services to us pursuant to the transition services agreement between Theravance and us. We and GSK also entered into (i) the Governance Agreement that, among other things, provides share purchase rights to GSK and exempts GSK from triggering our Rights Agreement until December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Theravance under the GSK Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK’s interests may not be aligned with the interests of our business or our other shareholders.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

Theravance’s collaborations with Alfa Wassermann for velusetrag, with Clinigen for VIBATIV for the European Union, and with other companies for regional development and commercialization of VIBATIV were assigned to us in connection with the spin-off. Also, through our interest in TRC we may participate economically in Theravance’s collaborations with GSK with respect to certain GSK-partnered respiratory programs. Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator or for territory that is not covered by existing collaborations, and to commercialize these product candidates if approved by the necessary regulatory authorities. For example, in September 2014, we announced positive results from a dose-ranging Phase 2b study with TD-4208, our LAMA compound, as a nebulized aqueous solution in patients with moderate to severe COPD and in April 2014, Theravance announced positive results from a Phase 2 study of TD-9855, an investigational norepinephrine and serotonin reuptake inhibitor in our MARIN program, in patients with fibromyalgia. Velusetrag, our lead compound in the 5-HT4 program, and TD-1792, our investigational antibiotic, have successfully completed Phase 2 proof-of-concept studies and currently are not partnered in the U.S. In July 2012, Theravance reported positive results from a Phase 2b study with TD-1211, the lead compound in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation. In some instances, we may seek additional third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV in regions where it is not currently partnered. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, on terms that are less attractive than the arrangements Theravance negotiated and assigned to us, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates and the price of our securities could fall.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV must demonstrate these advantages in certain circumstances, as it competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

Our U.S. operating subsidiary’s facility and most of its employees are located in northern California, headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market is intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities and the price of our securities could fall.

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

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory shareholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). Therefore, the information that we intend to provide shareholders will be different than what is available with respect to some other public companies. We cannot predict if investors will find our ordinary shares less attractive because we rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2014, we or one of our wholly-owned subsidiaries owned 369 issued United States patents and 1,299 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products and have likely increased with the commercial reintroduction of VIBATIV. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class. Also, changes in laws outside the U.S. are expanding our potential liability for injuries that occur during clinical trials. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

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

•                  our ability to generate revenues and achieve profitability; and

•                  the availability of capital.

The Patient Protection and Affordable Care Act and other potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States, could influence the purchase of healthcare products and reduce demand and prices for our products, if approved. This could harm our or our collaborators’ ability to market our potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of the Patient Protection and Affordable Care Act and further agency regulations that are likely to emerge in connection with the passage of this act could significantly reduce potential revenues from the sale of any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell our potential medicines that may be approved in the future at a price acceptable to us or our collaborators and which may cause the price of our securities to fall.

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

•                  any further adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV;

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

•                  announcements of equity or debt financings;

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

Based on our review of publicly available filings as of October 31, 2014, GSK beneficially owned approximately 25.8% of our outstanding ordinary shares. Theravance Biopharma’s ownership at the time of the spin-off reflected the ownership composition of Theravance and based on our review of publicly available filings as of March 31, 2014, the three largest Theravance stockholders other than GSK collectively owned approximately 36.6% of Theravance’s outstanding capital stock. Assuming these shareholders hold a similar percentage of our outstanding ordinary shares, these shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares. However, since the three largest Theravance stockholders other than GSK are not required to report their holdings of our ordinary shares until February 2015, we cannot be certain whether they maintained, increased or decreased their percentage ownership in us or if there are other potential concentrations of our shares.

Your percentage ownership in Theravance Biopharma will be diluted in the future.

Your percentage ownership in Theravance Biopharma will be diluted in the future because of equity awards that we expect will be granted to our directors, officers and employees, as well as other equity instruments such as convertible debt and equity financings. We have adopted equity incentive plans that provide for the grant of equity-based awards, including restricted shares, restricted share units, options, share appreciation rights and other equity-based awards, to our directors, officers and employees. Shortly after the spin-off, we granted share options to our directors pursuant to our outside director automatic grant program and to our employees joining Theravance Biopharma, and we expect to grant additional share options and other equity-based awards in the future.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2012 Revision) (as amended) of the Cayman Islands and by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are different from those under statutes or judicial precedent in existence in jurisdictions in the U.S. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the U.S., due to the different nature of Cayman Islands law in this area.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6.                   EXHIBITS

Exhibit No.	Description of Exhibit

*10.1	Offer Letter with Renee D. Gala dated May 12, 2014

*10.2	Amended Offer Letter with Rick E Winningham dated August 6, 2014

*10.3	Offer Letter with Junning Lee dated August 20, 2014

*10.4	Offer Letter with Brad Shafer dated August 20, 2014

*10.5	Offer Letter with Leonard Blum dated September 15, 2014

*10.6	Offer Letter with Mathai Mammen dated September 15, 2014

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

*                                         Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: November 12, 2014	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer

Date: November 12, 2014	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President, Finance

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

*10.1	Offer Letter with Renee D. Gala dated May 12, 2014

*10.2	Amended Offer Letter with Rick E Winningham dated August 6, 2014

*10.3	Offer Letter with Junning Lee dated August 20, 2014

*10.4	Offer Letter with Brad Shafer dated August 20, 2014

*10.5	Offer Letter with Leonard Blum dated September 15, 2014

*10.6	Offer Letter with Mathai Mammen dated September 15, 2014

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

*                                         Management contract or compensatory plan or arrangement.