Form 10-Q
period 2015-03-31
Theravance Biopharma, Inc.
filed 2015-05-13
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number:  001-36033

THERAVANCE BIOPHARMA, INC.

(Exact Name of Registrant as Specified in its Charter)

Cayman Islands	98-1226628
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

PO Box 309
Ugland House, South Church Street
George Town, Grand Cayman, Cayman Islands	KY1-1104
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2015, the number of the registrant’s outstanding ordinary shares was 33,801,727.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$100,899	$89,215
Short-term marketable securities	135,337	165,396
Accounts receivable, net of allowances of $433 and $87 at March 31, 2015 and December 31, 2014	565	289
Receivables from collaborative arrangements	19,660	1,840
Prepaid and other current assets	6,758	6,084
Inventories	12,337	12,546
Total current assets	275,556	275,370
Marketable securities	38,521	51,399
Restricted cash	833	833
Property and equipment, net	9,305	9,663
Other assets	686	506
Total assets	$324,901	$337,771

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$4,021	$9,921
Accrued personnel-related expenses	10,433	18,156
Accrued clinical and development expenses	6,628	7,871
Other accrued liabilities	7,460	5,219
Deferred revenue	310	89
Total current liabilities	28,852	41,256
Deferred rent	5,044	5,150
Other long-term liabilities	1,890	1,578

Commitments and contingencies (Note 3 and 8)

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at March 31, 2015 and December 31, 2014	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at March 31, 2015 and December 31, 2014; 33,802 and 32,221 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Additional paid-in capital	470,895	429,206
Accumulated other comprehensive income (loss)	31	(82)
Accumulated deficit	(181,811)	(139,337)
Total shareholders’ equity	289,115	289,787

Total liabilities and shareholders’ equity	$324,901	$337,771

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product sales	$1,280	$945
Revenue from collaborative arrangements	19,121	—
Total revenue	20,401	945

Costs and expenses:
Cost of goods sold	371	188
Research and development	36,019	41,723
Selling, general and administrative	21,748	19,052
Total costs and expenses	58,138	60,963

Loss from operations	(37,737)	(60,018)
Interest and other income	211	—
Loss before income taxes	(37,526)	(60,018)
Provision for income taxes	4,948	—
Net loss	$(42,474)	$(60,018)

Net loss per share:
Basic and diluted net loss per share	$(1.29)	$(1.89)
Shares used to compute basic and diluted net loss per share	32,830	31,741

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014

Net loss	$(42,474)	$(60,018)

Other comprehensive loss:
Net unrealized gain on marketable securities	113	—
Comprehensive loss	$(42,361)	$(60,018)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(42,474)	$(60,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	586	732
Amortization of premium on marketable securities	239	—
Share-based compensation	15,626	12,701
Charge to write-down inventory to net realizable value	79	—
Excess tax benefit of share-based compensation	(391)	—
Changes in operating assets and liabilities:
Accounts receivable	(276)	196
Receivables from collaborative arrangements	(17,820)	844
Prepaid and other current assets	(674)	(1,811)
Inventories	(41)	(617)
Other assets	(180)	—
Accounts payable	(5,431)	(1,094)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(6,184)	4,563
Deferred rent	(106)	117
Deferred revenue	212	(412)
Other long-term liabilities	321	—
Net cash used in operating activities	(56,514)	(44,799)

Investing activities
Purchases of property and equipment	(657)	(1,620)
Purchases of marketable securities	(10,659)	—
Maturities of marketable securities	53,470	—
Net cash provided by (used in) investing activities	42,154	(1,620)

Financing activities
Proceeds from sale of ordinary shares to Mylan, net of premium	25,753	—
Excess tax benefit of share-based compensation	391	—
Repurchase of shares to satisfy tax withholding	(100)	—
Transfers from Theravance, Inc.	—	46,419
Net cash provided by financing activities	26,044	46,419

Net increase in cash and cash equivalents	11,684	—
Cash and cash equivalents at beginning of period	89,215	—

Cash and cash equivalents at end of period	$100,899	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

The mission of Theravance Biopharma, Inc. (“Theravance Biopharma”, the “Company”, or “we” and other similar pronouns) is to create value from a unique and diverse set of assets: an approved product; a development pipeline of late-stage assets; and a productive research platform designed for long-term growth.

Our pipeline of internally discovered product candidates includes potential best-in-class opportunities in underserved markets in the acute care setting, representing multiple opportunities for value creation. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the United States and Europe for certain difficult-to-treat infections. TD-4208 is an investigational long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Axelopran (TD-1211) is an investigational potential once-daily, oral treatment for opioid-induced constipation (“OIC”). Our earlier-stage clinical assets represent novel approaches for potentially treating diseases of the lung and gastrointestinal tract and infectious disease. In addition, we have an economic interest in future payments that may be made by GlaxoSmithKline plc (“GSK”) pursuant to its agreements with Theravance, Inc. (“Theravance”) relating to certain drug development programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (or the “Closed Triple”).

On June 1, 2014, pursuant to a Separation and Distribution Agreement between Theravance and Theravance Biopharma (the “Separation and Distribution Agreement”), Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) and contributing $393.0 million of cash, cash equivalents and marketable securities into its then wholly-owned subsidiary Theravance Biopharma. On June 2, 2014, Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly-traded company. Prior to June 2, 2014, Theravance operated the Biopharmaceutical Business.

Basis of Presentation

The condensed consolidated financial information as of March 31, 2015, and the three months ended March 31, 2015 and 2014 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2014 financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

We describe the Biopharmaceutical Business transferred to us by Theravance in connection with the Spin-Off as if the Biopharmaceutical Business were our business for all historical periods presented and described. However, Theravance Biopharma did not conduct any operations prior to the Spin-Off.

Significant Accounting Policies

There have been no revisions in our significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

2. Net Loss per Share

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

For the three months ended March 31, 2015 and 2014, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive. Prior to the Spin-Off in June 2014, we operated as part of Theravance and not as a separate entity. As a result, the calculation of basic and diluted net loss per share assumes that the 32,260,105 ordinary shares issued to Theravance stockholders in connection with the Spin-Off, less the number of ordinary shares subject to forfeiture, were outstanding from the beginning of all periods presented.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2015	2014
Awards outstanding under equity incentive plan and ESPP	4,353	—
Forfeitable shares	395	519
	4,748	519

3. Collaborative Arrangements

Mylan

Development and Collaboration Arrangement

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration for the development and commercialization of TD-4208 to expand the breadth of our TD-4208 development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV.

Under the terms of the agreement, Mylan and we will co-develop nebulized TD-4208 for COPD and other respiratory diseases. We will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of our costs for that program up until the approval of the first new drug application, after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement. Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Although China is not included in the ex-US territory outright, Mylan does have a right of first negotiation with respect to the development and commercialization of nebulized TD-4208 in China. We retain worldwide rights to TD-4208 delivered through other dosage forms, such as a metered dose inhaler or dry powder inhaler (MDI/DPI), while Mylan has certain rights of first negotiation with respect to our development and commercialization of TD-4208 delivered other than via a nebulized inhalation product.

Under the agreement, Mylan will pay us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. We are further eligible to receive from Mylan potential development and sales milestone payments totaling $220.0 million in the aggregate, with $175.0 million associated with TD-4208 monotherapy and $45.0 million for future potential combination products. Development milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan’s performance of future commercial activities.

Under the Mylan Development and Commercialization Agreement, the significant deliverables were determined to be the license, development responsibilities and committee participation. We determined that the license represents a separate unit of accounting as the license, which includes rights to our underlying technologies for TD-4208, has standalone value because the rights conveyed permit Mylan to perform all efforts necessary to use our technologies to bring the compounds through development and, upon regulatory approval, commercialization. We based the best estimate of selling price for the license using a discounted cash flow approach. We determined that development responsibilities and committee participation represent separate units of accounting as Mylan could negotiate for and/or acquire each of these services from other third parties and we based the best estimates of the respective selling prices on the nature and timing of the services to be performed.

Payments totaling $19.2 million, consisting of the initial payment of $15.0 million in cash and the $4.2 million premium related to the equity investment, which represents the difference between the closing price on January 30, 2015 and the issued price of $18.918, were allocated to the three units of accounting based on the relative selling price method. In the three months ended March 31, 2015, we recognized $19.1 million as revenue from collaborative arrangements in the condensed consolidated statements of income as we delivered the license and technological know-how during the period. The amount allocated to the development responsibilities was recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. The amount allocated to committee participation is being recognized ratably over the estimated performance periods as revenue from collaborative arrangements.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2015	2014
Mylan	$4,132	$—
Alfa Wassermann	422	72
R-Pharm	—	18
Total reduction to R&D expense	$4,554	$90

4. Marketable Securities and Fair Value Measurements

Our portfolio of cash and investments in marketable securities includes:

	Fair Value
	Hierarchy	Estimated Fair Value
(In thousands)	Level	March 31, 2015	December 31, 2014
U.S. government securities	Level 1	$32,557	$32,541
U.S. government agencies	Level 2	39,591	39,588
U.S. corporate notes	Level 2	88,725	97,681
U.S. commercial paper	Level 2	12,985	46,985
Marketable securities		173,858	216,795
Money market funds	Level 1	77,451	69,866
Restricted cash	N/A	833	833
Total		$252,142	$287,494

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Gross unrealized gains and losses were not significant at either March 31, 2015 or December 31, 2014 such that amortized cost approximates estimated fair value.

At March 31, 2015, all of the marketable securities had contractual maturities within two years and the average duration of the marketable securities was approximately seven months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at March 31, 2015 were temporary in nature. All marketable securities with unrealized losses at March 31, 2015 have been in a loss position for less than twelve months.

During the three months ended March 31, 2015, we did not sell any of our marketable securities. Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques since we filed our Annual Report on Form 10-K for the year ended December 31, 2014.

5. Inventories

Inventories are as follows:

	March 31,	December 31,
(In thousands)	2015	2014
Raw materials	$6,751	$6,830
Work-in-process	—	145
Finished goods	5,586	5,571
Total inventories	$12,337	$12,546

6. Share-Based Compensation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Research and development	$7,482	$4,721
Selling, general and administrative	8,144	7,980
Total share-based compensation expense	$15,626	$12,701

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

7. Income Taxes

The income tax provision was $4.9 million for the three months ended March 31, 2015. While we incur operating losses on a consolidated basis, we operate in multiple jurisdictions and generate taxable income in our United States operations. The provision for income taxes was primarily due to timing differences between the book and tax treatment of certain income and expenses.

Our operations have historically been included in Theravance’s U.S. federal and state income tax returns. Theravance will include the period from January 1, 2014 to June 1, 2014 on its income tax return. The net operating losses (“NOL”) generated within Theravance, including our activity prior to the separation will be included within Theravance’s return and all NOL carryforwards and research and development tax credits generated by Theravance, including our activity prior to the Spin-Off were retained by Theravance upon the separation of the companies. As part of the Spin-Off, Theravance contributed certain assets and liabilities to us, including the related basis differences, consisting primarily of deferred tax assets of approximately $12.7 million. These deferred tax assets include accrued liabilities that will be deductible in future periods, stock-based compensation and fixed assets. We had approximately $22.2 million in deferred tax assets at March 31, 2015, which were subject to a full valuation allowance.

We follow the accounting guidance related to Accounting for Income Taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.

As of March 31, 2015, we had unrecognized tax benefits and related interest and penalties of approximately $1.4 million. We include any applicable interest and penalties associated with our unrecognized tax benefits within the provision for income taxes in the condensed consolidated statement of operations.

Our future income tax expense may be affected by such factors as changes in tax laws, changes in our business, regulations, or rates, changing interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, changes in our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.

8. Commitments and Contingencies

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2015.

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

Management Overview

Our mission is to create value from a unique and diverse set of assets: an approved product; a development pipeline of late-stage assets; and a productive research platform designed for long-term growth.

Our pipeline of internally discovered product candidates includes potential best-in-class opportunities in underserved markets in the acute care setting, representing multiple opportunities for value creation. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the United States and Europe for certain difficult-to-treat infections. TD-4208 is an investigational long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for COPD. Axelopran (TD-1211) is an investigational potential once-daily, oral treatment for opioid-induced constipation (“OIC”). Our earlier-stage clinical assets represent novel approaches for potentially treating diseases of the lung and gastrointestinal tract and infectious disease. In addition, we have an economic interest in future payments that may be made by GlaxoSmithKline plc (“GSK”) pursuant to its agreements with Theravance, Inc. (“Theravance”) relating to certain drug programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (or the “Closed Triple”).

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

Basis of Presentation

For the periods prior to June 2, 2014, the condensed consolidated financial statements have been prepared using Theravance’s historical cost basis of the assets, liabilities, revenues, and expenses of the various activities that comprise the Biopharmaceutical Business as a component of Theravance and reflect the results of operations, financial condition and cash flows of the Biopharmaceutical Business as a component of Theravance. The statements of operations include expense allocations for general corporate overhead functions historically shared with Theravance, including finance, legal, human resources, information technology and other administrative functions, which include the costs of salaries, benefits and other related costs, as well as consulting and other professional services. Where appropriate, these allocations were made on a specific identification basis. Otherwise, the expenses related to services provided to the Biopharmaceutical Business by Theravance were allocated to Theravance Biopharma based on the relative percentages, as compared to Theravance’s other businesses, of headcount or square footage usage.

The costs historically allocated to us by Theravance for the services it has shared with us may not be indicative of the costs we have incurred or will incur for these services following the Spin-Off.

Program Highlights

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (“MRSA”) strains. VIBATIV is approved in the U.S. and Canada for the treatment of adult patients with complicated skin and skin structure infections (“cSSSI”) caused by susceptible Gram-positive bacteria. VIBATIV is also approved in the U.S. for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/”VABP”) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV is approved in the European Union for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable.

Commercial Program Expansion

In 2014, we implemented a phased launch strategy for VIBATIV in the U.S. that focused on a small number of targeted geographic territories across the country. In the fourth quarter of 2014, we expanded our sales force and medical affairs presence to include additional territories in the U.S. with the goal of strengthening our commercial infrastructure comprised of experienced sales representatives and a significant medical information component focused on the acute care market.  Beginning in the second quarter of 2015, we are implementing a next phase of expansion, with a plan to increase our sales force to approximately 50 representatives before the end of the year.

Telavancin Observational Use Registry (“TOUR”)

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

Long-Acting Muscarinic Antagonist—TD-4208

TD-4208 is an investigational, long-acting muscarinic antagonist (“LAMA”) in development for the treatment of COPD. We believe that TD-4208 may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates approximately 9% of the treated COPD patients in the U.S. either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. TD-4208 has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of TD-4208, together with its physical characteristics, suggest that this LAMA could serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler products.

Phase 3 Registrational Study in COPD

In December 2014, following the announcement of positive top-line results of our Phase 2b program, we conducted an end-of-Phase 2 meeting with the FDA to discuss the design of the Phase 3 registrational program. We are progressing TD-4208 into a Phase 3 registrational program that will include two replicate three-month efficacy studies and a single twelve-month safety study. Based on our discussion with the FDA, the studies will include approximately 2,200 patients. The studies will test two doses: 88 mcg and 175 mcg administered once-daily. We expect to initiate the Phase 3 program in the second half of 2015.

Mylan Collaboration

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration for the development and, subject to FDA approval, commercialization of TD-4208. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our TD-4208 development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV. Funding of the Phase 3 registrational program by Mylan strengthens our capital position and enhances our financial flexibility to advance other high-value pipeline assets alongside TD-4208.

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

Under the agreement, Mylan will pay us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. We are eligible to receive from Mylan potential development and sales milestone payments totaling $220.0 million in the aggregate, with $175.0 million associated with TD-4208 monotherapy and $45.0 million for future potential combination products.

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

Velusetrag

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag is being developed in collaboration with Alfa Wassermann S.p.A. (“Alfa Wassermann”) in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. In March 2015, we initiated a Phase 2b study of velusetrag for the treatment of patients with gastroparesis and other gastrointestinal motility disorders. The 200-patient study is a multicenter, double-blind, randomized, placebo-controlled, parallel-group trial which will explore the efficacy and safety of multiple doses of velusetrag in patients with diabetic or idiopathic gastroparesis. The twelve-week study will test three doses: 5, 15, and 30 mg administered once-daily. The primary endpoint will be the effect of velusetrag on symptoms in subjects with gastroparesis. The study will also evaluate the effect of velusetrag on gastric emptying, and the psychometric properties of the Gastroparesis Rating Scale (GRS), a daily patient-reported outcome (“PRO”) measure. Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the bulk of the Phase 2b study will be, funded by Alfa Wassermann.

Neprilysin (NEP) Inhibitor

Neprilysin is an enzyme that degrades natriuretic peptides. These peptides play a role in blood pressure and cardiovascular tissue remodeling. Inhibition of neprilysin may result in clinical benefit, including diuresis, control of blood pressure, and reversing maladaptive changes in the heart and vascular tissue in patients with congestive heart failure. Our primary objective is to combine a NEP inhibitor with an angiotensin receptor blocker (ARB) to create an oral combination product for the treatment of congestive heart failure targeting a broad population of patients, including those with severe heart failure and additional cardio-renal conditions. Our product candidates could be combined with a wide range of ARBs, including those with demonstrated benefits in heart failure and best-in-class efficacy in hypertension. The angiotensin receptor-neprilysin inhibitor (ARNI) class of medicines has the potential to represent a paradigm shift in the treatment of congestive heart failure. We have identified several proprietary NEP inhibitor product candidates that we are progressing through pre-IND enabling toxicology studies with the goal of advancing one or more product candidates towards a Phase 1 study. We are also considering combinations of a NEP inhibitor with agents having other mechanisms for the treatment of congestive heart failure as well as other indications and routes of administration.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Theravance) relating to the Closed Triple program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

“Closed Triple” or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

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

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

GSK961081 (‘081) is an investigational, single-molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity that was discovered by us when we were part of Theravance. In August 2014, Theravance reported that preclinical Phase 3-enabling studies and a Phase 1 study with healthy volunteers of ‘081/FF are ongoing to explore its potential as a once-daily medicine delivered in GSK’s ELLIPTA® inhaler.

If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties range between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as ‘081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, GSK will pay TRC contingent milestone payments of up to $125.0 million for a single-agent medicine and up to $250.0 million for both a single-agent and a combination medicine, and in each case we would be entitled to receive an 85% economic interest in any such payments.

Theravance Respiratory Company, LLC

Prior to the Spin-Off, Theravance assigned to TRC, a Delaware limited liability company formed and controlled by Theravance, its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include the Closed Triple and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK Agreements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the prior years, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Product sales	$1,280	$945	$335	35%
Revenue from collaborative arrangements	19,121	—	19,121	NA
Total revenue	$20,401	$945	$19,456	2059	%

NA: Not Applicable

Revenue from product sales increased for the three months ended March 31, 2015 from the comparable period in 2014 primarily due to the continued growth in sales of VIBATIV.

Revenue from collaborative arrangements increased for the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to the recognition of $19.1 million of upfront payments related to the delivery of the license and technological know-how to Mylan during the period.

Cost of Goods Sold

Cost of goods sold, as compared to the prior year periods, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Cost of goods sold	$371	$188	$183	97%

Cost of goods sold increased in the three months ended March 31, 2015 as compared to the comparable period in 2014 primarily due to the increase in sales of VIBATIV.

Research and Development Expenses

Our research and development (“R&D”) expenses consist primarily of employee-related costs, external costs, and various allocable expenses. We budget total R&D expenses on an internal department level basis, we do not have program level reporting capabilities. We manage and report our R&D activities across the following four cost categories:

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

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Employee-related	$12,949	$19,299	$(6,350)	(33)%
Share-based compensation	7,482	4,721	2,761	58%
External-related	8,936	11,814	(2,878)	(24)
Facilities, depreciation and other allocated	6,652	5,889	763	13
	$36,019	$41,723	$(5,704)	(14)%

R&D expenses decreased in the first quarter of 2015 from the comparable period in 2014 primarily due to decreases in employee-related and external-related costs, partially offset by an increase in share-based compensation expense. The decrease in employee-related costs was primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011. External-related costs decreased primarily due to the reimbursement of R&D costs primarily associated with the Mylan collaborative arrangement.

Share-based compensation expense increased primarily due to new equity awards issued under our equity plans post spin-off and the re-introduction of ESPP in September 2014, partially offset by lower expense in the first quarter of 2015 related to Theravance share-based compensation awards held by our employees that were granted prior to the Spin-Off.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2015	2014	$	%
Selling, general and administrative	$21,748	$19,052	$2,696	14%

Selling, general and administrative expenses increased in the first quarter of 2015 from the comparable period in 2014 primarily due to costs associated with the expansion of our internal sales and marketing organization in relation to VIBATIV commercialization.

Selling, general and administrative expenses include share-based compensation expenses of $8.1 million and $8.0 million for the three months ended March 31, 2015 and 2014. Share-based compensation increased primarily due to new equity awards issued under our equity plans post spin-off.

Provision for Income Taxes

The provision for income taxes of $4.9 million for the three month ended March 31, 2015 resulted from operating in multiple jurisdictions and generating taxable income in our U.S. operations, although we incurred operating losses on a consolidated basis. There was no provision for income taxes for the three months ended March 31, 2014.

Liquidity and Capital Resources

We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV. In particular, to the extent we advance our product candidates into and through later stage clinical studies without a partner, such as axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, we will incur substantial expenses. We are also making additional investments in telavancin, our approved antibiotic. In February 2015, we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, we have increased, and will continue to increase, the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies.

Adequacy of cash resources to meet future needs

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts.

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

Cash Flows

Cash flows, as compared to the prior year, were as follows:

	Three Months Ended March 31,
(In thousands)	2015	2014	Change
Net cash used in operating activities	$(56,514)	$(44,799)	$(11,715)
Net cash provided by (used in) investing activities	42,154	(1,620)	43,774
Net cash provided by financing activities	26,044	46,419	(20,375)

Cash flows from operating activities

Net cash used in operating activities increased by $11.7 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily from an increase in costs related to VIBATIV commercialization activities and timing of payments of variable compensation.

Cash flows from investing activities

Net cash provided by investing activities increased by $43.8 million in the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to maturities of marketable securities of $53.5 million partially offset by purchase of marketable securities of $10.7 million during the period.

Cash flows from financing activities

Net cash provided by financing activities during the three months ended March 31, 2015 was primarily due to proceeds from the sale of ordinary shares to Mylan, net of premium. During the three months ended March 31, 2014, net cash provided by financing activities was primarily due to net proceeds related to the transfer of assets and liabilities from Theravance.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2015.

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

During the fourth quarter of 2014, we determined that it was probable that the performance conditions associated with the remaining 417,000 RSAs outstanding under these awards would be achieved. In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock. As a result, for the three months ended March 31, 2015 and December 31, 2014, we recognized $1.7 million and $1.4 million of the total share-based compensation expense of $9.5 million related to these remaining RSAs and pro rata dividends. The RSAs and pro rata dividend remain subject to a twelve-month service period, which commenced in February 2015.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2015.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks at March 31, 2015 have not changed significantly from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 on file with the Securities and Exchange Commission.

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

First as Theravance, Inc. (“Theravance”), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners or via our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three months ended March 31, 2015 and years ended December 31, 2014 and 2013, we recognized losses of $42.5 million, $237.0 million and $156.3 million, respectively, which are reflected in the Shareholders’ Equity on our condensed consolidated balance sheets. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin). In particular, to the extent we advance our product candidates into and through later stage clinical studies without a partner, such as axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, we will incur substantial expenses. We are also making additional investments in telavancin, our approved antibiotic. For example, in February 2015 we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, we have increased the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV and we have announced that, beginning in the second quarter of 2015, we are implementing a next phase of expansion, with a plan to increase our sales force to approximately 50 representatives before the end of 2015. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if:

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

Other than revenues from sales of VIBATIV, our only approved medicine, and potential contingent payments under collaboration agreements, we do not expect to generate sales revenues from our programs for the foreseeable future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market such products with desired margins, our expenses may continue to exceed any revenues we may receive.

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation into later-stage development on our own, our capital needs would increase substantially. We also are making additional investments in telavancin, our approved antibiotic, which will increase our operating expenses. For example, in February 2015 we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, we have increased the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV and we have announced that, beginning in the second quarter of 2015, we are implementing a next phase of expansion, with a plan to increase our sales force to approximately 50 representatives before the end of 2015.

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

If we raise funds through the issuance of debt, convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, in connection with entering into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our long-acting muscarinic antagonist (“LAMA”) TD-4208 in February 2015, Mylan made a $30.0 million equity investment in us by purchasing 1,585,790 newly issued ordinary shares, which issuance resulted in dilution of ownership to our shareholders. In addition, if we seek to raise funds and this becomes known publicly, the market price of our shares could decline upon the expectation of dilution, regardless of whether dilution actually occurs. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

Furthermore, the terms of debt securities may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our share capital, or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.

We do not control TRC and, in particular, have no control over or access to non-public information about the respiratory programs that Theravance partnered with GSK and assigned to TRC in connection with the Spin-Off (the “GSK-Partnered Respiratory Programs”).

Theravance has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”). These other drug programs include the Closed Triple combination of fluticasone furoate (FF)/umeclidinium (UMEC)/vilanterol (VI) (ICS/LAMA/LABA) and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (ICS), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Theravance controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Theravance has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in or access to non-public information about the development and commercialization of the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners.

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

We have no access to confidential information regarding the progress of, or plans for, the GSK-Partnered Respiratory Programs, including the Closed Triple program and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our economic interest in TRC, which is controlled by Theravance. However, if any of the GSK-Partnered Respiratory Programs assigned to TRC in which we have a substantial economic interest, including the Closed Triple program and MABA program, encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

•      GSK deciding to delay or halt development of any of the GSK-Partnered Respiratory Programs assigned to TRC in which we have a substantial economic interest, including the Closed Triple, GSK961081 (‘081), the lead compound in the MABA program, or ‘081/FF;

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

VIBATIV may not be broadly accepted by physicians, patients, third party payors, or the medical community in general and if we fail to meet our publicly announced net sales targets for VIBATIV or other expectations about our VIBATIV business, the price of our securities could fall.

The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin, a relatively inexpensive generic drug that is manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, VIBATIV for the treatment of complicated skin and skin structure infections (cSSSI) and HABP/VABP caused by susceptible Gram- positive bacteria in adult patients is a suitable alternative to vancomycin and other antibacterial drugs in certain clinical situations, we may never generate meaningful revenue from VIBATIV which could cause the price of our securities to fall.  If we fail to meet our publicly announced net sales targets for VIBATIV or other expectations about our VIBATIV commercialization strategy, the price of our securities could fall. The degree of market acceptance of VIBATIV depends on a number of factors, including, but not limited to:

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

•      any adverse developments or perceived adverse developments with respect to whether Pfizer’s planned acquisition of Hospira may lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product;

•      the advantages and disadvantages of VIBATIV compared to alternative therapies;

•      our ability to educate the medical community about the appropriate circumstances for use of VIBATIV;

•      our ability to attract, train and retain targeted numbers of sales and marketing personnel;

•      our ability to retain medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV;

•      the effectiveness of sales personnel, and particularly newly hired personnel, to obtain access to or educate adequate numbers of physicians about prescribing VIBATIV in appropriate clinical situations;

•      the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•      the reimbursement policies of government and third party payors; and

•      the market price of VIBATIV relative to competing therapies.

We are bearing the full cost of developing the capability to market, sell and distribute VIBATIV in the U.S.

                We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure. VIBATIV was returned to Theravance by Astellas Pharma Inc. (“Astellas”), Theravance’s former VIBATIV collaboration partner, in January 2012, and Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV. On August 14, 2013, Theravance announced the reintroduction of VIBATIV to the U.S. market with the commencement of shipments into the wholesaler channel and we have increased, and we have announced plans to more than double our VIBATIV sales force in the U.S. The risks of commercializing VIBATIV in the U.S. without a partner include:

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

•      the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•      bearing the full costs of further U.S. development of telavancin.

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

Theravance’s previous VIBATIV commercialization partner failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. In May 2012, Theravance entered into an agreement with Hospira Worldwide, Inc. (“Hospira”) to supply VIBATIV drug product. In June 2013, the FDA approved Hospira as a VIBATIV drug product manufacturer, and this agreement with Hospira has been assigned to us. Although we believe that Hospira will be a reliable supplier of VIBATIV drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV will be adversely affected. In addition, in February 2015 it was announced that Pfizer plans to acquire Hospira later this year and we cannot predict whether the acquisition will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation by Hospira (whether or not resulting for or related to the proposed acquisition by Pfizer) would adversely affect the commercialization of VIBATIV and our obligations to our partners and the price of our securities could fall.

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

Even if we receive regulatory approval for our product candidates, this approval may include limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. For example, the U.S. labeling for VIBATIV contains a number of boxed warnings. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings. In addition, the VIBATIV labeling for hospital-acquired and ventilator associated pneumonia (“HABP/VABP”) in the U.S. and the European Union specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions make it more difficult to market VIBATIV. With VIBATIV approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post- marketing obligations, including regulatory oversight of promotion and marketing.

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

In October 2012, Theravance entered into an exclusive development and commercialization agreement with Alfa Wassermann S.p.A. (“Alfa Wassermann”) for velusetrag, our lead compound in the 5-HT4 program, covering the European Union, Russia, China, Mexico and certain other countries, and Theravance entered into a research collaboration and license agreement with Merck to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease on an exclusive, worldwide basis. In March 2013, Theravance entered into a commercialization agreement with Clinigen Group plc (“Clinigen”) for VIBATIV in the European Union and certain other European countries (including Switzerland and Norway). In connection with these agreements, Theravance granted to these parties certain rights regarding the use of its patents and technology with respect to the compounds in our development programs, including development and marketing rights. In September 2013, Merck terminated its research collaboration and license agreement with Theravance. The Alfa Wassermann and Clinigen agreements were assigned to us in the Spin- Off. The Alfa Wassermann agreement provides research and development funding for the program under license, and if it decides not to progress the licensed program, we may not be able to develop or commercialize the program on our own. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA TD-4208. Under the terms of the agreement, we and Mylan will co- develop nebulized TD-4208 for COPD and other respiratory diseases.

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

As of April 30, 2015, GSK beneficially owned approximately 24.6% of our outstanding ordinary shares. GSK is also a strategic partner to Theravance with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Theravance Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the European Union is approved, GSK’s diligent efforts obligations under the GSK-Theravance Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Theravance Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Theravance Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Theravance and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Theravance Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Theravance Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations, though the actions GSK may take to acquire us are limited under our governance agreement with GSK which will expire on December 31, 2017 (the “Governance Agreement”). The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Theravance Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Theravance’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Theravance Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Theravance and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Theravance Agreements, the master agreement and applicable law, there can be no assurance that we or Theravance will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Theravance that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Theravance’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Theravance Agreements or the relationship/partnership between Theravance and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

Agreements entered into with or for the benefit of GSK in connection with the Spin-Off may significantly restrict our business and affairs.

On March 3, 2014, in connection with the Spin-Off, we, Theravance and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Theravance and GSK entered into a three-way master agreement (the “Master Agreement”) that, among other things, requires GSK’s consent to make any changes to (A) the Separation and Distribution Agreement, Transition Services Agreement, Employee Matters Agreement and Tax Matters Agreement that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (B) the TRC Limited Liability Company Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC Limited Liability Company Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC Limited Liability Company Agreement. The Master Agreement also limits the periods of time that Theravance employees may provide services to us pursuant to the transition services agreement between Theravance and us. We and GSK also entered into (i) the Governance Agreement that, among other things, provides share purchase rights to GSK and exempts GSK from triggering our Rights Agreement until December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Theravance under the GSK-Theravance Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK’s interests may not be aligned with the interests of our business or our other shareholders.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

Theravance’s collaborations with Alfa Wassermann for velusetrag, with Clinigen for VIBATIV for the European Union, and with other companies for regional development and commercialization of VIBATIV were assigned to us in connection with the Spin-Off. Also, through our interest in TRC we may participate economically in Theravance’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. In addition, in January 2015 we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of TD-4208, our LAMA compound. Additional collaborations will be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, such as axelopran (TD-1211) for opioid-induced constipation, TD-9855 for fatigue/pain, and TD-6450 for hepatitis C, or for a territory that is not covered by existing collaborations, and to commercialize these product candidates if approved by the necessary regulatory authorities. In some instances, we may seek additional third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV in regions where it is not currently partnered. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates and the price of our securities could fall.

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

Certain of our directors and all of our executive officers hold shares of Theravance’s common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. This ownership of Theravance common stock by our officers and most of our directors may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Theravance and for us. For example, potential or actual conflicts could arise relating to: our relationship with Theravance, including Theravance’s and our respective rights and obligations under agreements entered into in connection with the Spin-Off; Theravance’s management of TRC, particularly given that we and Theravance have different economic interests in TRC; and corporate opportunities that may be available to both companies in the future. Although we and Theravance have implemented policies and procedures to identify and properly address such potential and actual conflicts of interest, there can be no assurance that such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Theravance.

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

Our business and operations would suffer in the event of system failures or security breaches.

Although we have security measures in place, our internal computer systems and those of our CROs and other service providers are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any material system failure, accident or security breach could result in a material disruption to our business or other losses. We rely extensively on computer systems to process payment transactions, maintain information and manage our business. Although we have security and fraud prevention measures in place, the Company has been subject to immaterial payment fraud activity.  If we suffered material electronic security breaches, we could incur significant liability or significant disruption to our business. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If a disruption or security breach results in a loss of or damage to our data or regulatory applications, inadvertent disclosure of confidential or proprietary information, or other harm to our business, we could incur liability, the further development of our product candidates could be delayed and the price of our securities could fall.

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

We were an emerging growth company for all of 2014 and will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) December 31, 2019, the end of the fiscal year following the fifth anniversary of the date of the first sale of our ordinary shares pursuant to an effective registration statement filed under the Securities Act.

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

Taxing authorities, such as the U.S. Internal Revenue Service may challenge our structure and transfer pricing arrangements.

We are incorporated in the Cayman Islands and maintain subsidiaries in the Cayman Islands, United States and the United Kingdom. We are able to achieve a low annual average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions such as the Cayman Islands, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future which could result in reduced cash flows and have a material adverse effect on our business, financial condition and growth prospects.

We believe that our company (and one of our subsidiaries) is a passive foreign investment company, or “PFIC,” for 2014, which may have adverse U.S. federal income tax consequences to U.S. holders.

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

Based upon our assets and income during the course of 2014, we believe that our company is a PFIC for the 2014 taxable year and may continue to be a PFIC in subsequent years. In addition, we believe that one of our company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. is also a PFIC for the 2014 taxable year. For any taxable year (or portion thereof) in which our company is a PFIC that is included in the holding period of a U.S. holder, the U.S. holder is generally subject to additional U.S. federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma R&D, Inc. U.S. holders of our ordinary shares may wish to file an election to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark-to-market” their ordinary shares to avoid the otherwise-applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. U.S. holders of our ordinary shares should consult their tax advisers regarding the potential PFIC, QEF and mark-to-market treatment of their interests in our ordinary shares, as well as the application of the PFIC rules with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2015, we or one of our wholly-owned subsidiaries owned 392 issued United States patents and 1,362 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, the product candidate. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

Our ordinary shares began trading on June 3, 2014, and the market price for our shares has and may continue to fluctuate widely, and may result in substantial losses for purchasers of our ordinary shares. To date, there is limited securities analyst coverage of our company. Limited securities analyst coverage of our company and shares is likely to reduce demand for our shares from potential investors, which likely will reduce the market price for our shares.  To the extent that historically low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile.  Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger.

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

•      any further adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV, including whether Pfizer’s planned acquisition of Hospira later this year will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product;

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

•      loss of key personnel;

•      low public market trading volumes for our ordinary shares related in part to the concentration of ownership of our shares;

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

As of April 30, 2015, GSK beneficially owned approximately 24.6% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 3.3% of our outstanding ordinary shares. Based on our review of publicly available filings as of April 30, 2015, our two largest shareholders other than GSK collectively owned approximately 24.0% of our outstanding ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2015, we completed the sale of 1,585,790 of our ordinary shares to Mylan Inc., at a price of approximately $18.918 per share, resulting in aggregate gross proceeds of $30.0 million before deducting transaction expenses. Neither we nor Mylan Inc. engaged any investment advisors with respect to the sale and no underwriting discounts or commissions were paid or will be paid to any party in connection with the sale. We issued and sold the shares in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.      EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015(1)*.

10.2	Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Mylan Inc., dated January 30, 2015(1).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

(1)           Incorporated by reference to an exhibit filed with the Current Report on Form 8-K/A of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on April 24, 2015.

*   Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this exhibit.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: May 13, 2015	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2015	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description of Exhibit

10.1	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015(1)*.

10.2	Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Mylan Inc., dated January 30, 2015(1).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended

32	Certifications Pursuant to 18 U.S.C. Section 1350

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

(1)                                 Incorporated by reference to an exhibit filed with the Current Report on Form 8-K/A of Theravance Biopharma, Inc., filed with the Securities and Exchange Commission on April 24, 2015.

*   Confidential treatment has been requested from the Securities and Exchange Commission as to certain portions of this exhibit.