Form 10-Q
period 2015-06-30
Theravance Biopharma, Inc.
filed 2015-08-13
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the number of the registrant’s outstanding ordinary shares was 33,938,698.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$97,090	$89,215
Short-term marketable securities	113,896	165,396
Accounts receivable, net of allowances of $482 and $87 at June 30, 2015 and December 31, 2014	805	289
Receivables from collaborative arrangements	25,488	1,840
Prepaid and other current assets	10,394	6,084
Inventories	12,553	12,546
Total current assets	260,226	275,370
Marketable securities	17,794	51,399
Restricted cash	833	833
Property and equipment, net	9,609	9,663
Other assets	1,017	506
Total assets	$289,479	$337,771

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable	$6,335	$9,921
Accrued personnel-related expenses	7,793	18,156
Accrued clinical and development expenses	6,674	7,871
Other accrued liabilities	3,333	5,219
Deferred revenue	342	89
Total current liabilities	24,477	41,256
Deferred rent	4,895	5,150
Other long-term liabilities	2,433	1,578

Commitments and contingencies (Notes 3 and 8)

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at June 30, 2015 and December 31, 2014	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at June 30, 2015 and December 31, 2014; 33,939 and 32,221 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Additional paid-in capital	487,064	429,206
Accumulated other comprehensive income (loss)	25	(82)
Accumulated deficit	(229,415)	(139,337)
Total shareholders’ equity	257,674	289,787

Total liabilities and shareholders’ equity	$289,479	$337,771

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product sales	$2,124	$861	$3,404	$1,806
Revenue from collaborative arrangements	5,010	2,113	24,131	2,113
Total revenue	7,134	2,974	27,535	3,919

Costs and expenses:
Cost of goods sold	505	279	875	467
Research and development	30,377	46,283	66,396	88,006
Selling, general and administrative	21,545	13,118	43,293	32,170
Total costs and expenses	52,427	59,680	110,564	120,643

Loss from operations	(45,293)	(56,706)	(83,029)	(116,724)
Interest and other income	204	214	414	214
Loss before income taxes	(45,089)	(56,492)	(82,615)	(116,510)
Provision for income taxes	2,514	1,723	7,463	1,723
Net loss	$(47,603)	$(58,215)	$(90,078)	$(118,233)

Net loss per share:
Basic and diluted net loss per share	$(1.42)	$(1.83)	$(2.71)	$(3.72)
Shares used to compute basic and diluted net loss per share	33,532	31,768	33,183	31,768

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net loss	$(47,603)	$(58,215)	$(90,078)	$(118,233)

Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(7)	20	107	20
Comprehensive loss	$(47,610)	$(58,195)	$(89,971)	$(118,213)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(90,078)	$(118,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,181	1,418
Amortization of premium on marketable securities	391	—
Share-based compensation	30,289	19,464
Charge to write-down inventory to net realizable value	79	—
Excess tax benefit of share-based compensation	(240)	—
Changes in operating assets and liabilities:
Accounts receivable	(516)	109
Receivables from collaborative arrangements	(23,647)	932
Receivable from Theravance, Inc.	—	449
Prepaid and other current assets	(4,310)	(1,043)
Inventories	359	(4,359)
Other assets	(511)	—
Accounts payable	(3,770)	2,412
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(13,208)	4,737
Deferred rent	(255)	215
Deferred revenue	385	(2,340)
Other long-term liabilities	723	—
Net cash used in operating activities	(103,128)	(96,239)

Investing activities
Purchases of property and equipment	(1,367)	(1,881)
Purchases of marketable securities	(11,059)	(9,981)
Maturities of marketable securities	95,879	5,783
Net cash provided by (used in) investing activities	83,453	(6,079)

Financing activities
Proceeds from sale of ordinary shares to Mylan, net of premium	25,753	—
Proceeds from sale of ordinary shares	1,557	—
Excess tax benefit of share-based compensation	240	—
Cash and cash equivalents contributed from Theravance, Inc. (Note 1)	—	277,541
Transfers from Theravance, Inc.	—	92,976
Net cash provided by financing activities	27,550	370,517

Net increase in cash and cash equivalents	7,875	268,199
Cash and cash equivalents at beginning of period	89,215	—

Cash and cash equivalents at end of period	$97,090	$268,199

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

Our pipeline of internally discovered product candidates includes potential best-in-class opportunities in underserved markets in the acute care setting, representing multiple opportunities for value creation. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the United States, Europe and certain other countries for certain difficult-to-treat infections. TD-4208 is an investigational long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Axelopran (TD-1211) is an investigational potential once-daily, oral treatment for opioid-induced constipation (“OIC”). Our earlier-stage clinical assets represent novel approaches for potentially treating diseases of the lung and gastrointestinal tract and infectious disease. In addition, we have an economic interest in future payments that may be made by GlaxoSmithKline plc (“GSK”) pursuant to its agreements with Theravance, Inc. (“Theravance”) relating to certain drug development programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (the “Closed Triple”).

On June 1, 2014, pursuant to a Separation and Distribution Agreement between Theravance and Theravance Biopharma (the “Separation and Distribution Agreement”), Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) and contributing $393.0 million of cash, cash equivalents and marketable securities into its then wholly-owned subsidiary Theravance Biopharma. On June 2, 2014, Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly-traded company. Prior to June 2, 2014, Theravance operated the Biopharmaceutical Business.  While Theravance Biopharma is incorporated under Cayman Island law, the Company re-domiciled to Ireland and became an Irish tax resident effective July 1, 2015.

Basis of Presentation

The condensed consolidated financial information as of June 30, 2015, and the three and six months ended June 30, 2015 and 2014 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2014 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

We describe the Biopharmaceutical Business transferred to us by Theravance in connection with the Spin-Off as if the Biopharmaceutical Business were our business for all historical periods presented and described. However, Theravance Biopharma did not conduct any operations prior to the Spin-Off.

Significant Accounting Policies

Other than the following, there have been no new or material revisions in our significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We assess our inventory levels quarterly and write down inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. This assessment requires management to utilize judgement in formulating estimates and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from those estimates and assumptions.

When we recognize a loss on such inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for the products making up that inventory. As of June 30, 2015, the carrying value of our inventory is $12.6 million.  Refer to Note 5, “Inventories,” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information. In order to realize the value of our recorded inventory, we will be dependent upon continued increases in the sales volumes of VIBATIV.

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves the following:

•      communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•      estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

•      periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•      fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;

•      fees paid to investigative sites in connection with clinical studies;

•      fees paid to CMOs in connection with the production of product and clinical study materials; and

•      professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

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

For the three and six months ended June 30, 2015 and 2014, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive. Prior to the Spin-Off in June 2014, we operated as part of Theravance and not as a separate entity. As a result, the calculation of basic and diluted net loss per share assumes that the 32,260,105 ordinary shares issued to Theravance stockholders in connection with the Spin-Off, less the number of ordinary shares subject to forfeiture, were outstanding from the beginning of all periods presented.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Share issuances under equity incentive plan and ESPP	6,684	2,464	4,404	2,464
Forfeitable shares	260	(492)	260	(492)
	6,944	1,972	4,664	1,972

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized revenue from our collaborative arrangements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Mylan	$25	$—	$19,124	$—
SciClone Pharmaceuticals	2,950	—	2,950	—
R-Pharm	2,009	2,110	2,031	2,110
Other	26	3	26	3
Total revenue from collaborative arrangements	$5,010	$2,113	$24,131	$2,113

Mylan

Development and Commercialization Agreement

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration for the development and commercialization of TD-4208, our investigational LAMA in development for the treatment of COPD.  We entered into this collaboration to expand the breadth of our TD-4208 development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV.

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we will co-develop nebulized TD-4208 for COPD and other respiratory diseases. We will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of our costs for that program up until the approval of the first new drug application, after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement. Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Although China is not included in the ex-US territory, Mylan has a right of first negotiation with respect to the development and commercialization of nebulized TD-4208 in China. We retain worldwide rights to TD-4208 delivered through other dosage forms, such as a metered dose inhaler or dry powder inhaler (MDI/DPI), while Mylan has certain rights of first negotiation with respect to our development and commercialization of TD-4208 delivered other than via a nebulized inhalation product.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. We are further eligible to receive from Mylan potential development and sales milestone payments totaling $220.0 million in the aggregate, with $175.0 million associated with TD-4208 monotherapy and $45.0 million for future potential combination products. Development milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan’s performance of future commercial activities.

Under the Mylan Agreement, the significant deliverables were determined to be the license, development responsibilities and committee participation. We determined that the license represents a separate unit of accounting as the license, which includes rights to our underlying technologies for TD-4208, has standalone value because the rights conveyed permit Mylan to perform all efforts necessary to use our technologies to bring the compounds through development and, upon regulatory approval, commercialization. We based the best estimate of selling price for the license using a discounted cash flow approach. We determined that development responsibilities and committee participation represent separate units of accounting as Mylan could negotiate for and/or acquire each of these services from other third parties and we based the best estimates of the respective selling prices on the nature and timing of the services to be performed.

Payments totaling $19.2 million, consisting of the initial payment of $15.0 million in cash and the $4.2 million premium related to the equity investment, which represents the difference between the closing price on January 30, 2015 and the issued price of $18.918, were allocated to the three units of accounting based on the relative selling price method. For the three and six months ended June 30, 2015, we recognized $25,000 and $19.1 million, respectively, in the condensed consolidated statements of operations as revenue from collaborative arrangements under the Mylan Agreement as we delivered the license and technological know-how during the period. The amount allocated to the development responsibilities under the Mylan Agreement was recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense.  The amount allocated to committee participation is being recognized ratably over the estimated performance periods as revenue from collaborative arrangements. As of June 30, 2015, our total receivables from collaborative arrangements under the Mylan Agreement was $23.0 million.

SciClone Pharmaceuticals

Development and Commercialization Agreement

In May 2015, SciClone Pharmaceuticals International Holding Ltd. (“SciClone”) and we entered into a development and commercialization agreement (the “SciClone Agreement”) granting SciClone exclusive development and commercial rights for VIBATIV in China, as well as the Hong Kong SAR, the Macau SAR, Taiwan and Vietnam.  Under the SciClone Agreement, the companies plan to pursue the development and commercialization of VIBATIV in hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP). Additional indications may include complicated skin and skin structure infections (cSSSI), and potentially bacteremia.

In exchange for the exclusive development and commercial rights granted to SciClone, we received an upfront payment of $3 million and will be eligible to receive a $3 million milestone payment upon a regulatory approval event.  This regulatory milestone is considered to be a contingent payment and not deemed to be a substantive milestone due to the fact that the achievement of the event underlying the payment predominantly relates to SciClone’s performance of future development activities. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. We will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China.

Under the SciClone Agreement, the significant deliverables were determined to be the license, manufacturing of clinical product and committee participation. We determined that the license represents a separate unit of accounting as the license, which includes rights to our underlying technologies for VIBATIV, has standalone value because the rights conveyed permit SciClone to perform all efforts necessary to use our technologies to bring the compounds through development and, upon regulatory approval, commercialization. We based the best estimate of selling price for the license using a discounted cash flow approach. We determined that manufacturing of clinical product represents a separate unit of accounting as SciClone could acquire manufacturing services from third parties. We based the best estimates of the respective selling prices on the nature and timing of the services to be performed.

The upfront payment of $3.0 million was received in the second quarter of 2015 and was allocated to the three units of accounting based on the relative selling price method. For the three and six months ended June 30, 2015, we recognized $2.95 million as revenue from collaborative arrangements in the condensed consolidated statements of operations as we delivered the license and technological know-how during the period. The amount allocated to the manufacturing responsibilities will be recognized proportionately with the performance of the underlying services. The amount allocated to committee participation is being recognized ratably over the estimated performance period as revenue from collaborative arrangements.

R-Pharm

VIBATIV Development and Commercialization Agreement

In October 2012, Theravance entered into a development and commercialization agreement with R-Pharm to develop and commercialize VIBATIV (the “R-Pharm VIBATIV Agreement”). Under the R-Pharm VIBATIV Agreement, Theravance granted R-Pharm exclusive rights to develop and commercialize VIBATIV in Russia, Ukraine, other member countries of the Commonwealth of Independent States, and Georgia. Theravance received $1.1 million in upfront payments for the R-Pharm VIBATIV Agreement. The R-Pharm VIBATIV Agreement was transferred to us as a result of the Spin-Off from Theravance. We are eligible to receive contingent payments potentially totaling up to $10.0 million and royalties of 25% on net sales of VIBATIV by R-Pharm. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to R-Pharm’s performance of future development and commercialization activities.  In the second quarter of 2015, we recognized $2.0 million of the $10.0 million in contingent payments as described further below.

Under the R-Pharm VIBATIV Agreement, the significant deliverables were determined to be the license, committee participation and a contingent obligation to supply R-Pharm with API at R-Pharm’s expense, subject to entering into a future supply agreement. Theravance determined that the license represents a separate unit of accounting as the license, which includes rights to Theravance’s underlying technologies for VIBATIV, has standalone value because the rights conveyed permit R-Pharm to perform all efforts necessary to use Theravance’s technologies to bring the compounds through development and, upon regulatory approval, commercialization and Theravance based the best estimate of selling price for the license based on potential future cash flows under the arrangement over the estimated performance period. Theravance determined that the committee participation represents a separate unit of accounting as R-Pharm could negotiate for and/or acquire these services from other third parties and Theravance based the best estimate of selling price on the nature and timing of the services to be performed.

The $1.1 million upfront payment received for the R-Pharm VIBATIV Agreement was allocated to two units of accounting based on the relative selling price method. The amount allocated to the license was recognized by us as revenue in the second quarter of 2014 due to the completion of technical transfer. The amount allocated to committee participation was deferred and will be recognized as revenue over the estimated performance period.

In June 2015, the Ministry of Health of the Russian Federation granted marketing authorization for VIBATIV for the treatment of complicated skin and soft tissue infections, as well as nosocomial pneumonia (including artificial lung ventilation-associated pneumonia), caused by Gram-positive bacteria, including methicillin-resistance Staphylococcus aureus (“MRSA”). As a result, we will be receiving a $2.0 million regulatory milestone payment. The revenue associated with the $2.0 million milestone was recognized as collaboration revenue during the second quarter of 2015.

Reimbursement of R&D Expenses

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D expenses. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Mylan	$11,610	$—	$15,742	$—
Alfa Wassermann	367	20	789	112
R-Pharm	277	2	277	22
Total reduction to R&D expense	$12,254	$22	$16,808	$134

4. Marketable Securities and Fair Value Measurements

Our portfolio of cash and investments in marketable securities includes:

	Fair Value Hierarchy	Estimated Fair Value
(In thousands)	Level	June 30, 2015	December 31, 2014
U.S. government securities	Level 1	$27,545	$32,541
U.S. government agencies	Level 2	29,746	39,588
Corporate notes	Level 2	61,405	97,681
Commercial paper	Level 2	12,994	46,985
Marketable securities		131,690	216,795
Money market funds	Level 1	75,157	69,866
Restricted cash	N/A	833	833
Total		$207,680	$287,494

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Gross unrealized gains and losses were not significant at either June 30, 2015 or December 31, 2014.

At June 30, 2015, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately five months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at June 30, 2015 were temporary in nature. All marketable securities with unrealized losses at June 30, 2015 have been in a loss position for less than twelve months.

During the three and six months ended June 30, 2015, we did not sell any of our marketable securities. Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the first half of 2015.

5. Inventories

Our inventories are as follows:

	June 30,	December 31,
(In thousands)	2015	2014
Raw materials	$7,314	$6,830
Work-in-process	—	145
Finished goods	5,239	5,571
Total inventories	$12,553	$12,546

6. Share-Based Compensation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Research and development	$6,817	$4,194	$14,299	$8,914
Selling, general and administrative	7,845	2,570	15,989	10,550
Total share-based compensation expense	$14,662	$6,764	$30,288	$19,464

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

7. Income Taxes

The income tax provision was $2.5 million and $7.5 million for the three and six months ended June 30, 2015. While we incur operating losses on a consolidated basis, we operate in multiple jurisdictions and generate taxable income in our U.S. operations. The provision for income taxes was primarily due to timing differences between the book and tax treatment of certain income and expenses such as employee share-based compensation.

Our operations have historically been included in Theravance’s U.S. federal and state income tax returns. Theravance will include the period from January 1, 2014 to June 1, 2014 on its income tax return. The net operating losses (“NOL”) generated within Theravance, including our activity prior to the separation will be included within Theravance’s return and all NOL carryforwards and research and development tax credits generated by Theravance, including our activity prior to the Spin-Off were retained by Theravance upon the separation of the companies. As part of the Spin-Off, Theravance contributed certain assets and liabilities to us, including the related basis differences, consisting primarily of deferred tax assets of approximately $12.7 million. These deferred tax assets include accrued liabilities that will be deductible in future periods, stock-based compensation and fixed assets. We had approximately $24.3 million in deferred tax assets as of June 30, 2015, which were subject to a full valuation allowance.

We follow the accounting guidance related to Accounting for Income Taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.

As of June 30, 2015, we had unrecognized tax benefits and related interest and penalties of approximately $1.9 million. We include any applicable interest and penalties associated with our unrecognized tax benefits within the provision for income taxes in the condensed consolidated statement of operations.

Our future income tax expense may be affected by such factors as changes in tax laws, our business, regulations, tax rates, interpretation of existing laws or regulations, the impact of accounting for stock-based compensation, the impact of accounting for business combinations, our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.  Effective July 1, 2015, Theravance Biopharma re-domiciled to Ireland and became an Irish tax resident.

8. Commitments and Contingencies

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements in this Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2014. Our forward-looking statements in this Report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future.

Management Overview

Our mission is to create value from a unique and diverse set of assets: an approved product; a development pipeline of late-stage assets; and a productive research platform designed for long-term growth.

Our pipeline of internally discovered product candidates includes potential best-in-class opportunities in underserved markets in the acute care setting, representing multiple opportunities for value creation. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the United States, Europe and certain other countries for certain difficult-to-treat infections. TD-4208 is an investigational long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for COPD. Axelopran (TD-1211) is an investigational potential once-daily, oral treatment for opioid-induced constipation (“OIC”). Our earlier-stage clinical assets represent novel approaches for potentially treating diseases of the lung and gastrointestinal tract and infectious disease. In addition, we have an economic interest in future payments that may be made by GlaxoSmithKline plc (“GSK”) pursuant to its agreements with Theravance, Inc. (“Theravance”) relating to certain drug programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (the “Closed Triple”).

The Separation of Theravance Biopharma from Theravance

On June 1, 2014, Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) and contributing $393.0 million of cash, cash equivalents and marketable securities into its then wholly-owned subsidiary Theravance Biopharma, Inc. (“Theravance Biopharma”). On June 2, 2014, Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly-traded company. Prior to June 2, 2014, Theravance operated the Biopharmaceutical Business.

The Spin-Off was effected pursuant to a Separation and Distribution Agreement between Theravance and Theravance Biopharma (the “Separation and Distribution Agreement”), which provides, among other things, for the principal corporate transactions required to effect the Spin-Off and certain other agreements governing Theravance’s relationship with Theravance Biopharma after the Spin-Off.

While Theravance Biopharma is incorporated under Cayman Island law, the company re-domiciled to Ireland and became an Irish tax resident effective July 1, 2015. We do not expect a material change to our income tax provision in the near term and any longer term tax benefits would be dependent upon our overall business activities.

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

Program Highlights

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (“MRSA”) strains. VIBATIV is approved in the U.S. for the treatment of adult patients with complicated skin and skin structure infections (“cSSSI”) caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/”VABP”) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV is approved in the European Union for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. VIBATIV is approved in Canada for the treatment of adult patients with cSSSI caused by susceptible Gram-positive bacteria and for the treatment of hospital-acquired bacterial pneumonia (HAP) and ventilator-associated bacterial pneumonia (VAP) known or suspected to be caused by susceptible isolates of Staphylococcus aureus including methicillin-susceptible Staphylococcus aureus (“MSSA”) and MRSA. VIBATIV is approved in Russia for the treatment of complicated skin and soft tissue infections, as well as nosocomial pneumonia (including artificial lung ventilation-associated pneumonia), caused by Gram-positive bacteria, including MRSA.

Commercial Program Expansion

In 2014, we implemented a phased launch strategy for VIBATIV in the U.S. that focused on a small number of targeted geographic territories across the country. In the fourth quarter of 2014, we expanded our sales force and medical affairs presence to include additional territories in the U.S. with the goal of strengthening our commercial infrastructure comprised of experienced sales representatives and a significant medical information component focused on the acute care market.  Beginning in the second quarter of 2015, we began implementing a next phase of expansion, with a plan to increase our sales force to approximately 50 representatives by the end of the third quarter 2015.

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

SciClone Agreement

In May 2015, SciClone Pharmaceuticals International Holding Ltd. (“SciClone”) and we entered into a development and commercialization agreement (the “SciClone Agreement”) granting SciClone exclusive development and commercial rights for VIBATIV in China, as well as the Hong Kong SAR, the Macau SAR, Taiwan and Vietnam.  Under the SciClone Agreement, the companies plan to pursue the development and commercialization of VIBATIV in hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP).  Additional indications may include complicated skin and skin structure infections (cSSSI), and potentially bacteremia.

In exchange for the exclusive development and commercial rights granted to SciClone, we will be eligible to receive upfront and potential regulatory milestone payments totaling $6.0 million.  SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. We will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China.

Long-Acting Muscarinic Antagonist—TD-4208

TD-4208 is an investigational LAMA in development for the treatment of COPD. We believe that TD-4208 may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates approximately 9% of the treated COPD patients in the U.S. either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. TD-4208 has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of TD-4208, together with its physical characteristics, suggest that this LAMA could serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler products.

Phase 3 Registrational Study in COPD

In December 2014, following the announcement of positive top-line results of our Phase 2b program, we conducted an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (“FDA”) to discuss the design of the Phase 3 registrational program. We are progressing TD-4208 into a Phase 3 registrational program that will include two replicate three-month efficacy studies and a single twelve-month safety study. Based on our discussion with the FDA, the studies will include approximately 2,300 patients. The studies will test two doses: 88 mcg and 175 mcg administered once-daily. We plan to initiate the Phase 3 program in the second half of 2015.

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

Under the terms of the agreement, Mylan and we will co-develop nebulized TD-4208 for COPD and other respiratory diseases. We will lead the U.S. registrational development program and Mylan will be responsible for reimbursement of our costs for that program up until the approval of the first new drug application, after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement (65% Mylan/35% Theravance Biopharma). Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Although China is not included in the ex-U.S. territory, Mylan has a right of first negotiation with respect to the development and commercialization of nebulized TD-4208 in China.

Under the agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. We are eligible to receive from Mylan potential development and sales milestone payments totaling $220.0 million in the aggregate, with $175.0 million associated with TD-4208 monotherapy and $45.0 million for future potential combination products.

We retain worldwide rights to TD-4208 delivered through other dosage forms, such as a metered dose inhaler or dry powder inhaler (MDI/DPI), while Mylan has certain rights of first negotiation with respect to our development and commercialization of TD-4208 delivered other than via a nebulized inhalation product.

Oral Peripherally-Acting Mu Opioid Receptor Antagonist—Axelopran (TD-1211)

OIC Program

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

Fixed Dose Combination

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

Velusetrag

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag is being developed in collaboration with Alfa Wassermann S.p.A. (“Alfa Wassermann”) in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. In March 2015, we initiated a Phase 2b study of velusetrag for the treatment of patients with gastroparesis and other gastrointestinal motility disorders. The 200-patient study is a multicenter, double-blind, randomized, placebo-controlled, parallel-group trial which will explore the efficacy and safety of multiple doses of velusetrag in patients with diabetic or idiopathic gastroparesis. The twelve-week study will test three doses: 5, 15, and 30 mg administered once-daily. The primary endpoint will be the effect of velusetrag on symptoms in subjects with gastroparesis. The study will also evaluate the effect of velusetrag on gastric emptying, and the psychometric properties of the Gastroparesis Rating Scale (GRS), a daily patient-reported outcome (“PRO”) measure. Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the bulk of the Phase 2b study is, funded by Alfa Wassermann.

Neprilysin (NEP) Inhibitor

Neprilysin is an enzyme that degrades natriuretic peptides. These peptides play a protective role in controlling blood pressure and preventing cardiovascular tissue remodeling. Inhibition of neprilysin may result in clinical benefit, including diuresis, control of blood pressure, and reversing maladaptive changes in the heart and vascular tissue in patients with congestive heart failure. Our primary objective is to develop a NEP inhibitor that could be used across a broad population of patients, including those with acute and chronic heart failure and additional cardio-renal conditions. The angiotensin receptor-neprilysin inhibitor (ARNI) class of medicines has the potential to represent a paradigm shift in the treatment of congestive heart failure. Our product candidates could be combined with a wide range of ARBs, including those with demonstrated benefits in heart failure and best-in-class efficacy in hypertension. We have identified several proprietary NEP inhibitor product candidates that we are progressing through pre-IND enabling toxicology studies with the goal of advancing one or more product candidates towards a Phase 1 study. We are also considering combinations of a NEP inhibitor with agents having other mechanisms for the treatment of congestive heart failure as well as other indications and routes of administration.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Theravance) relating to the Closed Triple program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in Theravance Respiratory Company (“TRC”), a Delaware limited liability company formed and controlled by Theravance. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

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

Theravance Respiratory Company, LLC

Prior to the Spin-Off, Theravance assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include the Closed Triple and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK Agreements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than the following, there have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We assess our inventory levels quarterly and write down inventory that is expected to become obsolete, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. This assessment requires management to utilize judgement in formulating estimates and assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from those estimates and assumptions.

When we recognize a loss on such inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for the products making up that inventory. As of June 30, 2015, the carrying value of our inventory is $12.6 million.  Refer to Note 5, “Inventories,” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information. In order to realize the value of our recorded inventory, we will be dependent upon continued increases in the sales volumes of VIBATIV.

Accrued Research and Development Expenses

As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves the following:

•      communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•      estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

•      periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•      fees paid to CROs in connection with preclinical and toxicology studies and clinical studies;

•      fees paid to investigative sites in connection with clinical studies;

•      fees paid to CMOs in connection with the production of product and clinical study materials; and

•      professional service fees for consulting and related services.

We base our expense accruals related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and clinical research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. Our service providers invoice us monthly in arrears for services performed. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If we do not identify costs that we have begun to incur or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates.

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the prior years, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Product sales	$2,124	$861	$1,263	147%	$3,404	$1,806	$1,598	88%
Revenue from collaborative arrangements	5,010	2,113	2,897	137%	24,131	2,113	22,018	1042%
Total revenue	$7,134	$2,974	$4,160	140%	$27,535	$3,919	$23,616	603%

Revenue from product sales increased for the three and six months ended June 30, 2015 from the comparable periods in 2014 primarily due to growth in sales of VIBATIV.

Revenue from collaborative arrangements increased in the second quarter of 2015 by $2.9 million compared to the same period in 2014.  The increase was primarily due to a $2.95 million upfront payment from SciClone.  For the six months ended June 30, 2015, the $22.0 million increase from the comparable period in 2014 was primarily due to the recognition of $19.1 million of upfront payments related to the delivery of the license and technological know-how to Mylan during the period.

Cost of Goods Sold

Cost of goods sold, as compared to the prior year periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Cost of goods sold	$505	$279	$226	81%	$875	$467	$408	87%

Cost of goods sold increased in the three and six months ended June 30, 2015 as compared to the same periods in 2014 primarily due to the increase in sales of VIBATIV.

Research and Development Expenses

Our research and development (“R&D”) expenses consist primarily of employee-related costs, external costs, and various allocable expenses. We budget total R&D expenses on an internal department level basis, and we do not have program level reporting capabilities. We manage and report our R&D activities across the following four cost categories:

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

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Employee-related	$10,016	$12,067	$(2,051)	(17)%	$22,965	$31,366	$(8,401)	(27)%
Share-based compensation	6,817	4,194	2,623	63	14,299	8,915	5,384	60
External-related	6,879	23,208	(16,329)	(70)	15,815	35,022	(19,207)	(55)
Facilities, depreciation and other allocated	6,665	6,814	(149)	(2)	13,317	12,703	614	5
	$30,377	$46,283	$(15,906)	(34)%	$66,396	$88,006	$(21,610)	(25)%

For the three and six months ended June 30, 2015, R&D expenses decreased from the comparable periods in 2014 primarily due to decreases in employee-related costs and external-related costs. The decrease was partially offset by an increase in share-based compensation expense from both comparable periods in 2014. The decrease in employee-related costs was primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011, as well as, the reimbursement of R&D costs primarily associated with the Mylan collaboration agreement.  The Mylan reimbursements were also the primary reason for the decrease in external-related costs.

Share-based compensation expense increased primarily due to new equity awards issued under our equity plans post spin-off and the re-introduction of ESPP in September 2014, partially offset by lower expense in the first quarter of 2015 related to Theravance share-based compensation awards held by our employees that were granted prior to the Spin-Off.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the prior year period, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Selling, general and administrative	$21,545	$13,118	$8,427	64%	$43,293	$32,170	$11,123	35%

Selling, general and administrative expenses increased in the three and six months ended June 30, 2015 from the comparable period in 2014 primarily due to costs associated with the continued expansion of our internal sales and marketing organization in relation to VIBATIV commercialization.

Selling, general and administrative expenses include share-based compensation expenses of $7.8 million and $16.0 million for the three and six months ended June 30, 2015 and $2.6 million and $10.6 million for the three and six months ended June 30, 2014. Share-based compensation increased primarily due to new equity awards issued under our equity plans post spin-off.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Provision for income taxes	$2,514	$1,723	$791	46%	$7,463	$1,723	$5,740	333%

The provision for income taxes of $2.5 million and $7.5 million for the three and six months ended June 30, 2015 resulted from operating in multiple jurisdictions and generating taxable income in our U.S. operations, although we incurred operating losses on a consolidated basis. There was a provision for income taxes of $1.7 million for the three and six months ended June 30, 2014.

Liquidity and Capital Resources

We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV. In particular, to the extent we advance our product candidates into and through later stage clinical studies without a partner, such as axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, we will incur substantial expenses. We are also making additional investments in telavancin, our approved antibiotic. For example, in February 2015, we initiated a Phase 3 registrational study for bacteremia and a patient registry study. In addition, we have increased, and will continue to increase, the number of VIBATIV sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies.

Adequacy of cash resources to meet future needs

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts.

If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements.  In June 2015, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our debt securities, ordinary shares, and/or warrants was declared effective.  Up to $50 million of the maximum aggregate offering price of $250 million under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. (“ATM Agreement”), which would act as our sales agent and underwriter.  As favorable financing opportunities arise, we may seek to raise capital under the Form S-3, including under the ATM Agreement to fund our operations.  However, future financing may not be available in amounts or on terms acceptable to us, if at all.  This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

Cash flows, as compared to the prior year, were as follows:

	Six Months Ended June 30,
(In thousands)	2015	2014	Change
Net cash used in operating activities	$(103,128)	$(96,239)	$(6,889)
Net cash provided by (used in) investing activities	83,453	(6,079)	89,532
Net cash provided by financing activities	27,550	370,517	(342,967)

Cash flows used in operating activities

Net cash used in operating activities increased by $6.9 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily from an increase in costs related to VIBATIV commercialization activities and timing of payments of variable compensation.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities increased by $89.5 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily due to maturities of marketable securities of $95.9 million partially offset by purchase of marketable securities of $11.1 million during the period.

Cash flows provided by financing activities

Net cash provided by financing activities during the six months ended June 30, 2015 was primarily due to proceeds from the sale of ordinary shares to Mylan, net of premium, in the amount of $25.8 million. During the six months ended June 30, 2014, net cash provided by financing activities was primarily due to $370.5 million related to the transfer of cash and other assets and liabilities from Theravance.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2015.

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

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering 12-month service-based vesting for a portion of the equity and cash awards. The share-based compensation expense of $6.9 million associated with a portion of these awards after the modification was fully recognized as of June 30, 2015.

During the fourth quarter of 2014, we determined that it was probable that the performance conditions associated with the remaining 417,000 RSAs outstanding under these awards would be achieved. In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock. As a result, for the three and six months ended June 30, 2015, we recognized $1.8 million and $3.5 million, respectively, of the total share-based compensation expense of $9.5 million related to these remaining RSAs and pro rata dividends. The RSAs and pro rata dividend remain subject to a twelve-month service period, which commenced in February 2015.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2015.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2015 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.          RISK FACTORS

The risks described below and elsewhere in this Report and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as Theravance, Inc. (“Theravance”), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners or via our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the six months ended June 30, 2015 and years ended December 31, 2014 and 2013, we recognized losses of $90.1 million, $237.0 million and $156.3 million, respectively, which are reflected in the Shareholders’ Equity on our condensed consolidated balance sheets. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin). In particular, to the extent we advance our product candidates into and through later stage clinical studies without a partner, such as axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, we will incur substantial expenses. We are also making additional investments in telavancin, our approved antibiotic. For example, in February 2015 we initiated a Phase 3 registrational study for bacteremia and a patient registry study. In addition, we have increased the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV and beginning in the second quarter of 2015, we began implementing a next phase of expansion, with a plan to increase our sales force to approximately 50 representatives by the end of the third quarter 2015. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if:

•                  our earlier stage potential products move into later stage clinical development, which is generally a more expensive stage of development;

•                  additional preclinical product candidates are selected for clinical development;

•                  we pursue clinical development of our potential products in new indications;

•                  we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or

•                  we acquire additional technologies, product candidates, products or businesses.

Other than revenues from sales of VIBATIV, our only approved medicine, and potential contingent payments under collaboration agreements, we do not expect to generate sales revenues from our programs for the foreseeable future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation into later-stage development on our own, our capital needs would increase substantially. We also are making additional investments in telavancin, our approved antibiotic, which will increase our operating expenses. For example, in February 2015 we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, we have increased the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV and, beginning in the second quarter of 2015, we began implementing a next phase of expansion, with a plan to increase our sales force to approximately 50 representatives by the end of the third quarter 2015.

Although we expect that we will have sufficient cash to fund our operations and working capital requirements for at least the next twelve months based on current operating plans and financial forecasts, we may need to raise additional capital in the future to, among other things:

•                  fund our discovery efforts, research and development programs and commercialization strategies for VIBATIV;

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

•                  the scope and extent of the expansion of our sales and marketing efforts;

•                  potential litigation and other contingencies; and

•                  the regulatory approval process for our product candidates.

We may seek to raise additional capital or obtain future funding through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. If adequate funds are not available, we may have to sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. If we are unable to raise additional capital or obtain future funding in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition and cause the price of our securities to fall.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.

If we raise funds through the issuance of debt, convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, in connection with entering into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our long-acting muscarinic antagonist (“LAMA”) TD-4208 in February 2015, Mylan made a $30.0 million equity investment in us by purchasing 1,585,790 newly issued ordinary shares, which issuance resulted in dilution of ownership to our shareholders. In addition, if we seek to raise funds and this becomes known publicly, the market price of our shares could decline upon the expectation of dilution, regardless of whether dilution actually occurs. In July 2015, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our debt securities, ordinary shares, and/or warrants was declared effective.  Up to $50 million of the maximum aggregate offering price of $250 million under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

In early August 2015 we reduced our projected U.S. net sales target for VIBATIV for the second half of 2015, and our current U.S. net sales target for VIBATIV for 2015 is based on increasing sales growth during the balance of the year that may not be achieved; if we further revise downward or fail to meet our current 2015 U.S. net sales target for VIBATIV, the price of our securities could fall.

In early August 2015 we reduced our projected U.S. net sales target for VIBATIV for the second half of 2015. Our current U.S. net sales target for VIBATIV for 2015 of approximately $9-$12 million is based on increasing sales growth throughout the balance of the year. This forecast is based on a number of assumptions, including assumptions about the productivity of new and existing sales representatives, the pace of market penetration, the acceptance of VIBATIV onto formulary by multiple hospitals and healthcare systems, the amount of chargebacks and government rebates, our customer mix, and the timing, frequency and impact of price increases, among other factors. Our forecast plans for a significantly higher level of VIBATIV net sales to occur in the fourth quarter versus the third quarter of 2015, so even small delays in market penetration and sales representative productivity, or higher than expected attrition in our sales force, among other factors, could have a material adverse effect on our ability to achieve our targeted 2015 VIBATIV net sales. If we further revise our net sales guidance downward in the future or fail to meet our publicly announced 2015 net sales target for VIBATIV or other expectations about VIBATIV commercialization for these or other reasons, the price of our securities could fall.

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

•                  any adverse developments or perceived adverse developments with respect to whether Pfizer’s planned acquisition of Hospira Worldwide, Inc. (“Hospira”) may lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product;

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

We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure. VIBATIV was returned to Theravance by Astellas Pharma Inc. (“Astellas”), Theravance’s former VIBATIV collaboration partner, in January 2012, and Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV. On August 14, 2013, Theravance announced the reintroduction of VIBATIV to the U.S. market with the commencement of shipments into the wholesaler channel and we have increased, and are working to more than double, our VIBATIV sales force in the U.S. The risks of commercializing VIBATIV in the U.S. without a partner include:

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

If we are not successful in building an internal sales and marketing organization with appropriate experience, technical expertise and supporting infrastructure and distribution capability, we will have difficulty commercializing VIBATIV in the U.S., which would adversely affect our business and financial condition and the price of our securities could fall.

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

•                  inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates;

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

The FDA must approve any new medicine before it can be marketed and sold in the U.S. We must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. We will not obtain this approval for a product candidate unless and until the FDA approves a new drug application, or NDA. The processes by which regulatory approvals are obtained from the FDA to market and sell a new product are complex, require a number of years and involve the expenditure of substantial resources. In order to market our medicines in foreign jurisdictions, we, or our collaborative partners, must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more jurisdictions may make approval in other jurisdictions more difficult.

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

Theravance’s previous VIBATIV commercialization partner failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. In May 2012, Theravance entered into an agreement with Hospira to supply VIBATIV drug product. In June 2013, the FDA approved Hospira as a VIBATIV drug product manufacturer, and this agreement with Hospira has been assigned to us. Although we believe that Hospira will be a reliable supplier of VIBATIV drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV will be adversely affected. In addition, in February 2015 it was announced that Pfizer plans to acquire Hospira later this year and we cannot predict whether the acquisition will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation by Hospira (whether or not resulting for or related to the proposed acquisition by Pfizer) would adversely affect the commercialization of VIBATIV and our obligations to our partners and the price of our securities could fall.

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

As of July 31, 2015, GSK beneficially owned approximately 24.5% of our outstanding ordinary shares. GSK is also a strategic partner to Theravance with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Theravance Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the European Union is approved, GSK’s diligent efforts obligations under the GSK-Theravance Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Theravance Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Theravance Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Theravance and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Theravance Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Theravance Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations, though the actions GSK may take to acquire us are limited under our governance agreement with GSK which will expire on December 31, 2017 (the “Governance Agreement”). The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Theravance Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Theravance’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Theravance Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Theravance and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Theravance Agreements, the master agreement and applicable law, there can be no assurance that we or Theravance will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Theravance that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Theravance’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Theravance Agreements or the relationship/partnership between Theravance and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the discovery, development and commercialization of medicines. Our objective is to discover, develop and commercialize new small molecule medicines with superior efficacy, convenience, tolerability and/or safety using our proprietary insight in chemistry, biology and multivalency, where applicable. We expect that any medicines that we commercialize with or without our collaborative partners will compete with existing or future market-leading medicines.

Many of our current and potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development, and, more recently, commercialization to:

•                  discover and develop medicines that are superior to other products in the market;

•                  attract and retain qualified personnel;

•                  obtain patent and/or other proprietary protection for our medicines and technologies;

•                  obtain required regulatory approvals; and

•                  develop and effectively implement commercialization strategies, with or without collaborative partners; and

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

If we lose key management or scientific personnel, or if we fail to attract and retain key employees, our ability to discover and develop our product candidates and commercialize VIBATIV and any other products that may be approved in the future will be impaired.

We are highly dependent on principal members of our management team and scientific staff, and in particular, our Chief Executive Officer, Rick E Winningham, to operate our business. Mr. Winningham has significant pharmaceutical industry experience. The loss of Mr. Winningham’s services could impair our ability to discover, develop and commercialize new medicines.

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

We have only been operating as a stand-alone entity since June 2, 2014 and therefore we have a limited operating history as an independent company upon which you can evaluate us. While our biopharmaceutical business has constituted a substantial part of the historic operations of Theravance, we did not operate as a stand-alone company without the Royalty Business until the Spin-Off. As a new independent company, our ability to satisfy our obligations and achieve profitability will be primarily dependent upon the future performance of our biopharmaceutical business, and we do not rely upon the revenues, capital resources and cash flows of the Royalty Business remaining with Theravance.

We may be treated as a U.S. corporation for U.S. federal income tax purposes.

For U.S. federal income tax purposes, a corporation generally is considered tax resident in the place of its incorporation. Theravance Biopharma is incorporated under Cayman Islands law and established tax residency in Ireland effective July 1, 2015. Therefore, it should be a non-U.S. corporation under this general rule. However, Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that may result in a foreign corporation being treated as a U.S. corporation for U.S. federal income tax purposes. The application of these rules is complex and there is little guidance regarding certain aspects of their application.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, United States, the United Kingdom and Ireland, and effective July 1, 2015, we migrated our tax domicile from the Cayman Islands to Ireland. We are able to achieve a low annual average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions such as the Cayman Islands and Ireland, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future which could result in reduced cash flows and have a material adverse effect on our business, financial condition and growth prospects.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2015, we or one of our wholly-owned subsidiaries owned 398 issued United States patents and 1,429 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize the products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•                  our or our collaborators’ ability to set and collect a price we believe is fair for our products;

•                  our ability to generate revenues and achieve profitability; and

•                  the availability of capital.

The Patient Protection and Affordable Care Act, the Veterans Health Care Act and other existing and potential legislative or regulatory actions regarding healthcare and insurance matters, along with the trend toward managed healthcare in the United States, could influence the purchase of healthcare products and reduce demand and prices for our product. This could harm our or our collaborators’ ability to market our existing and potential medicines and generate revenues. Cost containment measures that health care payors and providers are instituting and the effect of the Patient Protection and Affordable Care Act, the Veterans Health Care Act and any additional agency regulations that may emerge in the future could significantly reduce potential revenues from the sale of VIBATIV and any product candidates approved in the future. In addition, in certain foreign markets, the pricing of prescription drugs is subject to government control and reimbursement may in some cases be unavailable. We believe that pricing pressures at the state and federal level, as well as internationally, will continue and may increase, which may make it difficult for us to sell VIBATIV and any other potential medicines that may be approved in the future at a price acceptable to us or our collaborators and which may cause the price of our securities to fall.

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

•                  whether we achieve the increased sales growth during the second half of 2015 upon which our current publicly announced U.S. net sales target for VIBATIV for 2015 is based or revise downward or fail to meet this sales target;

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

•                  loss of key personnel;

•                  likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

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

As of July 31, 2015, GSK beneficially owned approximately 24.5% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 3.9% of our outstanding ordinary shares. Based on our review of publicly available filings as of July 31, 2015, our two largest shareholders other than GSK collectively owned approximately 23.9% of our outstanding ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.                   EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date
3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

4.1	Controlled Equity OfferingSM Sales Agreement, dated June 26, 2015, by and between Theravance Biopharma, Inc. and Cantor Fitzgerald & Co.		S-3	June 26, 2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32 (1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

X

(1)                                 The certifications provided as Exhibit 32.1 are being furnished to accompany the Report pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: August 13, 2015	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2015	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date
3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

4.1	Controlled Equity OfferingSM Sales Agreement, dated June 26, 2015, by and between Theravance Biopharma, Inc. and Cantor Fitzgerald & Co.		S-3	June 26, 2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32 (1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements

X

(1)                                 The certifications provided as Exhibit 32.1 are being furnished to accompany the Report pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.