Form 10-Q
period 2015-09-30
Theravance Biopharma, Inc.
filed 2015-11-12
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the number of the registrant’s outstanding ordinary shares was 37,839,185.

THERAVANCE BIOPHARMA, INC.

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2015 and 2014 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 6. Exhibits	48
Signatures	49
Exhibit Index	50

PART I.       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$127,114	$89,215
Short-term marketable securities	68,856	165,396
Accounts receivable, net of allowances of $579 and $87 at September 30, 2015 and December 31, 2014, respectively	783	289
Receivables from collaborative arrangements	19,640	1,840
Prepaid and other current assets	9,705	6,084
Inventories	12,141	12,546
Total current assets	238,239	275,370
Property and equipment, net	9,513	9,663
Long-term marketable securities	—	51,399
Other investments	8,000	—
Restricted cash	833	833
Other assets	921	506
Total assets	$257,506	$337,771

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,963	$9,921
Accrued personnel-related expenses	10,222	18,156
Accrued clinical and development expenses	6,652	7,871
Other accrued liabilities	4,322	5,219
Deferred revenue	271	89
Total current liabilities	27,430	41,256
Deferred rent	4,746	5,150
Other long-term liabilities	2,785	1,578

Commitments and contingencies (Note 3)

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at September 30, 2015 and December 31, 2014; 33,935 and 32,221 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	499,232	429,206
Accumulated other comprehensive income (loss)	43	(82)
Accumulated deficit	(276,730)	(139,337)
Total shareholders’ equity	222,545	289,787

Total liabilities and shareholders’ equity	$257,506	$337,771

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Product sales	$2,312	$1,303	$5,716	$3,109
Revenue from collaborative arrangements	8,386	5,033	32,517	7,146
Total revenue	10,698	6,336	38,233	10,255

Costs and expenses:
Cost of goods sold	581	369	1,456	836
Research and development (1)	30,367	38,324	96,763	126,330
Selling, general and administrative (1)	22,845	17,705	66,139	49,875
Total costs and expenses	53,793	56,398	164,358	177,041
Loss from operations	(43,095)	(50,062)	(126,125)	(166,786)
Interest and other income	104	668	518	882
Loss before income taxes	(42,991)	(49,394)	(125,607)	(165,904)
Provision for income taxes	4,323	5,101	11,786	6,824
Net loss	$(47,314)	$(54,495)	$(137,393)	$(172,728)

Net loss per share:
Basic and diluted net loss per share	$(1.40)	$(1.72)	$(4.12)	$(5.44)
Shares used to compute basic and diluted net loss per share	33,689	31,754	33,353	31,746

Net unrealized gain (loss) on available-for-sale investments	19	(97)	125	(118)
Total comprehensive loss	$(47,295)	$(54,592)	$(137,268)	$(172,846)

(1) Amounts include share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Research and development	$6,035	$5,132	$20,334	$14,046
Selling, general and administrative	6,216	4,218	22,205	14,768
Total share-based compensation expense	$12,251	$9,350	$42,539	$28,814

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(137,393)	$(172,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,292	2,493
Share-based compensation	42,539	28,814
Excess tax benefits from share-based compensation	(206)	(393)
Non-cash revenue from collaborative arrangements	(8,000)	—
Other	79	—
Changes in operating assets and liabilities:
Accounts receivable	(494)	(328)
Receivables from collaborative arrangements	(17,800)	753
Receivable from Theravance, Inc.	—	14,984
Prepaid and other current assets	(3,621)	(3,256)
Inventories	118	(6,422)
Other assets	(415)	—
Accounts payable	(3,489)	(492)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(9,927)	4,896
Deferred rent	(404)	296
Income taxes payable	1,305	5,875
Deferred revenue	222	(7,108)
Other long-term liabilities	83	—
Net cash used in operating activities	(135,111)	(132,616)

Investing activities
Purchases of property and equipment	(2,041)	(2,342)
Purchases of marketable securities	(11,059)	(145,869)
Maturities of marketable securities	158,642	32,276
Net cash provided by (used in) investing activities	145,542	(115,935)

Financing activities
Proceeds from sale of ordinary shares to Mylan, net of premium	25,753	—
Proceeds from sale of ordinary shares	1,509	—
Excess tax benefit of share-based compensation	206	393
Repurchase of restricted stock	—	(131)
Cash and cash equivalents contributed from Theravance, Inc. (Note 1)	—	277,541
Transfers from Theravance, Inc.	—	92,976
Net cash provided by financing activities	27,468	370,779

Net increase in cash and cash equivalents	37,899	122,228
Cash and cash equivalents at beginning of period	89,215	—

Cash and cash equivalents at end of period	$127,114	$122,228

Supplemental disclosure of non-cash information
Contribution of net assets, excluding cash and cash equivalents, from Theravance, Inc.	$—	$125,337

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Our pipeline of internally discovered product candidates includes potential best-in-class opportunities in underserved markets in the acute care setting, representing multiple opportunities for value creation. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the United States, Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is an investigational long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Axelopran (TD-1211) is an investigational potential once-daily, oral treatment for opioid-induced constipation (“OIC”). Our earlier-stage clinical assets represent novel approaches for potentially treating diseases of the lung and gastrointestinal tract and infectious disease. In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Theravance, Inc. (“Theravance”) relating to certain drug development programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (the “Closed Triple”).

On June 1, 2014, pursuant to a Separation and Distribution Agreement between Theravance and Theravance Biopharma (the “Separation and Distribution Agreement”), Theravance separated its late-stage respiratory assets partnered with GSK from its biopharmaceutical operations by transferring its discovery, development and commercialization operations (the “Biopharmaceutical Business”) and contributing $393.0 million of cash, cash equivalents and marketable securities into its then wholly-owned subsidiary Theravance Biopharma. On June 2, 2014, Theravance made a pro rata dividend distribution to its stockholders of record on May 15, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock outstanding on the record date (the “Spin-Off”). The Spin-Off resulted in Theravance Biopharma operating as an independent, publicly-traded company. Prior to June 2, 2014, Theravance operated the Biopharmaceutical Business.  While Theravance Biopharma is incorporated under Cayman Island law, the Company re-domiciled in Ireland and became an Irish tax resident effective July 1, 2015.

Basis of Presentation

The condensed consolidated financial information as of September 30, 2015, and the three and nine months ended September 30, 2015 and 2014 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2014 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

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

When we recognize a loss on such inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for the products making up that inventory. As of September 30, 2015, the carrying value of our inventory was $12.1 million.  Refer to Note 5, “Inventories,” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information. In order to realize the value of our recorded inventory, we will be dependent upon continued increases in the sales volumes of VIBATIV.

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

Non-Marketable Equity Securities

As a result of entering into collaborations, we may hold minority investments in non-public companies.  We record these non-marketable equity securities at cost in long-term assets, less any amounts for other-than-temporary impairment.  We periodically review our non-marketable equity securities for impairment by determining whether impairment indicators are present.  Common impairment indicators include a significant adverse change in the regulatory or economic environment in which the investee entity operates or cash used in operating activities and other working capital deficiencies.

If we conclude that any of the non-marketable equity securities are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge as interest and other income (loss).

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

For the three and nine months ended September 30, 2015 and 2014, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive. Prior to the Spin-Off in June 2014, we operated as part of Theravance and not as a separate entity. As a result, the calculation of basic and diluted net loss per share assumes that the 32,260,105 ordinary shares issued to Theravance stockholders in connection with the Spin-Off, less the number of ordinary shares subject to forfeiture, were outstanding from the beginning of all periods presented.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Share issuances under equity incentive plan and ESPP	6,653	3,581	6,324	3,470
Forfeitable shares	234	458	234	458
	6,887	4,039	6,558	3,928

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized revenue from our collaborative arrangements as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Mylan	$25	$—	$19,149	$—
Trek Therapeutics	8,000	—	8,000	—
SciClone Pharmaceuticals	2	—	2,952	—
R-Pharm	9	22	2,040	2,132
Pendopharm	350	—	350	—
Clinigen Group plc	—	5,011	—	5,014
Other	—	—	26	—
Total revenue from collaborative arrangements	$8,386	$5,033	$32,517	$7,146

Mylan

Development and Commercialization Agreement

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin (TD-4208), our investigational LAMA in development for the treatment of COPD.  We entered into this collaboration to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV.

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we will co-develop nebulized revefenacin for COPD and other respiratory diseases. We are leading the U.S. Phase 3 development program and Mylan is responsible for reimbursement of our costs for that program up until the approval of the first new drug application, after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement (65% Mylan/35% Theravance Biopharma). Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Although China is not included in the ex-US territory, Mylan has a right of first negotiation with respect to the development and commercialization of nebulized revefenacin in China. We retain worldwide rights to revefenacin delivered through other dosage forms, such as a metered dose inhaler or dry powder inhaler (MDI/DPI), while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. We are eligible to receive from Mylan potential development and sales milestone payments totaling $220.0 million in the aggregate, with $175.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Development milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan’s performance of future commercial activities.

Under the Mylan Agreement, the significant deliverables were determined to be the license, development responsibilities and committee participation. We determined that the license represents a separate unit of accounting as the license, which includes rights to our underlying technologies for revefenacin, has standalone value because the rights conveyed permit Mylan to perform all efforts necessary to use our technologies to bring the compounds through development and, upon regulatory approval, commercialization. We based the best estimate of selling price for the license using a discounted cash flow approach. We determined that development responsibilities and committee participation represent separate units of accounting as Mylan could negotiate for and/or acquire each of these services from other third parties and we based the best estimates of the respective selling prices on the nature and timing of the services to be performed.

As payments are received from Mylan, they are allocated to the three units of accounting based on the relative selling price method. Amounts allocated to the license are recognized as collaborative revenue when delivered.  Amounts allocated to the development responsibilities under the Mylan Agreement are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. Amounts allocated to committee participation are recognized ratably over the estimated performance periods as revenue from collaborative arrangements.

In first quarter of 2015, upfront payments totaling $19.2 million from Mylan were allocated to the license and committee participation based on the relative selling price method.  The $19.2 million consists of the initial payment of $15.0 million in cash and the $4.2 million premium related to the equity investment, which represents the difference between the closing price on January 30, 2015 and the issued price of $18.918.

For the three months ended September 30, 2015, we recognized $25,000 in revenue from collaborative arrangements primarily related to committee participation. For the nine months ended September 30, 2015, we recognized $19.1 million in revenue from collaborative arrangement related primarily to the license and technological know-how delivered in the first quarter of 2015.

For the three and nine months ended September 30, 2015, we recorded reductions to R&D expense of $10.1 million and $25.9 million, respectively, related to the development responsibilities. As of September 30, 2015, our receivable from collaborative arrangements under the Mylan Agreement was $16.9 million.

Trek Therapeutics

Licensing Agreement

In September 2015, Trek Therapeutics, PBC (“TREKtx”) and we entered into a licensing agreement (the “TREKtx Agreement”) granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of our NS5A inhibitor known as TD-6450 as a component in combination hepatitis C virus (“HCV”) products (the “HVC Products”).  Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx’s Series A preferred stock and will be eligible to receive future royalties based on net sales of the HCV Products. Other terms of the licensing transaction have not been disclosed.

Based on the accounting guidance for non-monetary transactions, if the value of the consideration can be measured within reasonable limits, we measure the assets exchanged at either the fair value of the asset given up or the fair value of the asset acquired, depending on which can be more reliably measured.  We estimated the fair value of the preferred stock received based upon the price of similar Series A preferred stock that TREKtx had recently sold to an independent third party for cash consideration.  Based on this approach, we estimated the fair value of the consideration received to be $8.0 million which we believe is a more reliable measure of the non-monetary assets exchanged.

Under the TREKtx Agreement, the significant deliverable was determined to be the license, which includes rights to our underlying technologies for TD-6450.  We transferred the license and technological know-how upon execution of the TREKtx Agreement, and we recognized $8.0 million as revenue from collaborative arrangements for the three and nine months ended September 30, 2015.  TREKtx will be solely responsible for all future costs associated with the supply, manufacture, development, sale and marketing of the licensed compound.  As such, our maximum exposure to loss as a result of entering into the TREKtx Agreement is our $8.0 million investment in TREKtx’s Series A preferred stock.

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we determined TREKtx to be a variable interest entity. Based on the contractual terms of the arrangement, we do not have the power to direct the activities of TREKtx that most significantly impact its economic performance. As a result, we are not considered to be the primary beneficiary of TREKtx and therefore, do not consolidate the financial results of the company into our financial statements. In addition, we do not have significant influence over TREKtx.  Accordingly, we accounted for this investment using the cost method of accounting and recorded it in other investments on our consolidated balance sheets as of September 30, 2015.

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

In exchange for the exclusive development and commercial rights granted to SciClone, we received an upfront payment of $3.0 million and will be eligible to receive a $3.0 million milestone payment upon a regulatory approval event.  This regulatory milestone is considered to be a contingent payment and not deemed to be a substantive milestone due to the fact that the achievement of the event underlying the payment predominantly relates to SciClone’s performance of future development activities. SciClone will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration. We will sell to SciClone all clinical and commercial product required to develop and commercialize VIBATIV in China.

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

The upfront payment of $3.0 million was received in the second quarter of 2015 and was allocated to the three units of accounting based on the relative selling price method. For the nine months ended September 30, 2015, we recognized $2.95 million as revenue from collaborative arrangements in the condensed consolidated statements of operations as we delivered the license and technological know-how during the period.  For the three months ended September 30, 2015, the amount of recognized revenue was approximately $2,000. The amount allocated to the manufacturing responsibilities will be recognized proportionately with the performance of the underlying services. The amount allocated to committee participation is being recognized ratably over the estimated performance period as revenue from collaborative arrangements.

R-Pharm

VIBATIV Development and Commercialization Agreement

In October 2012, Theravance entered into a development and commercialization agreement with R-Pharm to develop and commercialize VIBATIV (the “R-Pharm VIBATIV Agreement”). Under the R-Pharm VIBATIV Agreement, Theravance granted R-Pharm exclusive rights to develop and commercialize VIBATIV in Russia, Ukraine, other member countries of the Commonwealth of Independent States, and Georgia. Theravance received $1.1 million in upfront payments for the R-Pharm VIBATIV Agreement. The R-Pharm VIBATIV Agreement was transferred to us as a result of the Spin-Off from Theravance. We are eligible to receive contingent payments potentially totaling up to $10.0 million, of which we have recognized $2.0 million, and royalties of 25% on net sales of VIBATIV by R-Pharm. The contingent payments are not deemed substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to R-Pharm’s performance of future development and commercialization activities.

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

In June 2015, the Ministry of Health of the Russian Federation granted marketing authorization for VIBATIV for the treatment of complicated skin and soft tissue infections, as well as nosocomial pneumonia (including artificial lung ventilation-associated pneumonia), caused by Gram-positive bacteria, including methicillin-resistance Staphylococcus aureus (“MRSA”). As a result, we will receive a $2.0 million regulatory milestone payment which was recognized as revenue from collaborative arrangements in the second quarter of 2015.

Reimbursement of R&D Expenses

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D expenses. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Mylan	$10,128	$—	$25,869	$22
Alfa Wassermann	704	175	1,493	287
R-Pharm	130	—	407	—
Total reduction to R&D expense	$10,962	$175	$27,769	$309

4. Marketable Securities and Fair Value Measurements

Our portfolio of cash and investments in marketable securities includes:

	Fair Value Hierarchy	Estimated Fair Value
(In thousands)	Level	September 30, 2015	December 31, 2014
U.S. government securities	Level 1	$22,539	$32,541
U.S. government agencies	Level 2	19,726	39,588
Corporate notes	Level 2	26,591	97,681
Commercial paper	Level 2	—	46,985
Marketable securities		68,856	216,795
Money market funds	Level 1	95,511	69,866
Restricted cash	N/A	833	833
Total		$165,200	$287,494

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Gross unrealized gains and losses were not significant at either September 30, 2015 or December 31, 2014.

At September 30, 2015, all of the marketable securities had contractual maturities within one year and the weighted average maturity of the marketable securities was approximately five months. We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at September 30, 2015 were temporary in nature, and no marketable securities with unrealized losses at September 30, 2015 have been in a loss position for more than twelve months.  At September 30, 2015, our accumulated other comprehensive income on our consolidated balance sheets consisted of net unrealized gains on available-for-sale investments.

During the three and nine months ended September 30, 2015, we did not sell any of our marketable securities. Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the nine months ended September 30, 2015.

5. Inventories

Our inventories are as follows:

	September 30,	December 31,
(In thousands)	2015	2014
Raw materials	$7,314	$6,830
Work-in-process	—	145
Finished goods	4,827	5,571
Total inventories	$12,141	$12,546

6. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Research and development	$6,035	$5,132	$20,334	$14,046
Selling, general and administrative	6,216	4,218	22,205	14,768
Total share-based compensation expense	$12,251	$9,350	$42,539	$28,814

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

Employee Share Option Exchange Program

On August 28, 2015, we gave eligible option holders of the Company and its subsidiaries the opportunity to exchange some or all of their outstanding options granted under the Company’s 2013 Equity Incentive Plan or the Company’s 2014 New Employee Equity Incentive Plan before August 4, 2015, whether vested or unvested, for restricted share units (the “Exchange Program”).  The Exchange Program was designed to restore the intended employee retention and incentive value of our equity awards.

In accordance with the terms of the Exchange Program, employees who held options that had an exercise price above the market price of our ordinary shares at the offer expiration date were eligible to exchange two shares subject to eligible options for one Restricted Share Unit (“RSU”) granted under the terms of the Company’s 2013 Equity Incentive Plan. The RSUs granted under the Exchange Program will vest over a three or four year service period depending on the grant date of the original option exchanged.  The Company’s executive officers and members of the board of directors were not eligible to participate in the Exchange Program.  The terms of the Exchange Program were detailed in the Offer to Exchange Certain Outstanding Options for Restricted Share Units filed as an exhibit to our Schedule TO on August 28, 2015, as amended.

The Exchange Program closed on September 25, 2015 and we exchanged 1,975,009 outstanding options for 987,496 RSUs with a fair value of $12.43 per share.  The exchange of options for RSUs is considered a modification to the terms of the original equity award. As such, the Exchange Program resulted in an incremental share based compensation costs of $1.4 million to be recognized, concurrently with the unamortized original compensation costs of the exchanged option awards, ratably over the new vesting period of three years.

7. Income Taxes

The income tax provision was $4.3 million and $11.8 million for the three and nine months ended September 30, 2015. While we incur operating losses on a consolidated basis, we operate in multiple jurisdictions and generate taxable income in our U.S. operations. The provision for income taxes was primarily due to timing differences between the book and tax treatment of certain income and expenses such as employee share-based compensation.

Our operations have historically been included in Theravance’s U.S. federal and state income tax returns. Theravance included the period from January 1, 2014 to June 1, 2014 on its income tax return. The net operating losses (“NOL”) generated within Theravance, including our activity prior to the separation will be included within Theravance’s return and all NOL carryforwards and research and development tax credits generated by Theravance, including our activity prior to the Spin-Off were retained by Theravance upon the separation of the companies. As part of the Spin-Off, Theravance contributed certain assets and liabilities to us, including the related basis differences, consisting primarily of deferred tax assets of approximately $12.7 million. These deferred tax assets include accrued liabilities that will be deductible in future periods, share-based compensation and fixed assets. We had approximately $28.0 million in deferred tax assets as of September 30, 2015, which were subject to a full valuation allowance.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.

As of September 30, 2015, we had unrecognized tax benefits and related interest and penalties of approximately $2.4 million. We include any applicable interest and penalties within the provision for income taxes in the condensed consolidated statement of operations.

Our future income tax expense may be affected by such factors as changes in tax laws, our business, regulations, tax rates, interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, and changes in overall levels of income before tax.  Effective July 1, 2015, Theravance Biopharma re-domiciled in Ireland and became an Irish tax resident.

8. Subsequent Events

Purchases of Common Shares by GSK

On October 9, 2015, GSK (a related party) purchased 44,574 shares of our ordinary shares for a per share price of $13.63 pursuant to GSK’s periodic “top-up” rights under the Governance Agreement between the Company and GSK, dated as of March 3, 2014, for an aggregate purchase price of approximately $0.6 million.  As of October 31, 2015, GSK beneficially owned approximately 22.1% of our outstanding ordinary shares.

Registered Direct Offering of Shares to funds managed by Woodford Investment Management LLP

On October 26, 2015, we entered into an Ordinary Share Purchase Agreement (the “Purchase Agreement”) with funds managed by Woodford Investment Management LLP  (collectively, the “Funds”) for the registered direct offering of an aggregate of 3,859,649 ordinary shares of the Company, $0.00001 par value (the “Shares”), at a purchase price of $14.25 per Share.  The Shares were issued pursuant to a prospectus supplement filed with the SEC on October 26, 2015, in connection with a takedown from our shelf registration statement on Form S-3 (File no. 333-205275), which became effective on July 16, 2015.  The closing of the transaction occurred on October 29, 2015. The gross offering proceeds were approximately $55.0 million, before deducting the estimated offering expenses of approximately $2.6 million.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, that involve risks and uncertainties. All statements in this Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2014. Our forward-looking statements in this Report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future.

Management Overview

Our mission is to create value from a unique and diverse set of assets: an approved product; a development pipeline of late-stage assets; and a productive research platform designed for long-term growth.

Our pipeline of internally discovered product candidates includes potential best-in-class opportunities in underserved markets in the acute care setting, representing multiple opportunities for value creation. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the United States, Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is an investigational long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for COPD. Axelopran (TD-1211) is an investigational potential once-daily, oral treatment for opioid-induced constipation (“OIC”). Our earlier-stage clinical assets represent novel approaches for potentially treating diseases of the lung and gastrointestinal tract and infectious disease. In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Theravance, Inc. (“Theravance”) relating to certain drug development programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (the “Closed Triple”).

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

While Theravance Biopharma is incorporated under Cayman Island law, the company re-domiciled in Ireland and became an Irish tax resident effective July 1, 2015. We do not expect a material change to our income tax provision in the near term and any longer term tax benefits would be dependent upon our overall business activities.

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

Commercial Program Expansion

In 2014 and early 2015, we implemented a phased launch strategy for VIBATIV in the U.S. that focused on a limited number of targeted geographic territories across the country. In the second quarter of 2015, we announced our intention to expand our sales force to 50 representatives with the goal of further strengthening our commercial infrastructure comprised of experienced sales representatives and a significant medical information component focused on the acute care market.  We achieved our goal of hiring and training additional sales representatives by the end of the third quarter of 2015, and the newly expanded field force was fully deployed by the beginning of the fourth quarter.

Supplemental New Drug Application (sNDA) for Concurrent Staphylococcus aureus Bacteremia

In September 2015, we announced that the FDA accepted for filing our sNDA to expand the VIBATIV label to include concurrent Staphylococcus aureus bacteremia.  The sNDA submission was based on the combined data from our previously conducted pivotal trials of VIBATIV in its two approved indications — cSSSI (ATLAS I and ATLAS II) and HABP/VABP (ATTAIN I and ATTAIN II). The trials were large, multi-center, multinational, double-blind, randomized Phase 3 clinical studies enrolling and treating 3,370 adult patients, including a portion of patients with concurrent bacteremia. Importantly, these studies involved two of the largest cohorts of patients ever studied in these diseases and included one of the largest cohorts of patients with MRSA infections studied to date.  Under the Prescription Drug User Fee Act (PDUFA), the FDA has set a target of the second quarter of 2016 to complete its review of the sNDA.  Separately, we are conducting a Phase 3 registrational study in patients with Staphylococcus aureus bacteremia.

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

Long-Acting Muscarinic Antagonist—Revefenacin (TD-4208)

Revefenacin is an investigational LAMA in development for the treatment of COPD. We believe that revefenacin may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates approximately 9% of the treated COPD patients in the U.S. either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. Revefenacin has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of revefenacin, together with its physical characteristics, suggest that this LAMA could serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler products.

Phase 3 Study in COPD

In September 2015, we announced, with our partner Mylan Ireland Limited (“Mylan”), the initiation of the Phase 3 development program for revefenacin for the treatment of COPD.  The Phase 3 development program, designed to support the registration of the product in the U.S., includes two replicate three-month efficacy studies and a single twelve-month safety study.  The two efficacy studies will examine 2 doses (88 mcg and 175 mcg) of revefenacin inhalation solution administered once-daily via nebulizer in moderate to severe patients with COPD.  The Phase 3 efficacy studies are replicate, randomized, double-blind, placebo-controlled, parallel-group trials designed to provide pivotal efficacy and safety data for once-daily revefenacin over a dosing period of 12 weeks, with a primary endpoint of trough forced expiratory volume in one second (FEV1) on day 85. The Phase 3 safety study is an open-label, active comparator study of 12 months duration. Together, the three studies will enroll approximately 2,300 patients.

Mylan Collaboration

In January 2015, Mylan and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV. Funding of the Phase 3 development program by Mylan strengthens our capital position and enhances our financial flexibility to advance other high-value pipeline assets alongside revefenacin.

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we will co-develop nebulized revefenacin for COPD and other respiratory diseases. We are leading the U.S. Phase 3 development program and Mylan is responsible for reimbursement of our costs for that program up until the approval of the first new drug application, after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement (65% Mylan/35% Theravance Biopharma). Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Although China is not included in the ex-U.S. territory, Mylan has a right of first negotiation with respect to the development and commercialization of nebulized revefenacin in China.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. We are eligible to receive from Mylan potential development and sales milestone payments totaling $220.0 million in the aggregate, with $175.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a metered dose inhaler or dry powder inhaler (MDI/DPI), while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.

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

NS5A Inhibitor—TD-6450

TD-6450 is an internally discovered multivalent NS5A inhibitor designed to have improved antiviral activity against GT-1 resistance-associated variants (RAV) resistant to first generation NS5A inhibitors. TD-6450 has successfully completed Phase 1 studies in both healthy volunteers and hepatitis C virus (“HCV”) patients. In September 2015, Trek Therapeutics, PBC (“TREKtx”) and we entered into a licensing agreement (the “TREKtx Agreement”) granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of TD-6450 as a component in combination HCV products (the “HVC Products”).  Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx’s Series A preferred stock and will be eligible to receive future royalties based on net sales of the HCV Products. Other terms of the licensing transaction have not been disclosed. In October 2015, TREKtx and we announced that TREKtx had initiated a Phase 2a clinical trial to evaluate faldaprevir, an HCV protease inhibitor, combined with TD-6450 and ribavirin in patients infected with HCV genotype 4.

Neprilysin (NEP) Inhibitor Program

Neprilysin (“NEP”) is an enzyme that degrades natriuretic peptides. These peptides play a protective role in controlling blood pressure and preventing cardiovascular tissue remodeling. Inhibition of NEP may result in clinical benefit, including diuresis, control of blood pressure, and reversing maladaptive changes in the heart and vascular tissue in patients with congestive heart failure. Our primary objective is to develop a NEP inhibitor that could be used across a broad population of patients, including those with acute and chronic heart failure and additional cardio-renal conditions. We believe our product candidates could be combined with a wide range of angiotensin receptor blockers, including those with demonstrated benefits in heart failure and best-in-class efficacy in hypertension. We have identified several proprietary NEP inhibitor product candidates.  In October 2015, we submitted an investigational new drug (IND) application to the FDA for our most advanced NEP inhibitor compound, TD-0714, for the treatment of chronic heart failure with reduced and preserved ejection fraction.  We expect to initiate a Phase 1 study of TD-0714 in the fourth quarter of 2015. We may also evaluate chronic renal diseases and hypertension as indications for TD-0714.  Additional NEP inhibitor product candidates are progressing through pre-IND enabling toxicology studies.

Gastrointestinal (GI)-Targeted Pan-Janus Kinase (JAK) Inhibitor Program

JAK inhibitors are a type of medication that functions by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling.  Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. This mechanism has previously demonstrated therapeutic benefit in ulcerative colitis. Currently available treatments for ulcerative colitis have systemic safety liabilities and limited efficacy.  Our goal is to develop a GI-targeted pan-JAK inhibitor to treat ulcerative colitis and potentially other inflammatory intestinal disorders. In October 2015, we submitted an IND application to the FDA for TD-1473, a novel, potent, and orally administered GI-targeted pan-JAK inhibitor.  TD-1473 is designed to distribute adequately and exclusively to the tissues of the GI tract and minimize systemic exposure. We expect to initiate a Phase 1 study of TD-1473 by early 2016.

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV. Raw materials include VIBATIV active pharmaceutical ingredient (API) and other raw materials. Work-in-process and finished goods include third-party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development (“R&D”) expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or market value. We determine the cost of inventory using the average-cost method for validation batches.

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

When we recognize a loss on such inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for the products making up that inventory. As of September 30, 2015, the carrying value of our inventory was $12.1 million.  Refer to Note 5, “Inventories,” to the consolidated financial statements appearing in this Quarterly Report on Form 10-Q for further information. In order to realize the value of our recorded inventory, we will be dependent upon continued increases in the sales volumes of VIBATIV.

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

Non-Marketable Equity Securities

As a result of entering into collaborations, we may hold minority investments in non-public companies.  We record these non-marketable equity securities at cost in long-term assets, less any amounts for other-than-temporary impairment.  We periodically review our non-marketable equity securities for impairment by determining whether impairment indicators are present.  Common impairment indicators include a significant adverse change in the regulatory or economic environment in which the investee entity operates or cash used in operating activities and other working capital deficiencies.

If we conclude that any of the non-marketable equity securities are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge as interest and other income (loss).

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Product sales	$2,312	$1,303	$1,009	77%	$5,716	$3,109	$2,607	84%
Revenue from collaborative arrangements	8,386	5,033	3,353	67%	32,517	7,146	25,371	355%
Total revenue	$10,698	$6,336	$4,362	69%	$38,233	$10,255	$27,978	273%

Revenue from product sales increased for the three and nine months ended September 30, 2015 from the comparable periods in 2014 primarily due to growth in sales of VIBATIV.

Revenue from collaborative arrangements increased in the third quarter of 2015 by $3.4 million compared to the same period in 2014.  The increase was primarily due to an $8.0 million upfront payment in the form of Series A preferred stock in TREKtx related to our TD-6450 licensing agreement with TREKtx completed in September 2015.

For the nine months ended September 30, 2015, the $25.4 million increase from the comparable period in 2014 was primarily due to the recognition of $19.1 million of upfront payment related to the delivery of the license and technological know-how to Mylan during the period and the $8.0 million in upfront payment related to the TD-6450 licensing agreement with Trek Therapeutics.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Cost of goods sold	$581	$369	$212	57%	$1,456	$836	$620	74%

Cost of goods sold increased in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily due to the increase in sales of VIBATIV.

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

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Employee-related	$8,198	$12,139	$(3,941)	(32)%	$31,162	$43,504	$(12,342)	(28)%
Share-based compensation	6,035	5,132	903	18	20,334	14,046	6,288	45
External-related	9,414	13,930	(4,516)	(32)	25,230	48,952	(23,722)	(48)
Facilities, depreciation and other allocated	6,720	7,123	(403)	(6)	20,037	19,828	209	1
Total research and development expenses	$30,367	$38,324	$(7,957)	(21)%	$96,763	$126,330	$(29,567)	(23)%

For the three and nine months ended September 30, 2015, R&D expenses decreased from the comparable periods in 2014 primarily due to decreases in employee-related costs and external-related costs.  The decrease in employee-related costs was primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011.  The decrease in external-related costs was primarily due to the reimbursement of R&D costs associated with the Mylan collaboration agreement. The decrease was partially offset by an increase in share-based compensation expense from both comparable periods in 2014, due primarily to new equity awards issued under our equity plans post Spin-Off.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Selling, general and administrative	$22,845	$17,705	$5,140	29%	$66,139	$49,875	$16,264	33%

Selling, general and administrative expenses increased in the three and nine months ended September 30, 2015 from the comparable period in 2014 primarily due to costs associated with the continued expansion of our internal sales and marketing organization supporting VIBATIV commercialization and due to an increase in share-based compensation expense, as further described below.

Selling, general and administrative expenses include share-based compensation expenses of $6.2 million and $22.2 million for the three and nine months ended September 30, 2015, respectively, and $4.2 million and $14.8 million for the three and nine months ended September 30, 2014, respectively. Share-based compensation increased primarily due to new equity awards issued under our equity plans post Spin-Off.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2015	2014	$	%	2015	2014	$	%
Provision for income taxes	$4,323	$5,101	$(778)	(15)%	$11,786	$6,824	$4,962	73%

The provision for income taxes of $4.3 million and $11.8 million for the three and nine months ended September 30, 2015, respectively, resulted from operating in multiple jurisdictions and generating taxable income primarily in our U.S. operations, although we incurred operating losses on a consolidated basis. The provision for income taxes was $5.1 million and $6.8 million for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV. In particular, to the extent we advance our product candidates into and through later stage clinical studies without a partner, such as axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, we will incur substantial expenses. We are also making additional investments in telavancin, our approved antibiotic. For example, in February 2015, we initiated a Phase 3 registrational study for bacteremia and a patient registry study. In addition, we have increased the number of VIBATIV sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies.

Adequacy of cash resources to meet future needs

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts.

If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements.  In June 2015, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our debt securities, ordinary shares, and/or warrants was declared effective.  Up to $50 million of the maximum aggregate offering price of $250 million under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. (“ATM Agreement”), which would act as our sales agent and underwriter. On October 26, 2015, we entered into an Ordinary Share Purchase Agreement (the “Purchase Agreement”) with funds managed by Woodford Investment Management LLP (collectively, the “Funds”) for the registered direct offering of an aggregate of 3,859,649 ordinary shares of the Company, $0.00001 par value (the “Shares”), at a purchase price of $14.25 per Share.  The Shares were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission (“SEC”) on October 26, 2015, in connection with a takedown from our shelf registration statement on Form S-3.  The closing of the transaction occurred on October 29, 2015. The gross offering proceeds were approximately $55.0 million, before deducting the estimated offering expenses of approximately $2.6 million.  As favorable financing opportunities arise, we may seek to raise capital under the Form S-3, including under the ATM Agreement to fund our operations.  However, future financing may not be available in amounts or on terms acceptable to us, if at all.  This could leave us without adequate financial resources to fund our operations as presently conducted.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Nine Months Ended September 30,
(In thousands)	2015	2014	Change
Net cash used in operating activities	$(135,111)	$(132,616)	$(2,495)
Net cash provided by (used in) investing activities	145,542	(115,935)	261,477
Net cash provided by financing activities	27,468	370,779	(343,311)

Cash flows used in operating activities

Net cash used in operating activities increased slightly by $2.5 million for the nine months ended September 30, 2015 as compared to the same period in 2014 primarily from an increase in costs related to VIBATIV commercialization activities and timing of payments of variable compensation.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities increased by $261.5 million for the nine months ended September 30, 2015 as compared to the same period in 2014.  The increase was primarily due to maturities of marketable securities of $158.6 million partially offset by the purchase of marketable securities of $11.1 million for the nine months ended September 30, 2015 compared to the purchase of marketable securities of $145.9 million partially offset by maturities of marketable securities of $32.3 million for the comparable period in 2014.

Cash flows provided by financing activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was primarily due to proceeds from the sale of ordinary shares to Mylan, net of premium, in the amount of $25.8 million. During the nine months ended September 30, 2014, net cash provided by financing activities was primarily due to $370.5 million related to the transfer of cash and other assets and liabilities from Theravance.

Commitments and Contingencies

In 2011, Theravance granted special long-term retention and incentive restricted stock awards to members of senior management. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year time frame from 2011 through December 31, 2016 and continued employment.

In May 2014, Theravance’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering 12-month service-based vesting for a portion of the equity awards. The share-based compensation expense of $6.9 million associated with a portion of these awards after the modification was fully recognized as of June 30, 2015.

During the fourth quarter of 2014, we determined that it was probable that the performance conditions associated with the remaining Theravance RSAs outstanding under these awards would be achieved. In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Theravance on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Theravance common stock. As a result, for the three and nine months ended September 30, 2015, we recognized $1.8 million and $5.3 million, respectively, of the total share-based compensation expense of $9.5 million related to these remaining RSAs and pro rata dividends. The RSAs and pro rata dividend remain subject to a twelve-month service period, which commenced in February 2015.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 13, 2015.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K filed with the SEC on March 13, 2015.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of September 30, 2015 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A.     RISK FACTORS

The risks described below and elsewhere in this Report and in our other public filings with the Securities Exchange Commission are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as Theravance, Inc. (“Theravance”), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines or royalties on sales by our partners or via our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the nine months ended September 30, 2015 and years ended December 31, 2014 and 2013, we recognized losses of $133.1 million, $237.0 million and $156.3 million, respectively, which are reflected in the Shareholders’ Equity on our condensed consolidated balance sheets. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin). In particular, to the extent we advance our product candidates into and through later stage clinical studies without a partner, such as axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation, we will incur substantial expenses. We are also making additional investments in telavancin, our approved antibiotic. For example, in February 2015 we initiated a Phase 3 registrational study for bacteremia and a patient registry study. In addition, we have increased the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if:

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress axelopran (TD-1211) in our Peripheral Mu Opioid Receptor Antagonist program for opioid-induced constipation into later-stage development on our own, our capital needs would increase substantially. We also are making additional investments in telavancin, our approved antibiotic, which will increase our operating expenses. For example, in February 2015 we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, we have increased the number of sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV and at the beginning of the fourth quarter 2015, we had approximately 50 sales representatives in the field.

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

If we raise funds through the issuance of debt, convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, in connection with entering into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our long-acting muscarinic antagonist (“LAMA”) revefenacin (TD-4208) in February 2015, Mylan made a $30.0 million equity investment in us by purchasing 1,585,790 newly issued ordinary shares, which issuance resulted in dilution of ownership to our shareholders. By way of further example, in October 2015, funds managed by Woodford Investment Management LLP (collectively, the “Funds”) made a $55.0 million equity investment in us by purchasing 3,859,649 newly issued ordinary shares, which issuance resulted in dilution of ownership to our shareholders. In addition, if we seek to raise funds and this becomes known publicly, the market price of our shares could decline upon the expectation of dilution, regardless of whether dilution actually occurs. In July 2015, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250 million of our debt securities, ordinary shares, and/or warrants was declared effective.  Up to $50 million of the maximum aggregate offering price of $250 million under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. and we issued and sold $55.0 million under the registration statement to the Funds in October 2015.  If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

In early November 2015 we reduced our projected U.S. net sales target for VIBATIV for 2015, and our current U.S. net sales target for VIBATIV for 2015 is based on increasing sales growth during the balance of the year that may not be achieved; if we further revise downward or fail to meet our current 2015 U.S. net sales target for VIBATIV, the price of our securities could fall.

In early August 2015 and again in early November 2015, we reduced our projected U.S. net sales target for VIBATIV for 2015. Our current U.S. net sales target for VIBATIV for 2015 of around $9 million is based on increasing sales growth throughout the balance of the year. This forecast is based on a number of assumptions, including assumptions about the productivity of recently hired and longer tenured sales representatives, the pace of market penetration, the acceptance of VIBATIV onto formulary by multiple hospitals and healthcare systems, the amount of chargebacks and government rebates, our customer mix, and the timing, frequency and impact of price increases, among other factors. Our forecast plans for a significantly higher level of VIBATIV net sales to occur in the fourth quarter versus the third quarter of 2015, so even small delays in market penetration and sales representative productivity, higher than expected attrition in our sales force, or unexpected seasonality factors, among other factors, could have a material adverse effect on our ability to achieve our targeted 2015 VIBATIV net sales. If we further revise our net sales guidance downward in the future or fail to meet our publicly announced 2015 net sales target for VIBATIV or other expectations about VIBATIV commercialization for these or other reasons, the price of our securities could fall.

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

•                  any adverse developments or perceived adverse developments with respect to whether Pfizer’s acquisition of Hospira Worldwide, Inc. (“Hospira”) may lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product;

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

We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure. VIBATIV was returned to Theravance by Astellas Pharma Inc. (“Astellas”), Theravance’s former VIBATIV collaboration partner, in January 2012, and Astellas is entitled to a ten-year, 2% royalty on future net sales of VIBATIV. On August 14, 2013, Theravance announced the reintroduction of VIBATIV to the U.S. market with the commencement of shipments into the wholesaler channel and we have approximately 50 VIBATIV sales representatives in the U.S. The risks of commercializing VIBATIV in the U.S. without a partner include:

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

Theravance’s previous VIBATIV commercialization partner failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. In May 2012, Theravance entered into an agreement with Hospira to supply VIBATIV drug product. In June 2013, the FDA approved Hospira as a VIBATIV drug product manufacturer, and this agreement with Hospira has been assigned to us. Although we believe that Hospira will be a reliable supplier of VIBATIV drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV will be adversely affected. In addition, Pfizer acquired Hospira earlier this year and we cannot predict whether the acquisition will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation by Hospira (whether or not resulting for or related to the acquisition by Pfizer) would adversely affect the commercialization of VIBATIV and our obligations to our partners and the price of our securities could fall.

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

In October 2012, Theravance entered into an exclusive development and commercialization agreement with Alfa Wassermann S.p.A. (“Alfa Wassermann”) for velusetrag, our lead compound in the 5-HT4 program, covering the European Union, Russia, China, Mexico and certain other countries, and Theravance entered into a research collaboration and license agreement with Merck to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease on an exclusive, worldwide basis. In March 2013, Theravance entered into a commercialization agreement with Clinigen Group plc (“Clinigen”) for VIBATIV in the European Union and certain other European countries (including Switzerland and Norway). In connection with these agreements, Theravance granted to these parties certain rights regarding the use of its patents and technology with respect to the compounds in our development programs, including development and marketing rights. In September 2013, Merck terminated its research collaboration and license agreement with Theravance. The Alfa Wassermann and Clinigen agreements were assigned to us in the Spin- Off. The Alfa Wassermann agreement provides research and development funding for the program under license, and if it decides not to progress the licensed program, we may not be able to develop or commercialize the program on our own. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases.

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

As of October 31, 2015, GSK beneficially owned approximately 22.1% of our outstanding ordinary shares. GSK is also a strategic partner to Theravance with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Theravance Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the European Union is approved, GSK’s diligent efforts obligations under the GSK-Theravance Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Theravance Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Theravance Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Theravance and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Theravance Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Theravance Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations, though the actions GSK may take to acquire us are limited under our governance agreement with GSK which will expire on December 31, 2017 (the “Governance Agreement”). The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Theravance Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Theravance’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Theravance Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Theravance and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Theravance Agreements, the master agreement and applicable law, there can be no assurance that we or Theravance will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Theravance that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Theravance’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Theravance Agreements or the relationship/partnership between Theravance and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

Theravance’s collaborations with Alfa Wassermann for velusetrag, with Clinigen for VIBATIV for the European Union, and with other companies for regional development and commercialization of VIBATIV were assigned to us in connection with the Spin-Off or entered into subsequent to the spin-off. Also, through our interest in TRC we may participate economically in Theravance’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. In addition, by way of example, in January 2015 we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound. We received non-marketable equity securities in connection with the TREKtx Agreement, and recognized those investments at their estimated fair market value at the time of receipt, and we may receive similar non-marketable equity securities in the future, which could subject us to future impairment charges up to the amount recognized for such assets. Additional collaborations will likely be needed to fund later-stage development of our product candidates that have not been licensed to a collaborator, such as axelopran (TD-1211) for opioid-induced constipation or for a territory that is not covered by existing collaborations, and to commercialize these product candidates if approved by the necessary regulatory authorities. In some instances, we may seek additional third parties with which to pursue collaboration arrangements for the development and commercialization of our development programs and for the future commercialization of VIBATIV in regions where it is not currently partnered. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs. Our inability to successfully collaborate with third parties would increase our development costs and would limit the likelihood of successful commercialization of our product candidates and the price of our securities could fall.

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

Many of our current and potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development, and, more recently, commercialization, to:

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

Certain of our directors and all of our executive officers hold shares of Theravance’s common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. This ownership of Theravance common stock by our officers and most of our directors may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Theravance and for us. For example, potential or actual conflicts could arise relating to: our relationship with Theravance, including Theravance’s and our respective rights and obligations under agreements entered into in connection with the Spin-Off; Theravance’s management of TRC, particularly given that we and Theravance have different economic interests in TRC; and corporate opportunities that may be available to both companies in the future. Although we and Theravance have implemented policies and procedures to identify and properly address such potential and actual conflicts of interest, there can be no assurance that, when such conflicts are resolved in accordance with applicable laws, such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Theravance.

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

On June 2, 2014, the Spin-Off of the Theravance Biopharma from Theravance was completed via a pro rata dividend distribution to Theravance stockholders of record of one of our ordinary shares for every three and one half shares of Theravance common stock outstanding on the May 15, 2014 record date. We and our shareholders may not realize the potential benefits that we expected from our Spin-Off from Theravance. By separating from Theravance, there is a risk that our company may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Theravance. In addition, we have incurred and will continue to incur significant costs, including those described elsewhere herein, which may exceed our estimates. As a separate company, we will not receive potential royalty revenue derived from certain of Theravance’s late-stage partnered respiratory assets (the “Royalty Business”).

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2015, we or one of our wholly-owned subsidiaries owned 409 issued United States patents and 1,527 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•                  our or our collaborators’ ability to set and collect a price we believe is fair for our product;

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

•                  any further adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV, including whether Pfizer’s acquisition of Hospira earlier this year will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product;

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

As of October 31, 2015, GSK beneficially owned approximately 22.1% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 4.2% of our outstanding ordinary shares. Based on our review of publicly available filings, as of October 31, 2015 our three largest shareholders other than GSK collectively owned approximately 32.5% of our outstanding ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date
3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1	Forms of Non-Executive Officer Restricted Share Unit Agreement under the 2013 Equity Incentive Plan		Schedule TO	August 28, 2015

10.2	Letter Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated September 11, 2015, including the form of Ordinary Share Purchase Agreement and Schedule as attached thereto.		8-K	September 11, 2015

10.3	Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated October 7, 2015		8-K/A	October 13, 2015

10.4	Ordinary Share Purchase Agreement, dated as of October 26, 2015, by and between Theravance Biopharma, Inc. and the funds managed by Woodford Investment Management LLP named therein.		8-K	October 26, 2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32 (1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: November 12, 2015	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2015	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date
3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1	Forms of Non-Executive Officer Restricted Share Unit Agreement under the 2013 Equity Incentive Plan		Schedule TO	August 28, 2015

10.2	Letter Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated September 11, 2015, including the form of Ordinary Share Purchase Agreement and Schedule as attached thereto.		8-K	September 11, 2015

10.3	Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated October 7, 2015		8-K/A	October 13, 2015

10.4	Ordinary Share Purchase Agreement, dated as of October 26, 2015, by and between Theravance Biopharma, Inc. and the funds managed by Woodford Investment Management LLP named therein.		8-K	October 26, 2015

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32 (1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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