Form 10-Q
period 2016-03-31
Theravance Biopharma, Inc.
filed 2016-05-10
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 5, 2016, the number of the registrant’s outstanding ordinary shares was 47,479,910.

THERAVANCE BIOPHARMA, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$128,803	$112,707
Short-term marketable securities	51,073	59,727
Accounts receivable, net of allowances of $894 and $758 at March 31, 2016 and December 31, 2015, respectively	1,527	1,922
Receivables from collaborative arrangements	37,536	35,232
Prepaid taxes	242	12,764
Other prepaid and current assets	10,165	5,115
Inventories	9,406	10,005
Total current assets	238,752	237,472
Property and equipment, net	10,119	9,873
Long-term marketable securities	34,598	42,860
Other investments	8,000	8,000
Restricted cash	833	833
Other assets	823	1,078
Total assets	$293,125	$300,116

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,092	$18,804
Accrued personnel-related expenses	7,824	10,866
Accrued clinical and development expenses	23,640	14,709
Other accrued liabilities	4,725	4,947
Deferred revenue	1,120	144
Total current liabilities	46,401	49,470
Deferred rent	4,449	4,598
Other long-term liabilities	3,738	2,983

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at March 31, 2016 and December 31, 2015; 41,452 and 37,981 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	602,117	564,691
Accumulated other comprehensive income (loss)	126	(70)
Accumulated deficit	(363,706)	(321,556)
Total shareholders’ equity	238,537	243,065

Total liabilities and shareholders’ equity	$293,125	$300,116

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Revenue:
Product sales	$3,311	$1,280
Revenue from collaborative arrangements	15,099	19,121
Total revenue	18,410	20,401

Costs and expenses:
Cost of goods sold	778	371
Research and development (1)	35,678	36,019
Selling, general and administrative (1)	23,596	21,748
Total costs and expenses	60,052	58,138
Loss from operations	(41,642)	(37,737)
Interest and other income	186	211
Loss before income taxes	(41,456)	(37,526)
Provision for income taxes	694	4,948
Net loss	$(42,150)	$(42,474)

Net loss per share:
Basic and diluted net loss per share	$(1.10)	$(1.29)
Shares used to compute basic and diluted net loss per share	38,326	32,830

Net unrealized gain on available-for-sale investments	196	113
Total comprehensive loss	$(41,954)	$(42,361)

(1) Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Research and development	$5,160	$7,482
Selling, general and administrative	6,170	8,144
Total share-based compensation expense	$11,330	$15,626

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015

Operating activities
Net loss	$(42,150)	$(42,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	825
Share-based compensation	11,330	15,626
Inventory write-down	10	79
Excess tax benefits from share-based compensation	—	(391)
Changes in operating assets and liabilities:
Accounts receivable	395	(276)
Receivables from collaborative arrangements	(2,304)	(17,820)
Prepaid taxes	12,522	(10)
Other prepaid and current assets	(5,050)	(664)
Inventories	134	(41)
Other assets	255	(180)
Accounts payable	(9,450)	(5,431)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	5,718	(6,184)
Deferred rent	(149)	(106)
Deferred revenue	1,141	212
Other long-term liabilities	590	321
Net cash used in operating activities	(26,309)	(56,514)

Investing activities
Purchases of property and equipment	(684)	(657)
Purchases of marketable securities	—	(10,659)
Maturities of marketable securities	17,069	53,470
Net cash provided by investing activities	16,385	42,154

Financing activities
Net proceeds from sale of ordinary shares	27,802	25,753
Excess tax benefits from share-based compensation	—	391
Repurchase of shares to satisfy tax withholding	(1,782)	(100)
Net cash provided by financing activities	26,020	26,044

Net increase in cash and cash equivalents	16,096	11,684
Cash and cash equivalents at beginning of period	112,707	89,215

Cash and cash equivalents at end of period	$128,803	$100,899

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$9,494	$765

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

Theravance Biopharma, Inc. (“Theravance Biopharma”, the “Company”, or “we” and other similar pronouns) is a diversified biopharmaceutical company with the core purpose of creating medicines that make a difference in the lives of patients suffering from serious illness.

Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Our neprilysin (“NEP”) inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop GI-targeted pan-Janus kinases (“JAK”) inhibitors for the treatment of a range of inflammatory intestinal diseases.

In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) (known as Theravance, Inc. prior to January 7, 2016) relating to certain drug development programs, including the Closed Triple (the combination of fluticasone furoate, umeclidinium, and vilanterol), currently in development for the treatment of COPD and asthma.

Basis of Presentation

The Company’s condensed consolidated financial information as of March 31, 2016, and the three months ended March 31, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2015 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

Significant Accounting Policies

There have been no material revisions in our significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-08”) which clarifies whether an entity is a principal or an agent in a transaction in which another party in involved in providing goods or services to a customer. ASU 2016-08 also clarifies (i) how an entity should identify the unit of accounting for the principal versus agent evaluation and (ii) how the control principle applies to transactions, and reframes the indicators to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-08 is effective for all interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact that the adoption of ASU 2016-08 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB also issued Accounting Standards Update No. 2016-09, Compensation — Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the potential impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding, less ordinary shares subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding, less ordinary shares subject to forfeiture, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential common shares had been issued for other dilutive securities.

For the three months ended March 31, 2016 and 2015, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2016	2015
Share issuances under equity incentive plan and ESPP	4,136	4,353
Restricted shares	1,497	395
	5,633	4,748

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized the following revenues from our collaborative arrangements:

	Three Months Ended March 31,
(In thousands)	2016	2015
Mylan	$15,025	$19,099
Other	74	22
Total revenue from collaborative arrangements	$15,099	$19,121

Mylan

Development and Commercialization Agreement

In January 2015, we established a strategic collaboration with Mylan Ireland Limited (“Mylan”) for the development and, subject to regulatory approval, commercialization of revefenacin (TD-4208), our investigational LAMA in development for the treatment of COPD. We entered into this collaboration to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV.

In the first quarter of 2015, upfront payments totaling $19.2 million from Mylan were allocated to the license and committee participation deliverables based on the relative selling price method. The $19.2 million consisted of the initial payment of $15.0 million in cash and the $4.2 million premium related to the equity investment, which represents the difference between the closing price on January 30, 2015 and the issued price of $18.918 per share. For the three months ended March 31, 2015, we recognized $19.1 million in revenue from the Mylan collaborative arrangement related primarily to the license and technological know-how delivered in the first quarter of 2015.

For the three months ended March 31, 2016, we recognized $15.0 million in revenue from the Mylan collaborative arrangement for the achievement of 50% enrollment in the Phase 3 twelve-month safety study, which triggered a milestone payment to Theravance Biopharma by Mylan.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2016	2015
Mylan	$31,173	$4,132
Alfa Wassermann	1,185	422
R-Pharm	14	—
Total reduction to R&D costs	$32,372	$4,554

4. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities include:

	Fair Value
	Hierarchy	Estimated Fair Value
(In thousands)	Level	March 31, 2016	December 31, 2015
U.S. government securities	Level 1	$42,150	$47,043
U.S. government agency securities	Level 2	26,014	31,465
Corporate notes	Level 2	12,511	19,089
Commerial paper	Level 2	4,996	4,990
Marketable securities		85,671	102,587
Money market funds	Level 1	75,514	69,126
Total		$161,185	$171,713

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Gross unrealized gains and losses were not significant at either March 31, 2016 or December 31, 2015.

At March 31, 2016, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately nine months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three months ended March 31, 2016.

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at March 31, 2016 were temporary in nature. All marketable securities with unrealized losses at March 31, 2016 have been in a loss position for less than twelve months.

At March 31, 2016, our accumulated other comprehensive income (loss) on our condensed consolidated balance sheets consisted of net unrealized gains on available-for-sale investments. During the three months ended March 31, 2016, we did not sell any of our marketable securities. Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral.

5. Inventories

Inventory consists of the following:

(In thousands)	March 31, 2016	December 31, 2015
Raw materials	$5,270	$6,869
Work-in-process	1,758	—
Finished goods	2,378	3,136
Total inventories	$9,406	$10,005

6. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Research and development	$5,160	$7,482
Selling, general and administrative	6,170	8,144
Total share-based compensation expense	$11,330	$15,626

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of the Company’s Board of Directors approved the grant of 1,575,000 performance-contingent restricted stock awards (RSAs) and 135,000 performance-contingent restricted share units (RSUs) to senior management.  These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest.

Expense associated with these awards would be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions.  The maximum potential expense associated with the awards could be up to approximately $26.7 million (allocated as $11.4 million for research and development expense and $15.3 million for selling, general and administrative expense) if all of the performance conditions are achieved on time.  Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed each reporting period. As of March 31, 2016, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense related to these awards has been recognized.

7. Income Taxes

The income tax provision was $0.7 million for the three months ended March 31, 2016.  The provision for income tax was primarily due to uncertain tax positions taken with respect to transfer pricing and tax credits.  No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.  At March 31, 2016, our deferred tax assets were offset in full by a valuation allowance.

We record liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period. We include any applicable interest and penalties within the provision for income taxes in the condensed consolidated statements of operations.

The difference between the Irish statutory rate and our effective tax rate is primarily due to the valuation allowance on deferred tax assets and the liabilities recorded for the uncertain tax position related to transfer pricing and tax credits.

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

8. Shareholders’ Equity

Purchases of Ordinary Shares by GSK

On March 17, 2016, GSK purchased 1,301,015 of our unregistered ordinary shares at a per share price of $17.70 pursuant to an Ordinary Share Purchase Agreement between the Company and GSK, dated as of March 14, 2016. The aggregate gross proceeds of the purchase were approximately $23.0 million. As of March 31, 2016, GSK beneficially owned approximately 23.3% of our outstanding ordinary shares.

Ordinary Shares Issuance under At-the-Market Agreement

Pursuant to a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), we may issue and sell up to $50 million of our ordinary shares pursuant to an at-the-market offering program (“ATM Agreement”), under our shelf registration statement on Form S-3 effective in July 2015.  Under the ATM Agreement, we pay Cantor Fitzgerald a commission rate of up to 3.0% of the gross proceeds from the sale of our ordinary shares.

We engaged in sales of our ordinary shares under the ATM Agreement from March 17, 2016 to April 8, 2016.  During this period, we sold approximately 770,000 shares at an average price of $19.53 per share, resulting in aggregate net proceeds of approximately $14.6 million.  For the three months ended March 31, 2016, we sold approximately 280,000 shares at an average price of $18.48 per share, resulting in aggregate net proceeds of approximately $5.0 million.

9. Commitments and Contingencies

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2016.

10. Subsequent Events

Public Offering of Ordinary Shares

On May 4, 2016, we closed the sale of an aggregate of 5,479,750 of our ordinary shares, $0.00001 par value, at a public offering price of $21.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on April 28, 2016, in connection with a takedown from our shelf registration statement on Form S-3. We received net offering proceeds of approximately $107.7 million after deducting the underwriting discount and estimated offering expenses.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future.

Management Overview

Theravance Biopharma, Inc. (“Theravance Biopharma”) is a diversified biopharmaceutical company with the core purpose of creating medicines that make a difference in the lives of patients suffering from serious illness.

Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Our neprilysin (“NEP”) inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop GI-targeted pan-Janus kinases (“JAK”) inhibitors for the treatment of a range of inflammatory intestinal diseases.

In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) (known as Theravance, Inc. prior to January 7, 2016) relating to certain drug development programs, including the Closed Triple (the combination of fluticasone furoate, umeclidinium, and vilanterol), currently in development for the treatment of COPD and asthma.

Program Highlights

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (“MRSA”) strains. VIBATIV is approved in the U.S. for the treatment of adult patients with complicated skin and skin structure infections (“cSSSI”) caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/ “VABP”) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV is indicated in the European Union for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. VIBATIV is also indicated in Canada and Russia for complicated skin and skin structure infections and HABP and VABP caused by Gram-positive bacteria, including MRSA. We plan to market VIBATIV outside the U.S. through a network of partners. To date, we have secured partners for VIBATIV in the following geographies—Europe, Canada, Middle East, North Africa, Israel, Russia, China and India.

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

Supplemental New Drug Application (sNDA) for Concurrent Staphylococcus aureus Bacteremia

In September 2015, we announced that the Food and Drug Administration (“FDA”) accepted for filing our sNDA to expand the VIBATIV label to include concurrent Staphylococcus aureus bacteremia. The sNDA submission was based on the combined data from our previously conducted pivotal trials of VIBATIV in its two approved indications—cSSSI (ATLAS I and ATLAS II) and HABP/VABP (ATTAIN I and ATTAIN II). The trials were large, multi-center, multi-national, double-blind, randomized Phase 3 clinical studies enrolling and treating 3,370 adult patients, including a portion of patients with concurrent bacteremia. Importantly, these studies involved two of the largest cohorts of patients ever studied in these diseases and included one of the largest cohorts of patients with MRSA infections studied to date. In May 2016, we announced approval of our sNDA allowing for the addition of new clinical data to the VIBATIV label concerning concurrent bacteremia in cases of HABP/VABP and cSSSI. Separately, we are conducting a Phase 3 registrational study in patients with Staphylococcus aureus bacteremia.

Phase 3 Registrational Study in Staphylococcus aureus Bacteremia

As part of our effort to explore additional settings in which VIBATIV may offer patients therapeutic benefit, in February 2015, we initiated a Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. The 250-patient registrational study is a multi-center, randomized, open-label study designed to evaluate the non-inferiority of telavancin in treating Staphylococcus aureus bacteremia as compared to standard therapy. Key secondary outcome measures of the study include an assessment of the duration of bacteremia post-randomization and the incidence of development of metastatic complications, as compared to standard therapy. We expect to complete the study in 2017 or 2018.

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

Long-Acting Muscarinic Antagonist—Revefenacin (TD-4208)

Revefenacin is an investigational long acting muscarinic antagonist (“LAMA”) in development for the treatment of COPD. We believe that revefenacin may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates there is an enduring population of COPD patients in the U.S. that either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. Revefenacin has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of revefenacin, together with its physical characteristics, suggest that this LAMA could serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler products.

Phase 3 Study in COPD

In September 2015, we announced, with our partner Mylan Ireland Limited (“Mylan”), the initiation of the Phase 3 development program for revefenacin for the treatment of COPD. The Phase 3 development program, designed to support the registration of the product in the U.S., includes two replicate three-month efficacy studies and a single twelve-month safety study. The two efficacy studies will examine 2 doses (88 mcg and 175 mcg) of revefenacin inhalation solution administered once-daily via nebulizer in moderate to severe patients with COPD. The Phase 3 efficacy studies are replicate, randomized, double-blind, placebo-controlled, parallel-group trials designed to provide pivotal efficacy and safety data for once-daily revefenacin over a dosing period of 12 weeks, with a primary endpoint of trough forced expiratory volume in one second (FEV1) on day 85. The Phase 3 safety study is an open-label, active comparator study of 12 months duration. Together, the three studies will enroll approximately 2,300 patients. In February 2016, we announced the achievement of 50% enrollment in all three of the Phase 3 clinical studies for revefenacin. The achievement of 50% enrollment in the twelve-month safety study triggered a $15.0 million milestone payment to Theravance Biopharma by Mylan. We expect to complete the efficacy studies late-third quarter or early-fourth quarter of 2016, and the twelve-month safety study in 2017.  If the Phase 3 program is successful, our goal would be to submit a regulatory filing in the U.S. in late-2017.

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

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. As of December 31, 2015, we are eligible to receive from Mylan potential development and sales milestone payments totaling $220.0 million in the aggregate, with $175.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. We do not anticipate earning any new milestone payments from Mylan for the remainder of 2016.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a metered dose inhaler or dry powder inhaler (“MDI”/”DPI”), while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.

Oral Peripherally-Acting Mu Opioid Receptor Antagonist—Axelopran (TD-1211)

OIC Program

Axelopran is an investigational, once-daily, oral peripherally-active mu opioid receptor antagonist for opioid-induced constipation (“OIC”). The axelopran Phase 2 program demonstrated a clinically meaningful treatment effect in OIC patients compared to placebo. The goal for this program is to demonstrate the ability to normalize bowel function without impacting analgesia and improve a variety of GI symptoms associated with constipation, which could provide axelopran with a competitive advantage in the OIC market if demonstrated in Phase 3 studies and approved by regulatory authorities. We have developed a patient reported outcomes tool designed to measure patient symptoms which would be used in a Phase 3 registrational program and potentially generate data that could differentiate the product from the competition. We are currently refining our development and commercial strategy for axelopran.

Fixed Dose Combination

In December 2014, we completed a Phase 1 study to determine the relative bioavailability of OxyContin® (oxycodone) and axelopran after oral administration as a fixed dose combination (“FDC”) relative to the individual components administered together. The study examined a spray-coat application of axelopran to an opioid, OxyContin, to determine the effect of axelopran on OxyContin exposure. The study compared exposure of OxyContin alone, axelopran alone, OxyContin and axelopran administered as two separate tablets, and OxyContin spray-coated with axelopran in a FDC. Study results demonstrated that axelopran does not significantly alter systemic exposure to OxyContin when delivered as a FDC relative to when co-administered as individual tablets. A FDC of axelopran and an opioid could present an important market opportunity, as it has the potential to provide pain relief without constipation in a single abuse-deterrent pill for patients using opioids on a chronic basis.

Velusetrag

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag is being developed in collaboration with Alfa Wassermann S.p.A. (“Alfa Wassermann”) in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. In March 2015, we initiated a Phase 2b study of velusetrag for the treatment of patients with gastroparesis and other gastrointestinal motility disorders. The 200-patient study is a multi-center, double-blind, randomized, placebo-controlled, parallel-group trial which will explore the efficacy and safety of multiple doses of velusetrag in patients with diabetic or idiopathic gastroparesis. The twelve-week study will test three doses: 5, 15, and 30 mg administered once-daily. The primary endpoint will be the effect of velusetrag on symptoms in subjects with gastroparesis. The study will also evaluate the effect of velusetrag on gastric emptying, and the psychometric properties of the Gastroparesis Rating Scale, a daily patient-reported outcome measure. Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the bulk of the Phase 2b study is, funded by Alfa Wassermann.

NS5A Inhibitor—TD-6450

TD-6450 is an internally discovered multivalent NS5A inhibitor designed to have improved antiviral activity against GT-1 resistance-associated variants resistant to first generation NS5A inhibitors. TD-6450 has successfully completed Phase 1 studies in both healthy volunteers and hepatitis C virus (“HCV”) patients. In September 2015, we entered into a licensing agreement with Trek Therapeutics, PBC (“TREKtx”) (the “TREKtx Agreement”) granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of TD-6450 as a component in combination HCV products (the “HCV Products”). Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx’s Series A preferred stock and will be eligible to receive future royalties based on net sales of the HCV Products. In October 2015, TREKtx and we announced that TREKtx had initiated a Phase 2a clinical trial to evaluate faldaprevir, an HCV protease inhibitor, combined with TD-6450 and ribavirin in patients infected with HCV genotype 4.

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

Phase 1 Single Ascending Dose (SAD) Study

In March 2016, we completed a Phase 1 clinical study of our most advanced NEP inhibitor compound, TD-0714. The Phase 1 trial was a randomized, double-blind, placebo-controlled, single ascending dose study in healthy volunteers. The study was designed to assess the safety, tolerability and pharmacokinetics of TD-0714, as well as measure biomarker evidence of target engagement and the amount of the drug that is eliminated via the kidneys. Results from the SAD study of

TD-0714 demonstrate that the compound achieved maximal and sustained levels of target engagement for 24 hours after a single-dose, supporting the drug’s potential for once-daily dosing. Target engagement was measured by dose-related increases in the levels of cyclic GMP (cGMP, a well-precedented biomarker of NEP engagement). TD-0714 also demonstrated very low levels of renal elimination, as evidenced by intravenous microtracer testing technology, and a favorable safety and tolerability profile. These results met the Company’s target product profile and provide confidence for future efficacy studies of TD-0714 in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function. Theravance Biopharma is now conducting a Phase 1 multiple ascending dose (“MAD”) study of TD-0714 that is designed to supplement the findings of the SAD study and support the ongoing clinical development of the molecule. We expect to complete the MAD study in the second half of 2016.

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

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

In December 2015, we initiated a Phase 1 clinical study of TD-1473. The Phase 1 trial is a randomized, double-blind, placebo-controlled, single ascending dose and multiple ascending dose study in healthy subjects. The primary objective of the study will be evaluation of the safety and tolerability of single ascending doses and multiple ascending doses of TD-1473 in healthy subjects. A key secondary objective of the trial will be the characterization of pharmacokinetics related to TD-1473, which will help determine the amount of TD-1473 that enters systemic circulation following oral administration.  We expect to complete the Phase 1 trial in the second quarter of 2016.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Innoviva) relating to the GSK-Partnered Respiratory Programs consisting primarily of the Closed Triple program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in Theravance Respiratory Company, LLC (“TRC”). Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

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

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

GSK961081 (‘081), also known as batefenterol, is an investigational, single-molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity that was discovered by us when we were part of Innoviva. Innoviva and GSK are conducting two Phase 2 clinical trials for batefenterol and batefenterol/FF, which will enroll approximately 380 patients with COPD.

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

Theravance Respiratory Company, LLC

Prior to the June 1, 2014 separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma (the “Spin-Off”), Innoviva assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include the Closed Triple and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than the below, there have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

In the first quarter of 2016, the Compensation Committee of our Board of Directors approved the grant of 1,575,000 performance-contingent RSAs and 135,000 performance-contingent RSUs to senior management.  These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest.

Expense associated with these awards would be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions.  The maximum potential expense associated with the awards could be up to approximately $26.7 million (allocated as $11.4 million for research and development expense and $15.3 million for selling, general and administrative expense) if all of the performance conditions are achieved on time.  Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed each reporting period. As of March 31, 2016, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense related to these awards has been recognized.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Product sales	$3,311	$1,280	$2,031	159%
Revenue from collaborative arrangements	15,099	19,121	(4,022)	(21)
Total revenue	$18,410	$20,401	$(1,991)	(10)%

Revenue from product sales increased to $3.3 million for the three months ended March 31, 2016 compared to $1.3 million for the same period in 2015. The $2.0 million growth in product sales was due to an increase in the number of customer accounts and in sales volume. Both increases resulted primarily from the expansion of our sales infrastructure in the fourth quarter of 2015.

Revenue from collaborative arrangements decreased to $15.1 million for the three months ended March 31, 2016 compared to $19.1 million for the same period in 2015. The revenue in both periods was primarily attributed to our collaborative arrangement with Mylan that was established in January 2015. In the first quarter of 2015, we recognized $19.1 million of upfront payments related to the delivery of the license and technological know-how to Mylan, and in the first quarter of 2016, we recognized a $15.0 million milestone payment from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Costs of goods sold	$778	$371	$407	110%

Costs of goods sold was $0.8 million for the three months ended March 31, 2016 compared to $0.4 million for the same period in 2015. The increase was primarily due to the increase in sales of VIBATIV.

Research and Development

Our research and development (“R&D”) expenses consist primarily of employee-related costs, external costs, and various allocable expenses. We budget total R&D expenses on an internal department level basis, and we manage and report our R&D activities across the following four cost categories:

1)                                     Employee-related costs, which include salaries, wages and benefits;

2)                                     Share-based compensation, which includes expenses associated with our equity plans;

3)                                     External-related costs, which include clinical trial related expenses, other contract research fees, consulting fees, and contract manufacturing fees; and

4)                                     Facilities and other, which include laboratory and office supplies, depreciation and other allocated expenses, which include general and administrative support functions, insurance and general supplies.

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Employee-related	$10,518	$12,949	$(2,431)	(19)%
Share-based compensation	5,160	7,482	(2,322)	(31)
External-related	13,103	8,936	4,167	47
Facilities, depreciation and other allocated	6,897	6,652	245	4
Total Research & Development	$35,678	$36,019	$(341)	(1)%

R&D expenses decreased slightly by $0.3 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to decreases in employee-related costs and share-based compensation. The decrease in employee-related costs was primarily due to expense reimbursements from Mylan related to our revefenacin program, and the decrease in share-based compensation was primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011. These decreases were offset by an increase in external-related costs primarily driven by the progression of our key programs, such as our NEP and GI-JAK inhibitor programs.

Under certain of our collaborative arrangements we receive partial reimbursement of external costs and employee-related costs, which have been reflected as a reduction of R&D expenses of $32.4 million and $4.6 million for three months ended March 31, 2016 and 2015, respectively. The increase was primarily due to expense reimbursements received from Mylan’s related to the progression of our revefenacin program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Selling, general and administrative	$23,596	$21,748	$1,848	8%

Selling, general and administrative expenses increased to $23.6 million for three months ended March 31, 2016 compared to $21.7 million the same period in 2015. The $1.8 million increase was primarily due to the expansion of our internal sales and marketing organization supporting VIBATIV. The increase was partially offset by a decrease in share-based compensation expense primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(In thousands)	2016	2015	$	%
Provision for income taxes	$694	$4,948	$(4,254)	(86)%

Our effective tax rate for the three months ended March 31, 2016 was (1.7)%, which compares to an effective tax rate of (1.0)% for the year ended December 31, 2015. The provision for income taxes for all periods presented reflect primarily the U.S. federal taxes associated with the intercompany services that the Company’s U.S. subsidiary performs for the Company.  Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits. The provision for income taxes decreased to $0.7 million for the three months ended March 31, 2016 compared to $4.9 million for the same period in 2015 due to changes in our transfer pricing.

Liquidity and Capital Resources

We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV. In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. In 2015, we made additional investments in telavancin, our approved antibiotic. For example, in February 2015, we initiated a Phase 3 registrational study for bacteremia and a patient registry study. In addition, we increased the number of VIBATIV sales representatives and medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expansion of medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies.

Adequacy of cash resources to meet future needs

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months based on current operating plans and financial forecasts.

If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. In July 2015, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our debt securities, ordinary shares, and/or warrants was declared effective (the

“Form S-3”). Up to $50.0 million of the maximum aggregate offering price under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. (“ATM Agreement”), which would act as our sales agent and underwriter.

In October 2015, we entered into an Ordinary Share Purchase Agreement (the “Purchase Agreement”) with funds managed by Woodford Investment Management LLP for the registered direct offering of an aggregate of 3,859,649 of our ordinary shares, $0.00001 par value, at a purchase price of $14.25 per share. The shares were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission (“SEC”) on October 26, 2015, in connection with a takedown from our shelf registration statement on Form S-3. The closing of the transaction occurred on October 29, 2015 and the net offering proceeds were approximately $53.0 million.

On March 17, 2016, we commenced selling shares under the ATM Agreement, and through April 8, 2016, we sold approximately 770,000 shares of our ordinary shares at an average price of $19.53 per share, resulting in aggregate net proceeds of approximately $14.6 million. As favorable financing opportunities arise, we may seek to continue to raise capital under the ATM Agreement or through other debt or equity offerings to fund our operations. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

On March 17, 2016, GSK purchased 1,301,015 of our unregistered ordinary shares at a price of $17.70 per share pursuant to an Ordinary Share Purchase Agreement between the Company and GSK, dated as of March 14, 2016. The aggregate gross proceeds of the purchase were approximately $23.0 million and no underwriting discounts or commissions were paid in this transaction.

On May 4, 2016, we closed the sale of an aggregate of 5,479,750 of our ordinary shares, $0.00001 par value, at a public offering price of $21.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on April 28, 2016, in connection with a takedown from our shelf registration statement on Form S-3. We received net offering proceeds of approximately $107.7 million after deducting the underwriting discount and estimated offering expenses.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,
(In thousands)	2016	2015	Change
Net cash used in operating activities	$(26,309)	$(56,514)	$30,205
Net cash provided by investing activities	16,385	42,154	(25,769)
Net cash provided by financing activities	26,020	26,044	(24)

Cash flows used in operating activities

Net cash used in operating activities was $26.3 million for the three months ended March 31, 2016, consisting primarily of net loss of $42.2 million, adjusted for non-cash items such as $11.3 million for share-based compensation expense, and $3.8 million of net cash inflow related to changes in operating assets and liabilities. The $3.8 million net cash inflow related to changes in operating assets and liabilities was primarily attributable to a $7.5 million net decrease in prepaid and other current assets partially offset by a $3.7 million net decrease in accounts payables and accrued expenses for the three months ended March 31, 2015.

Net cash used in operating activities was $56.5 million for the comparable period in 2015, consisting primarily of net loss of $42.5 million, adjusted for non-cash items such as $15.6 million for share-based compensation expense, and $30.2 million of net cash outflow related to changes in operating assets and liabilities. The $30.2 million net cash outflow related to changes in operating assets and liabilities was primarily attributable to an increase in receivables from collaborative arrangements and a decrease in accounts payable and accrued expenses for the three months ended March 31, 2015.

Cash flows provided by investing activities

Net cash provided by investing activities was $16.4 million for the three months ended March 31, 2016, consisting of maturities of marketable securities of $17.1 million partially offset by purchases of property and equipment of $0.7 million.

Net cash provided by investing activities was $42.2 million for the comparable period in 2015, consisting primarily of purchases of marketable securities of $10.7 million and by maturities of marketable securities of $53.5 million.

Cash flows provided by financing activities

Net cash provided by financing activities was $26.0 million for the three months ended March 31, 2016, consisting primarily of $23.0 million related to the sale of ordinary shares to GSK and $5.0 million related to the sale of ordinary shares that were purchased by March 31, 2016 through our at-the-market offering program. The net proceeds were partially offset by $1.8 million related to the repurchase of shares to satisfy tax withholdings in connection with our equity compensation plans.

Net cash provided by financing activities was $26.0 million for the comparable period in 2015, consisting primarily of the sales of ordinary shares to Mylan for total net proceeds of $25.8 million.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2016.

In 2011, Innoviva granted special long-term retention and incentive restricted stock awards to members of senior management. The awards have dual triggers of vesting based upon the achievement of certain performance conditions over a six-year time frame from 2011 through December 31, 2016 and continued employment.

In May 2014, Innoviva’s Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering 12-month service-based vesting for a portion of the equity awards. The share-based compensation expense of $6.9 million associated with a portion of these awards after the modification was fully recognized as of June 30, 2015.

During the fourth quarter of 2014, we determined that it was probable that the performance conditions associated with the remaining Innoviva RSAs would be achieved. In addition, the remaining RSAs outstanding are entitled to the pro rata dividend distribution made by Innoviva on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Innoviva common stock. The RSAs and pro rata dividend were subject to a twelve-month service period, which commenced in February 2015 and was completed in February 2016. As a result, for the three months ended March 31, 2016, we recognized the remaining $1.0 million of the total share-based compensation expense of $9.5 million related to these remaining RSAs and pro rata dividends.

In the first quarter of 2016, our Compensation Committee approved the grant of 1,575,000 performance-contingent RSAs and 135,000 performance-contingent RSUs to senior management.  These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest.  Expense associated with these awards would be recognized during these years depending on the probability of meeting the performance conditions.  The maximum potential expense associated with the awards could be up to approximately $26.7 million (allocated as $11.4 million for research and development expense and $15.3 million for selling, general and administrative expense) if all of the performance conditions are achieved on time.  Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed each reporting period. As of March 31, 2016, we determined that the achievement of the requisite performance conditions was not probable and, as a result, no compensation expense related to these awards has been recognized.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 11, 2016.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of March 31, 2016 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First as part of Innoviva, Inc. (known as Theravance, Inc. prior to January 7, 2016), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three months ended March 31, 2016 and years ended December 31, 2015 and 2014, we recognized losses of $42.2 million, $182.2 million and $237.0 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin). In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We are also making additional investments in telavancin, our antibiotic that has been approved for certain difficult-to-treat infections. For example, in February 2015 we initiated a Phase 3 registrational study of televancin for bacteremia and a patient registry study. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expanded medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if, among other things:

•                  our earlier stage potential products move into later-stage clinical development, which is generally more expensive than early stage development;

•                  additional preclinical product candidates are selected for clinical development;

•                  we pursue clinical development of our potential or current products in new indications;

•                  we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or

•                  we acquire or in-license additional technologies, product candidates, products or businesses.

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

In the absence of substantial licensing payments, contingent payments or other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights, future revenues from VIBATIV and product candidates in development that receive regulatory approval or other sources of revenues, we will continue to incur operating losses and will require additional capital to execute our business strategy. The likelihood of reaching, and time required to reach, and then to sustain, profitability are highly uncertain. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will ever be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

If additional capital is not available, we may have to curtail or cease operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress any of our product candidates into later-stage development on our own, our capital needs would increase substantially. We also are making significant investments in telavancin, our approved antibiotic, which increases our operating expenses.  For example, in February 2015 we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, in 2015 we substantially increased the number of sales representatives and medical science liaisons supporting physician education on the proper usage of VIBATIV in the U.S. and at the end of 2015, we had approximately 50 sales representatives in the field.

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

•                  progress mid-to-late stage product candidates into later-stage development, if warranted;

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

•                  competing technological developments;

•                  the extent of our proprietary patent position in televancin and our product candidates;

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

We may seek to raise additional capital or obtain future funding through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it very difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may sequence pre-clinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. If we are unable to raise additional capital or obtain future funding in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition and cause the price of our securities to fall.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.

If we raise funds through the issuance of debt, convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, in connection with entering into a collaboration agreement with Mylan, Inc. (“Mylan”) for the development and commercialization of a nebulized formulation of our long-acting muscarinic antagonist (“LAMA”) revefenacin (TD-4208) in February 2015, Mylan made a $30.0 million equity investment in us by purchasing 1,585,790 newly issued ordinary shares, which issuance resulted in dilution of ownership to our shareholders. By way of further example, in October 2015, funds managed by Woodford Investment Management LLP (collectively, the “Woodford Funds”) made a $55.0 million equity investment in us by purchasing 3,859,649 newly issued ordinary shares, and in March 2016, GSK made an approximately $23.0 million equity investment in us by purchasing 1,301,015 newly issued ordinary shares, which issuances resulted in dilution of ownership to our shareholders. In addition, if we seek to raise funds and this becomes known publicly, the market price of our shares could decline upon the expectation of dilution, regardless of whether dilution actually occurs. In July 2015, our shelf registration statement on Form S 3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our debt securities, ordinary shares, and/or warrants was declared effective. Up to $50.0 million of the maximum aggregate offering price of $250.0 million under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. (“Cantor”). In October 2015, we used approximately $55 million of the available financing capacity under the registration statement in the foregoing sale of ordinary shares to the Woodford Funds, in March and April of 2016, we used approximately $15 million of the available financing capacity under the registration statement pursuant to our at-the-market offering program for sales of approximately 770,000 ordinary shares under the foregoing sales agreement with Cantor and in May of 2016, we used approximately $115 million of the available financing capacity under the registration statement pursuant to a public offering of 5,479,750 ordinary shares. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have collaborations with a number of third parties including Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfa Wassermann S.p.A. (“Alfa Wassermann”) for velusetrag, Clinigen Group plc (“Clinigen”) for VIBATIV for the European Union, and with other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs and we received non-marketable equity securities in connection with our September 2015 licensing agreement with Trek Therapeutics, PBC. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and axelopran (TD-1211) for opioid-induced constipation and to commercialize the product candidates in these programs if approved by the necessary regulatory authorities. We may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV in regions where it is not currently partnered. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates and could cause the price of our securities to fall.

We do not control TRC and, in particular, have no control over or access to non-public information about the respiratory programs that Innoviva partnered with GSK and assigned to TRC in connection with the Spin-Off (the “GSK-Partnered Respiratory Programs”).

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”). Our equity interest covers various drug programs including the Closed Triple combination of fluticasone furoate (FF)/umeclidinium (UMEC)/vilanterol (VI) (ICS/LAMA/LABA) and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in or access to non-public information about the development and commercialization of the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners.

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

VIBATIV may not be broadly accepted by physicians, patients, third-party payors, or the medical community in general, which would have a material, adverse effect on our business.

The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin (which accounts for a substantial majority of patient treatment days) and linezolid, both relatively inexpensive generic drugs that are manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. In addition, sales of a generic version of daptomycin could begin in 2016. If we are unable to demonstrate to physicians that, based on experience, clinical data, side effect profiles and other factors, VIBATIV is a preferred injectable treatment for treating the infections for which it is indicated, we may never generate significant revenue from VIBATIV. In that case we may in the future reassess the VIBATIV business and respond in a number of ways which could include, for example, reducing our investment in commercialization and development efforts or other actions, any of which could cause the price of our securities to fall. In addition, if we fail to meet expectations about our net sales of VIBATIV and our VIBATIV commercialization strategy, the price of our securities could fall. For example, we reduced our projected U.S. net sales target for VIBATIV for 2015 more than once.

The degree of market acceptance of VIBATIV, the rate of our VIBATIV sales and our ability to generate revenues through sales of VIBATIV depends on a number of factors, including, but not limited to:

•                  the experiences of physicians, patients and payors with the use of VIBATIV;

•                  the market price of VIBATIV relative to competing therapies;

•                  the timing, frequency and impact of price changes or changes to pricing programs;

•                  our customer mix;

•                  any adverse developments or perceived adverse developments with respect to whether the Pfizer Inc. (“Pfizer”) acquisition of Hospira Worldwide, Inc. (“Hospira”) may lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product;

•                  the advantages and disadvantages of VIBATIV compared to alternative therapies;

•                  our ability to educate the medical community about the appropriate circumstances for use of VIBATIV;

•                  the acceptance of VIBATIV onto formulary by hospitals and healthcare systems;

•                  our ability to attract, train and retain appropriate numbers of sales and marketing personnel in the U.S.;

•                  our ability to attract, train and retain medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV;

•                  the effectiveness of sales personnel in obtaining access to and educating adequate numbers of physicians about prescribing VIBATIV in appropriate clinical situations;

•                  the lack of complementary products to be offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  the reimbursement policies of government and third-party payors, including the amount of chargebacks and government rebates.

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

VIBATIV was returned by Astellas Pharma Inc. (“Astellas”), our former VIBATIV collaboration partner, in January 2012, and Astellas is entitled to a ten-year, 1% royalty on future net sales of VIBATIV. On August 14, 2013, we (at the time with Innoviva) announced the reintroduction of VIBATIV to the U.S. market with the commencement of shipments into the wholesaler channel and as of the end of 2015 we had approximately 50 VIBATIV sales representatives in the U.S. The risks of commercializing VIBATIV in the U.S. without a partner include:

•                  costs and expenses associated with creating an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, including third- party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue from VIBATIV for several years;

•                  our unproven ability to retain adequate numbers of effective sales and marketing personnel in the U.S.;

•                  our unproven ability to retain medical science liaisons in the U.S. supporting physician education on the proper usage of VIBATIV;

•                  the unproven ability of sales personnel to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV in appropriate clinical situations;

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  bearing the full costs of further U.S. development of telavancin.

If we are not successful in maintaining an internal sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure, distribution capability and the ability to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV in appropriate clinical situations, we will have difficulty commercializing VIBATIV in the U.S., which would adversely affect our business and financial condition and the price of our securities could fall. In the event we were to market, sell and distribute any additional products, we would face similar challenges and risks, which could adversely affect our business and financial condition and the price of our securities could fall.

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

Our ongoing drug discovery and development efforts might not generate additional successful product candidates or approvable drugs.

Our compounds in clinical trials and our future leads for potential drug compounds are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway. If our ongoing clinical studies for our current product candidates, such as the Phase 3 development program for revefenacin for the treatment of COPD and the earlier stage clinical studies for our gastrointestinal (GI)-targeted JAK inhibitor program or our NEP inhibitor program, are substantially delayed or fail to meet their designated end points we may not receive regulatory approval of any of these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

The FDA must approve any new medicine before it can be marketed and sold in the U.S. We will not obtain this approval for a product candidate unless and until the FDA approves a new drug application (“NDA”). We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. In addition, over the past decade, the FDA has implemented additional standards for approval of new drugs, including recommended advisory committee meetings for new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on use of such product.

In addition, in order to market our medicines in foreign jurisdictions, we, or our collaborative partners, must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more jurisdictions may make approval in other jurisdictions more difficult. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s review and approval of our and our collaborative partner’s product candidates, which would materially harm our business and financial condition and could cause the price of our securities to fall.

We rely on a single manufacturer for the Active Pharmaceutical Ingredient (“API”) for telavancin and a separate, single manufacturer for VIBATIV drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if its performance does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or finished drug product in a timely manner. Any inability to acquire sufficient quantities of API or finished drug product in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our obligations to our partners and the price of our securities could fall.

Our previous VIBATIV commercialization partner (at the time with Innoviva) failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. We currently have an agreement with Hospira to supply VIBATIV drug product, which was entered into May 2012. In June 2013, the FDA approved Hospira as a VIBATIV drug product manufacturer, and this agreement with Hospira has been assigned to us. Although we believe that Hospira will continue to be a reliable supplier of VIBATIV drug product, if it cannot perform or if its performance does not meet regulatory requirements, including maintaining cGMP compliance, and if commercial manufacture of VIBATIV drug product cannot be arranged elsewhere on a timely basis, the commercialization of VIBATIV will be adversely affected. In addition, Pfizer acquired Hospira in 2015 and we cannot predict whether the acquisition will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product. We are currently in discussions with Hospira to extend the term of our agreement, which is currently set to expire at the end of 2017.  Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation by Hospira (whether or not resulting from or related to the acquisition by Pfizer) would adversely affect the commercialization of VIBATIV and our obligations to our partners, which would adversely affect our business and financial condition and the price of our securities could fall.

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

We are subject to extensive and ongoing regulation, oversight and other requirements by the FDA with respect to VIBATIV and failure to comply with these regulations and requirements may subject us to penalties that may adversely affect our financial condition or our ability to commercialize VIBATIV.

With VIBATIV approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing. Prescription drug advertising and promotion are closely scrutinized by FDA, including substantiation of promotional claims, disclosure of risks and safety information, and the use of themes and imagery in advertising and promotional materials. As with all companies selling and marketing products regulated by the FDA in the U.S., we are prohibited from promoting any uses of VIBATIV that are outside the scope of use that has been expressly approved by FDA as safe and effective on the VIBATIV label. Furthermore, the U.S. labeling for VIBATIV contains a boxed warning. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings and FDA regulations prohibit the use of reminder advertising for VIBATIV. In addition, the VIBATIV labeling for hospital-acquired and ventilator associated bacterial pneumonia (“HABP/VABP”) in the U.S. and the European Union specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions add complexity to the marketing of VIBATIV.

The FDA has also required that we evaluate the safety of VIBATIV use during pregnancy by developing and maintaining a prospective, observational pregnancy exposure registry study conducted in the United States. This postmarketing study remains ongoing, and we are required to complete the study according to a timeframe agreed upon with FDA. The study’s original projected completion date is the end of 2019. In addition, the FDA has required that we comply with a risk evaluation and mitigation strategy (“REMS”) to inform healthcare providers and patients of key risks via a communication plan.  Healthcare providers periodically receive letters reminding them of the major potential risks associated with VIBATIV and patients receive a medication guide with each course of antibiotic use.  The healthcare provider letter is also available on the product website. The REMS stipulates that we make assessments of the efficacy of these educational efforts and provide reports to FDA at specified intervals.

In addition, the manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the U.S. or overseas or at a contract manufacturer’s facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) and other regulatory bodies with respect to VIBATIV, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

Regulatory approval for our product candidates, if any, may include similar or other limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies.

Any failure to maintain regulatory approval will limit our ability to commercialize VIBATIV or our product candidates and if we fail to comply with FDA regulations and requirements regarding VIBATIV or any of our product candidates, the FDA could potentially take a number of enforcement actions against us, including the issuance of untitled letters, warning letters, preventing the introduction or delivery of VIBATIV into interstate commerce in the United States, misbranding charges, product seizures, injunctions, and civil monetary penalties, which would materially and adversely affect our business and financial condition and may cause the price of our securities to fall.

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

We may face competition from companies seeking to market generic versions of VIBATIV.

For a discussion of the risk of generic competition to VIBATIV, please see the following risk factor below “If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.”

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned.

We have an exclusive development and commercialization agreement with Alfa Wassermann for velusetrag, our lead compound in the 5 HT4 program, covering the European Union, Russia, China, Mexico and certain other countries. In October 2012, we (at the time with Innoviva) also entered into a research collaboration and license agreement with Merck  & Co., Inc. (“Merck”) to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease, which Merck terminated in September 2013. We also have a commercialization agreement with Clinigen for VIBATIV in the European Union and certain other European countries (including Switzerland and Norway). In connection with these agreements, these parties have certain rights regarding the use of its patents and technology with respect to the compounds in our development programs, including development and marketing rights. The Alfa Wassermann and Clinigen agreements were assigned to us in the Spin Off. The Alfa Wassermann agreement provides research and development funding for the program under license. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they may terminate our partnership with them as Astellas did in January 2012 with its VIBATIV agreement and as Merck did in September 2013 with the cardiovascular disease collaboration. In either event, we may be unable to assume the development and commercialization of the product candidates covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote its own products and product candidates in preference to those licensed from us, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of March 31, 2016, GSK beneficially owned approximately 23.3% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Innoviva Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the European Union is approved, GSK’s diligent efforts obligations under the GSK-Innoviva Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Innoviva Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Innoviva Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Innoviva Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Innoviva Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value.  Although the actions GSK may take to acquire us are limited under our governance agreement with GSK (the “Governance Agreement”), this agreement will expire on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Innoviva Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Innoviva Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Innoviva Agreements, the master agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Innoviva Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

Agreements entered into with or for the benefit of GSK in connection with the Spin-Off may significantly restrict our business and affairs.

On March 3, 2014, in connection with the Spin-Off, we, Innoviva and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Innoviva and GSK entered into a three-way master agreement (the “Master Agreement”) that, among other things, requires GSK’s consent to make any changes to (A) the Separation and Distribution Agreement and ancillary agreements that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (B) the TRC Limited Liability Company Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC Limited Liability Company Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC Limited Liability Company Agreement. We and GSK also entered into (i) the Governance Agreement that, among other things, provides share purchase rights to GSK and exempts GSK from triggering our Rights Agreement until December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Innoviva under the GSK-Innoviva Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK’s interests may not be aligned with the interests of our business or our other shareholders.

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

The FDA, and equivalent authorities in other countries, enforces GCPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GCPs (or other equivalent regulations outside the United States), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or equivalent authorities in other countries, or we, the FDA, or equivalent authorities in other countries may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and the price of our securities could fall.

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

Pharmaceutical companies, including companies with which we collaborate, may invest heavily to quickly discover and develop or in-license novel compounds that could make our product candidates obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or equivalent regulatory approval outside the United States or discovering, developing and commercializing medicines before we do. Other companies are engaged in the discovery of medicines that would compete with the product candidates that we are developing.

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

Certain of our directors and executive officers hold shares of Innoviva’s common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. This ownership of Innoviva common stock by our officers and most of our directors may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Innoviva and for us. For example, potential or actual conflicts could arise relating to: our relationship with Innoviva, including Innoviva’s and our respective rights and obligations under agreements entered into in connection with the Spin-Off; Innoviva’s management of TRC, particularly given that we and Innoviva have different economic interests in TRC; and corporate opportunities that may be available to both companies in the future. Although we and Innoviva have implemented policies and procedures to identify and properly address such potential and actual conflicts of interest, there can be no assurance that, when such conflicts are resolved in accordance with applicable laws, such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Innoviva.

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

Our business and operations would suffer in the event of significant disruptions of information technology systems or security breaches.

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers are vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. Moreover, there can be no assurance that such security measures will prevent service interruptions or security breaches that could adversely affect our business.

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

Our historical financial information prior to the Spin-Off does not necessarily reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future financial position, future results of operations or future cash flows. This is primarily a result of the following factors:

•                  prior to the Spin-Off, our business was operated by Innoviva as part of its broader corporate organization rather than as a stand-alone company, and our business was able to leverage Innoviva’s financial resources and creditworthiness;

•                  prior to the Spin-Off, certain general administrative functions were performed by Innoviva for the combined entity. Our historical consolidated financial statements reflect allocations of costs for services shared with Innoviva. These allocations may differ from the costs we will incur for these services as an independent company;

•                  holding other factors constant, our cost of capital as a stand-alone company is likely higher on average than Innoviva’s cost of capital was as a combined business prior to the Spin-Off;

•                  following the Spin-Off, we are responsible for the additional costs associated with being an independent, public company, including costs related to corporate governance and listed and registered securities; and

•                  having separated from Innoviva, there is a risk that we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Innoviva.

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we became subject following the Spin-Off. If we are unable to achieve and maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. When and if we become a “large accelerated filer” and are no longer an “emerging growth company,” each as defined in the Exchange Act, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. These reporting and other obligations will place significant demands on our management and administrative and operational resources, including accounting resources.

In addition, we are currently replacing our existing enterprise resource planning (“ERP”) software system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. Such an implementation is complex and difficult and will require us to address a number of challenges including data conversion, system cutover and user training. As a result, it represents a major undertaking financially and from a management and personnel perspective. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns during the ERP implementation process, or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we do not effectively implement the ERP system as planned or if the system does not operate as intended, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results and the effectiveness of our internal control over financial reporting.

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

We have only been operating as a stand-alone entity since June 2, 2014 and therefore we have a limited operating history as an independent company upon which you can evaluate us. While our biopharmaceutical business has constituted a substantial part of the historic operations of Innoviva, we did not operate as a stand-alone company without the right to receive potential royalty revenue derived from Innoviva’s GSK-Partnered Respiratory Program (the “Royalty Business”) until the Spin-Off. As a new independent company, our ability to satisfy our obligations and achieve profitability will be primarily dependent upon the future performance of our biopharmaceutical business, and we do not rely upon the revenues, capital resources and cash flows of the Royalty Business remaining with Innoviva.

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

Under Section 7874 of the Code, a corporation created or organized outside the U.S. will be treated as a U.S. corporation for U.S. federal tax purposes if (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a U.S. corporation, (ii) the former shareholders of the acquired U.S. corporation hold at least 80% of the vote or value of the shares of the foreign acquiring corporation by reason of holding stock in the U.S. acquired corporation, and (iii) the foreign corporation’s “expanded affiliated group” does not have “substantial business activities” in the foreign corporation’s country of incorporation relative to its expanded affiliated group’s worldwide activities. For this purpose, “expanded affiliated group” generally means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the stock by vote and value, and “substantial business activities” generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located and derived, respectively, in the country of incorporation.

We do not expect to be treated as a U.S. corporation under Section 7874 of the Code, because we do not believe that the assets contributed to us by Innoviva constituted “substantially all” of the properties of Innoviva (as determined on both a gross and net fair market value basis). However, the Internal Revenue Service (“IRS”) may disagree with our conclusion on this point and assert that, in its view, the assets contributed to us by Innoviva did constitute “substantially all” of the properties of Innoviva. In addition, there could be legislative proposals to expand the scope of U.S. corporate tax residence and there could be changes to Section 7874 of the Code or the Treasury Regulations promulgated thereunder that could apply retroactively and could result in Theravance Biopharma being treated as a U.S. corporation.

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

We agreed to indemnify Innoviva from and after the Spin-Off with respect to (i) all debts, liabilities and obligations transferred to us in connection with the Spin-Off (including our failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off), (ii) any misstatement or omission of a material fact resulting in a misleading statement in our Information Statement distributed to Innoviva stockholders in connection with the Spin-Off and (iii) any breach by us of certain agreements entered into with Innoviva in connection with the Spin-Off (namely, the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement, and the Facility Sublease Agreement). We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Under the terms of the Separation and Distribution Agreement, Innoviva agreed to indemnify us from and after the Spin-Off with respect to (i) all debts, liabilities and obligations retained by Innoviva after the Spin-Off (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off) and (ii) any breach by Innoviva of the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement, and the Facility Sublease Agreement. Our and Innoviva’s ability to satisfy these indemnities, if called upon to do so, will depend upon our and Innoviva’s future financial strength. If we are required to indemnify Innoviva, or if we are not able to collect on indemnification rights from Innoviva, our business prospects and financial condition may be harmed.

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2016, we or one of our wholly-owned subsidiaries owned 426 issued United States patents and 1,585 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (ANDA) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug.  Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug.  Although we have multiple patents protecting VIBATIV until at least 2021 the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants could potentially submit “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product.  We have not received any such paragraph IV notifications but if any competitors successfully challenge our patents, we would face substantial competition.  If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

Litigation or third-party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on us and our partners not infringing the patents and proprietary rights of third parties. Third parties may assert that we or our partners are using their proprietary rights without authorization. There are third-party patents that may cover materials or methods for treatment related to our product candidates. At present, we are not aware of any patent infringement claims with merit that would adversely and materially affect our ability to develop our product candidates, but nevertheless the possibility of third-party allegations cannot be ruled out. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us or our partners may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense against these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect one or more of the following:

•                  our or our collaborators’ ability to set and collect a price we believe is reasonable for our product;

•                  our ability to generate revenues and achieve profitability; and

•                  the availability of capital.

The pricing and reimbursement environment for VIBATIV and any future products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of VIBATIV and other products we may bring to market, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing discount program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed below under the risk factor “— If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.” In particular, on February 1, 2016, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. We are evaluating the impact of these regulations on our business and operations. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level, as is permitted under the Healthcare Reform Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition.  Where Medicaid patients receive insurance coverage under any of the new options made available through the Healthcare Reform Act, manufacturers may be required to pay Medicaid rebates on drugs used under these circumstances, which could impact manufacturer revenues. In addition, the federal government has also announced delays in the implementation of key provisions of the Healthcare Reform Act. The implications of these delays for our sales, business and financial condition, if any, are not yet clear.

Moreover, legislative changes to the Healthcare Reform Act remain possible. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, were reduced by 2% under the sequestration (i.e., automatic spending reductions) as required by federal law, which requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The law caps the cuts to Medicare payments for items and services at 2% and this will continue to 2025. As long as these cuts remain in effect, they could adversely impact payment for VIBATIV and our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program.

Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the United States in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.

The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The Healthcare Reform Act also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price.  Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.

On February 1, 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016.  We are evaluating the impact of these regulations on our business and operations. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act and CMS’s final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.

The Healthcare Reform Act obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. Health Resources and Services Administration (“HRSA”) recently issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program. HRSA is expected to issue additional proposed regulations in 2016.  Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B.  Statutory or regulatory changes or CMS binding guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on potential demonstration projects undertaken by CMS or potential legislation enacted by Congress. For example, in March 2016, CMS proposed to conduct a demonstration project that would reduce the Medicare payment rates for most Part B drugs from average sales price plus 6% to average sales price plus 2.5% plus $16.80 per drug per day for approximately half of the country. CMS indicated that it intends to implement this project in 2016, followed by a second phase of the demonstration in 2017 that would apply “value-based purchasing” tools to make further adjustments to payment rates. A final decision on this proposal is expected later this year.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B drug discount program.

We are liable for errors associated with our submission of pricing data.  In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information.  If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied.  Our failure to submit the required price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late beyond the due date.  Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

CMS and the OIG have pursued manufacturers that were alleged to have failed to report these data to the government in a timely manner.  Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.  We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the VA, Department of Defense, Public Health Service, and Coast Guard and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make VIBATIV available for procurement on an FSS contract and charge a price that is no higher than the statutory Federal Ceiling Price (“FCP”).  The FCP is based on the non-federal average manufacturer price (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.  These obligations also contain extensive disclosure and certification requirements.

Under Section 703 of the National Defense Authorization Act for FY 2008, we are also required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare Retail Pharmacy network to Tricare beneficiaries.  The rebates are calculated as the difference between the annual Non-FAMP and FCP.  If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations.  Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business.

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security).  In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information.  Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.  In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”).  Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

EU member states and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Switzerland has adopted similar restrictions. Data protection authorities from the different EU member states may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the U.S., a recent decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it is no longer possible to rely on safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. On February 29, 2016, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-U.S. “Privacy Shield”. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its recent ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. However, the Privacy Shield is still not yet in effect. Related details are currently under review by the EU’s Article 29 Working Party, an independent body established by the European Commission to provide guidance on the implementation of the EU Data Protection legislation. The Working Party is expected to render a non-binding opinion within the next few months. Taking that opinion into account, the European Commission is then expected to formally vote on the adequacy of the Privacy Shield program, at which point it will take effect. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation which, it is anticipated, will be officially adopted in mid-2016, will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation, which will be applicable two years after the date of its publication in the Official Journal for the European Union, will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians, distributors and third-party payors play a primary role in the distribution, recommendation and prescription of any pharmaceutical product for which we obtain marketing approval.  Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•                  The federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid.  The term “remuneration” has been broadly interpreted to include anything of value.  The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry.  The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it.  There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly.  Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances.  We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.  Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.

•                  The federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government.  In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product.  Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses.  In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement.  Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.  Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

•                  HIPAA, among other things, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.  HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.

•                  The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, imposes annual reporting requirements on certain manufacturers of drugs, devices, or biologics for payments and other transfers of value by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians.  A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.”  Manufacturers must submit reports by the 90th day of each calendar year.

•                  Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.  Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states.  Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers.  In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

•                  Similar restrictions imposed on the promotion and marketing of medicinal products in the EU and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our any international distribution partners could have implications for us.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that we or our partners may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we do or expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

Our business and operations, including the use of hazardous and biological materials may result in liabilities with respect to environmental, health and safety matters.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products, including hazardous waste. Federal, state and local laws and regulations govern the use, manufacture, management, storage, handling and disposal of hazardous materials and wastes. We may incur significant additional costs or liabilities to comply with, or for violations of, these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. Further, in the event of a release of or exposure to hazardous materials, including at the sites we currently or formerly operate or at sites such as landfills where we send wastes for disposal, we could be held liable for cleanup costs or damages or subject to other costs or penalties and such liability could exceed our resources.  We do not have any insurance for liabilities arising from hazardous materials or under environmental laws. Compliance with or liability under applicable environmental laws and regulations or with respect to hazardous materials may be expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, which could cause the price of our securities to fall.

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

•                  any further adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV, including whether Pfizer’s acquisition of Hospira in 2015 will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product;

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

•                  announcements with respect to governmental or private insurer reimbursement policies;

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

Based on our review of publicly available filings, as of March 31, 2016 GSK beneficially owned approximately 23.3% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 7.4% of our outstanding ordinary shares. Based on our review of publicly available filings, as of March 31, 2016 our three largest shareholders other than GSK collectively owned approximately 33.5% of our outstanding ordinary shares. GSK also has a right to maintain its percentage ownership in our company under the Governance Agreement, including by participating in offerings of our ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

Certain provisions in our constitutional documents may discourage our acquisition by a third- party, which could limit your opportunity to sell shares at a premium.

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

We have been advised by our Cayman Islands legal counsel, Maples and Calder, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Theravance Biopharma judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Theravance Biopharma predicated upon the civil liability provisions of the securities laws of the United States or any State, on the grounds that such provisions are penal in nature. However, in the case of laws that are not penal in nature, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands’ judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands’ court, including the Grand Court of the Cayman Islands, may stay proceedings if concurrent proceedings are being brought elsewhere, which would delay proceedings and make it more difficult for our shareholders to bring action against us.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1	Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 14, 2016	X

10.2+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	X

10.3+	Offer Letter with Sharath Hegde May 12, 2014	X

10.4+	Offer Letter with Ken Pitzer September 15, 2014	X

10.5+	Offer Letter with Phil Worboys September 9, 2014	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 135	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

+                                         Management contract or compensatory plan or arrangement.

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

Theravance Biopharma, Inc.

Date: May 10, 2016	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2016	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1	Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 14, 2016	X

10.2+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	X

10.3+	Offer Letter with Sharath Hegde May 12, 2014	X

10.4+	Offer Letter with Ken Pitzer September 15, 2014	X

10.5+	Offer Letter with Phil Worboys September 9, 2014	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 135	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

+                                         Management contract or compensatory plan or arrangement.

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