Form 10-Q
period 2016-06-30
Theravance Biopharma, Inc.
filed 2016-08-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, the number of the registrant’s outstanding ordinary shares was 47,851,848.

THERAVANCE BIOPHARMA, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$148,363	$112,707
Short-term marketable securities	101,316	59,727
Accounts receivable, net of allowances of $1,238 and $758 at June 30, 2016 and December 31, 2015, respectively	1,856	1,922
Receivables from collaborative arrangements	35,080	35,232
Prepaid taxes	3,150	12,764
Other prepaid and current assets	3,550	5,115
Inventories	9,810	10,005
Total current assets	303,125	237,472
Property and equipment, net	8,811	9,873
Long-term marketable securities	52,316	42,860
Other investments	8,000	8,000
Restricted cash	833	833
Other assets	1,403	1,078
Total assets	$374,488	$300,116

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,412	$18,804
Accrued personnel-related expenses	9,020	10,866
Accrued clinical and development expenses	22,650	14,709
Other accrued liabilities	4,913	4,947
Deferred revenue	662	144
Total current liabilities	44,657	49,470
Deferred rent	4,369	4,598
Other long-term liabilities	3,878	2,983

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at June 30, 2016 and December 31, 2015; 47,853 and 37,981 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	732,334	564,691
Accumulated other comprehensive income (loss)	181	(70)
Accumulated deficit	(410,931)	(321,556)
Total shareholders’ equity	321,584	243,065

Total liabilities and shareholders’ equity	$374,488	$300,116

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product sales	$5,359	$2,124	$8,670	$3,404
Revenue from collaborative arrangements	112	5,010	15,211	24,131
Total revenue	5,471	7,134	23,881	27,535

Costs and expenses:
Cost of goods sold	638	505	1,416	875
Research and development (1)	32,069	30,377	67,748	66,396
Selling, general and administrative (1)	20,261	21,545	43,857	43,293
Total costs and expenses	52,968	52,427	113,021	110,564
Loss from operations	(47,497)	(45,293)	(89,140)	(83,029)
Interest and other income	308	204	495	414
Loss before income taxes	(47,189)	(45,089)	(88,645)	(82,615)
Provision for income taxes	36	2,514	730	7,463
Net loss	$(47,225)	$(47,603)	$(89,375)	$(90,078)

Net loss per share:
Basic and diluted net loss per share	$(1.06)	$(1.42)	$(2.16)	$(2.71)
Shares used to compute basic and diluted net loss per share	44,407	33,532	41,366	33,183

Net unrealized gain (loss) on available-for-sale investments	55	(7)	251	107
Total comprehensive loss	$(47,170)	$(47,610)	$(89,124)	$(89,971)

(1) Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Research and development	$4,959	$6,817	$10,119	$14,299
Selling, general and administrative	4,945	7,845	11,115	15,989
Total share-based compensation expense	$9,904	$14,662	$21,234	$30,288

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015

Operating activities
Net loss	$(89,375)	$(90,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,153	1,572
Share-based compensation	21,234	30,289
Inventory write-down	119	79
Excess tax benefits from share-based compensation	—	(240)
Changes in operating assets and liabilities:
Accounts receivable	66	(516)
Receivables from collaborative arrangements	152	(23,647)
Prepaid taxes	9,614	(3,024)
Other prepaid and current assets	1,566	(1,286)
Inventories	157	359
Other assets	711	(511)
Accounts payable	(10,757)	(3,770)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	5,732	(13,208)
Deferred rent	(229)	(255)
Deferred revenue	905	385
Other long-term liabilities	508	723
Net cash used in operating activities	(58,444)	(103,128)

Investing activities
Purchases of property and equipment	(1,322)	(1,367)
Purchases of marketable securities	(91,382)	(11,059)
Maturities of marketable securities	40,514	95,879
Net cash (used in) provided by investing activities	(52,190)	83,453

Financing activities
Net proceeds from sale of ordinary shares	145,224	27,310
Proceeds from ESPP purchases	1,944	—
Proceeds from option exercise	1,346	—
Excess tax benefits from share-based compensation	—	240
Repurchase of shares to satisfy tax withholding	(2,224)	—
Net cash provided by financing activities	146,290	27,550

Net increase in cash and cash equivalents	35,656	7,875
Cash and cash equivalents at beginning of period	112,707	89,215

Cash and cash equivalents at end of period	$148,363	$97,090

Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(9,488)	$7,273

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

Basis of Presentation

The Company’s condensed consolidated financial information as of June 30, 2016, and the three and six months ended June 30, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2015 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

Significant Accounting Policies

There have been no material revisions in our significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-19’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. ASU 2014-09 was initially to be effective for interim and annual reporting periods beginning after December 15, 2016.  In August 2015, the FASB issued ASU 2015-14 which delays the effective date of ASU 2014-09 by one year and allows for early adoption as of the original effective date.  In March 2016, the FASB issued ASU 2016-08 which clarifies certain principal versus agent considerations under Topic 606.  In April 2016, the FASB issued ASU 2016-10 which clarifies Topic 606’s implementation guidance on identifying performance obligations in a contract and determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time).  In May 2016, the FASB issued ASU 2016-12 which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard’s contract criteria.

The effective dates of ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the new effective date of ASU 2014-09 which is for all interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted as of the original effective date of ASU 2014-09.  We currently do not anticipate an early adoption of the new revenue standards, and we are currently evaluating the impact that the adoption of the new revenue standards will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the potential impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”).  With respect to Revenue Recognition (Topic 605), ASU 2016-11 rescinds various standards codified as part of Revenue Recognition (Topic 605) in relation to the future adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. ASU 2016-11 was effective immediately upon issuance and will be adopted when we adopt ASU 2014-09. We are currently evaluating the impact that the adoption of ASU 2016-11, specific to Topic 605, will have on our consolidated financial statements and related disclosures. We do not believe ASU 2016-11, specific to Topic 815, will have any material impact on our consolidated financial statements and related disclosures.

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

For the three and six months ended June 30, 2016 and 2015, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Share issuances under equity incentive plan and ESPP	3,310	6,684	3,417	4,404
Restricted shares	1,488	260	1,488	260
	4,798	6,944	4,905	4,664

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized the following revenues from our collaborative arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Mylan	$25	$25	$15,051	$19,124
R-Pharm	18	2,009	27	2,031
SciClone Pharmaceuticals	2	2,950	4	2,950
Other	67	26	129	26
Total revenue from collaborative arrangements	$112	$5,010	$15,211	$24,131

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

In the first quarter of 2015, upfront payments totaling $19.2 million from Mylan were allocated to the license and committee participation deliverables based on the relative selling price method. The $19.2 million consisted of the initial payment of $15.0 million in cash and the $4.2 million premium related to the equity investment, which represents the difference between the closing price on January 30, 2015 and the issued price of $18.918 per share. For the six months ended June 30, 2015, we recognized $19.1 million in revenue from the Mylan collaborative arrangement related primarily to the license and technological know-how delivered in the first quarter of 2015.

For the three months ended June 30, 2016, we recognized $25,000 for the amortization of previously deferred revenue.  For the six months ended June 30, 2016, we recognized $15.1 million in revenue, primarily related to the $15.0 million milestone payment received from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study.

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement (the “Takeda Agreement”) with Millennium Pharmaceuticals, Inc. (“Millennium”), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist.  Prior to the Takeda Agreement, the Company has developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance (“EFI”) to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received U.S. Food and Drug Administration (“FDA”) Fast Track Designation.  Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502) (collectively with Millennium, “Takeda”). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954.  We will receive an upfront cash payment of $15 million and will be eligible to receive success based development, regulatory and sales milestone payments by Takeda. The first $110 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications.  We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

The transactions contemplated by the Takeda Agreement closed in the third quarter, following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”).  Upon closing and the subsequent transfer of the license and technical know-how, we have the right to receive an upfront payment of $15 million.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Mylan	$25,971	$11,610	$57,144	$15,742
Alfa Wassermann	2,601	367	3,786	789
SciClone	98	—	98	—
R-Pharm	12	277	25	277
Total reduction to R&D expense	$28,682	$12,254	$61,053	$16,808

4. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities include:

	Fair Value
	Hierarchy	Estimated Fair Value
(In thousands)	Level	June 30, 2016	December 31, 2015
U.S. government securities	Level 1	$52,227	$47,043
U.S. government agency securities	Level 2	44,381	31,465
Corporate notes	Level 2	24,173	19,089
Commercial paper	Level 2	91,927	4,990
Marketable securities (including commercial paper classified as cash equivalents)		212,708	102,587
Money market funds	Level 1	71,273	69,126
Total		$283,981	$171,713

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Net unrealized gains and losses were $0.2 million at June 30, 2016 and immaterial at December 31, 2015.

At June 30, 2016, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately eight months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three and six months ended June 30, 2016.

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at June 30, 2016 were temporary in nature. All marketable securities with unrealized losses at June 30, 2016 have been in a loss position for less than twelve months.

At June 30, 2016, our accumulated other comprehensive income (loss) on our condensed consolidated balance sheets consisted of net unrealized gains on available-for-sale investments. During the three and six months ended June 30, 2016, we did not sell any of our marketable securities. Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral.

5. Inventories

Inventory consists of the following:

(In thousands)	June 30, 2016	December 31, 2015
Raw materials	$5,811	$6,869
Work-in-process	1,838	—
Finished goods	2,161	3,136
Total inventories	$9,810	$10,005

6. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Research and development	$4,959	$6,817	$10,119	$14,299
Selling, general and administrative	4,945	7,845	11,115	15,989
Total share-based compensation expense	$9,904	$14,662	$21,234	$30,288

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance contingent restricted share units (“RSUs”) to senior management.  These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest.

Expense associated with these awards would be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions.  Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed at each reporting period.

In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes is treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards is still considered improbable of achievement. As a result of the modification, there is a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the award did not change, the remeasurement of the awards results in a higher potential compensation charge for the awards because our share price had increased since the original measurement date.  The revised maximum potential expense associated with the awards could be up to approximately $38.9 million (allocated as $16.7 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved.  In the second quarter of 2016, we recognized $0.7 million in share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche of these awards were considered to be probable of vesting. As of June 30, 2016, we determined that the remaining second and third tranches were improbable of vesting and, as a result, no compensation expense related to these tranches has been recognized for the quarter.

7. Income Taxes

The income tax provision was $36,000 and $0.7 million for the three and six months ended June 30, 2016, respectively, although we incurred operating losses on a consolidated basis. The provision for income tax was primarily due to uncertain tax positions taken with respect to transfer pricing.  No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.  At June 30, 2016, our deferred tax assets were offset in full by a valuation allowance.

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

We engaged in sales of our ordinary shares under the ATM Agreement from March 17, 2016 to April 8, 2016. During this period, we sold approximately 770,000 shares at an average market price of $19.53 per share, resulting in aggregate net proceeds after offering costs of approximately $14.3 million. For the three and six months ended June 30, 2016, we sold approximately 490,000 and 770,000 shares, respectively.

Public Offering of Ordinary Shares

On May 4, 2016, we closed the sale of an aggregate of 5,479,750 of our ordinary shares, $0.00001 par value, at a public offering price of $21.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on April 28, 2016, in connection with a takedown from our shelf registration statement on Form S-3. We received net offering proceeds of approximately $107.9 million after deducting the underwriting discount and estimated offering expenses.

9. Commitments and Contingencies

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2016.

10. Subsequent Events

Takeda Collaborative Arrangement

The transactions contemplated by the Takeda Agreement closed in the third quarter, following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”).  Upon closing and the subsequent transfer of the license and technical know-how, we have the right to receive an upfront payment of $15 million.

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

We plan to market VIBATIV outside the U.S. through a network of partners. To date, we have secured partners for VIBATIV in the following geographies—Canada, Middle East, North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen Group (“Clinigen”) reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the European Union to Theravance Biopharma.  Both companies are collaborating to transition the EU-focused commercial rights and activities for VIBATIV to ensure the product remains accessible to physicians and patients. Theravance Biopharma is in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU.

Supplemental New Drug Application (sNDA) for Concurrent Staphylococcus aureus Bacteremia

In May 2016, we announced approval of our sNDA by the Food and Drug Administration (“FDA”) allowing for the addition of new clinical data to the VIBATIV label concerning concurrent bacteremia in cases of HABP/VABP and cSSSI. The sNDA submission was based on the combined data from our previously conducted pivotal trials of VIBATIV in its two approved indications—cSSSI (ATLAS I and ATLAS II) and HABP/VABP (ATTAIN I and ATTAIN II). The trials were large, multi-center, multi-national, double-blind, randomized Phase 3 clinical studies enrolling and treating 3,370 adult patients, including a portion of patients with concurrent bacteremia. Importantly, these studies involved two of the largest cohorts of patients ever studied in these diseases and included one of the largest cohorts of patients with MRSA infections studied to date. Separately, we are conducting a Phase 3 registrational study in patients with Staphylococcus aureus bacteremia.

Phase 3 Registrational Study in Staphylococcus aureus Bacteremia

As part of our effort to explore additional settings in which VIBATIV may offer patients therapeutic benefit, in February 2015, we initiated a Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. The 250-patient registrational study is a multi-center, randomized, open-label study designed to evaluate the non-inferiority of telavancin in treating Staphylococcus aureus bacteremia as compared to standard therapy. Key secondary outcome measures of the study include an assessment of the duration of bacteremia post-randomization and the incidence of development of metastatic complications, as compared to standard therapy. We expect to complete the study in 2018.

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

Phase 3 Study in COPD

In September 2015, we announced, with our partner Mylan, the initiation of the Phase 3 development program for revefenacin for the treatment of COPD. The Phase 3 development program, designed to support the registration of the product in the U.S., includes two replicate three-month efficacy studies and a single twelve-month safety study. The two efficacy studies will examine 2 doses (88 mcg and 175 mcg) of revefenacin inhalation solution administered once-daily via nebulizer in patients with moderate to severe COPD. The Phase 3 efficacy studies are replicate, randomized, double-blind, placebo-controlled, parallel-group trials designed to provide pivotal efficacy and safety data for once-daily revefenacin over a dosing period of 12 weeks, with a primary endpoint of trough forced expiratory volume in one second (FEV1) on day 85. The Phase 3 safety study is an open-label, active comparator study of 12 months duration. Together, the three studies will enroll approximately 2,300 patients. In February 2016, we announced the achievement of 50% enrollment in all three of the Phase 3 clinical studies for revefenacin. The achievement of 50% enrollment in the twelve-month safety study triggered a $15.0 million milestone payment to Theravance Biopharma by Mylan.  In June 2016, we completed enrollment for all three studies. We expect to complete the efficacy studies early-fourth quarter of 2016, and the twelve-month safety study in 2017.  If the Phase 3 program is successful, our goal would be to submit a regulatory filing in the U.S. in late-2017.

Oral Peripherally-Acting Mu Opioid Receptor Antagonist—Axelopran (TD-1211)

OIC Program

Axelopran is an investigational, once-daily, oral peripherally-active mu opioid receptor antagonist for opioid- induced constipation (“OIC”). The axelopran Phase 2 program demonstrated a clinically meaningful treatment effect in OIC patients compared to placebo. The goal for this program is to demonstrate the ability to normalize bowel function without impacting analgesia and improve a variety of GI symptoms associated with constipation, which could provide axelopran with a competitive advantage in the OIC market if demonstrated in Phase 3 studies and approved by regulatory authorities. We have developed a patient reported outcomes tool designed to measure patient symptoms which would be used in a Phase 3 registrational program and potentially generate data that could differentiate the product from the competition. We are currently refining our development and commercial strategy for axelopran.

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

Velusetrag

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag is being developed in collaboration with Alfa Wassermann S.p.A. (“Alfa Wassermann”) in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. In March 2015, we initiated a Phase 2b study of velusetrag for the treatment of patients with gastroparesis and other gastrointestinal motility disorders. The 200-patient study is a multi-center, double-blind, randomized, placebo-controlled, parallel-group trial which will explore the efficacy and safety of multiple doses of velusetrag in patients with diabetic or idiopathic gastroparesis. The twelve-week study will test three doses: 5, 15, and 30 mg administered once-daily. The primary endpoint will be the effect of velusetrag on symptoms in subjects with gastroparesis. The study will also evaluate the effect of velusetrag on gastric emptying, and the psychometric properties of the Gastroparesis Rating Scale, a daily patient-reported outcome measure. We currently expect to complete the Phase 2b study in 2017. Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the bulk of the Phase 2b study is, funded by Alfa Wassermann.

NS5A Inhibitor—TD-6450

TD-6450 is an internally discovered multivalent NS5A inhibitor designed to have improved antiviral activity against GT-1 resistance-associated variants resistant to first generation NS5A inhibitors. TD-6450 has successfully completed Phase 1 studies in both healthy volunteers and hepatitis C virus (“HCV”) patients. In September 2015, we entered into a licensing agreement with Trek Therapeutics, PBC (“TREKtx”) (the “TREKtx Agreement”) granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of TD-6450 as a component in combination HCV products (the “HCV Products”). Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx’s Series A preferred stock and will be eligible to receive future royalties based on net sales of the HCV Products. In October 2015, TREKtx and we announced that TREKtx had initiated a Phase 2a clinical trial to evaluate faldaprevir (“FDV”), an HCV protease inhibitor, combined with TD-6450 and ribavirin (“RBV”) in patients infected with HCV genotype 4. In June 2016, TREKtx announced interim results from its Phase 2a study evaluating FDV plus TD-6450 and RBV in patients will HCV genotype 4, as well as, the initiation of a second Phase 2a study of FDV and TD-6450, with and without RBV in patients with HCV genotype 1.

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

Gastrointestinal (GI)-Targeted Pan-Janus Kinase (JAK) Inhibitor Program

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis and psoriasis.  However, these products are known to have side effects based on their systemic exposure. This mechanism has previously demonstrated therapeutic benefit for patients with ulcerative colitis. Currently available treatments for ulcerative colitis have systemic safety liabilities and limited efficacy. Our goal is to develop an orally administered GI-targeted pan-JAK inhibitor designed to distribute adequately and predominantly to the tissues of the GI tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of inflammatory intestinal disease including ulcerative colitis.

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

In June 2016, we completed a Phase 1 clinical study of TD-1473, an internally-discovered JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes. The primary objective of the study was to evaluate the safety and tolerability of single ascending and multiple ascending doses of TD-1473 in healthy volunteers. A key secondary objective of the trial was to characterize the pharmacokinetics of TD-1473, to determine the amount of TD-1473 that entered systemic circulation following oral administration. Data from the study demonstrated TD-1473 to be generally well tolerated. Study results also demonstrated that systemic exposures of TD-1473 were low relative to that reported for tofacitinib, a JAK inhibitor currently in development for ulcerative colitis. At steady state, the plasma exposures of TD-1473 at daily doses of 30 mg and 100 mg were approximately 75-fold and 15-fold lower, respectively, as compared to the plasma exposure of tofacitinib at twice daily doses of 10 mg.

Furthermore, subjects exhibited high stool concentrations of TD-1473, which were comparable to concentrations associated with efficacy in preclinical colitis models. Preclinical studies also demonstrated penetration of TD-1473 into the intestinal wall and membrane. The data generated from the study met our target pharmacokinetic profile and support progression into a Phase 1b trial in ulcerative colitis patients later this year, with data expected in 2017.

Previously announced findings from a preclinical model of colitis evaluating TD-1473 and tofacitinib demonstrated that both compounds significantly reduced disease activity scores. However, at doses providing similar preclinical efficacy, the systemic exposure of TD-1473 was much lower than that of tofacitinib and TD-1473 did not reduce systemic immune cell counts, in contrast to tofacitinib. Based on these preclinical findings, we believe that TD-1473 represents a potential breakthrough approach to treating ulcerative colitis without the risk generally associated with systemically active therapies.

Selective 5-HT4 Agonist (TD-8954)

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement (the “Takeda Agreement”) with Millennium Pharmaceuticals, Inc., a Delaware corporation (“Millennium”), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist.  Prior to the Takeda Agreement, the Company has developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance (“EFI”) to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received U.S. Food and Drug Administration (“FDA”) Fast Track Designation.  Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock Exchange (collectively with Millennium, “Takeda”). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954.  We will receive an upfront cash payment of $15 million and will be eligible to receive success based development, regulatory and sales milestone payments by Takeda. The first $110 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

The transactions contemplated by the Takeda Agreement closed in the third quarter, following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”).  Upon closing and the subsequent transfer of the license and technical know-how, we have the right to receive an upfront payment of $15 million.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Innoviva) relating to certain of the respiratory programs that Innoviva partnered with GSK and assigned to Theravance Respiratory Company, LLC (“TRC”) in connection with the Spin-Off (the “GSK-Partnered Respiratory Programs”) consisting primarily of the Closed Triple program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

“Closed Triple” or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

The Closed Triple program seeks to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. If the Closed Triple is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties are upward-tiering from 6.5% to 10%. Previously, Innoviva and GSK announced the initiation of two global pivotal Phase 3 studies of the Closed Triple.  The IMPACT study, which will enroll approximately 10,000 COPD patients, was initiated in July 2014.  The IMPACT study will assess whether the Closed Triple can reduce the rate of moderate and severe exacerbations compared with two approved once-daily COPD treatments, RELVAR® ELLIPTA®/BREO® ELLIPTA® (FF/VI), an ICS/LABA combination, and ANORO® ELLIPTA® (UMEC/VI), a LAMA/LABA combination. The IMPACT study is ongoing and is expected to read out in 2017. The FULFIL study, which enrolled approximately 1,800 COPD patients was initiated in February 2015.  In June 2016, GSK and Innoviva disclosed positive top-line results from the FULFIL study, in which data demonstrated superiority of the Closed Triple as compared to twice-daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health-related quality of life in COPD patients. Also in June 2016, GSK and Innoviva announced plans to accelerate the timeline for filing the New Drug Application (NDA) in the U.S. for the Closed Triple from first half 2018 to end of 2016.  In June 2016, GSK and Innoviva confirmed previously communicated plans to file an EU regulatory submission by the end of 2016.

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

In the first quarter of 2016, the Compensation Committee of the Company’s Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance contingent restricted share units (“RSUs”) to senior management.  These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest.

Expense associated with these awards would be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions.  Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed at each reporting period.

In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes is treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards is still considered improbable of achievement. As a result of the modification, there is a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the award did not change, the remeasurement of the awards results in a higher potential compensation charge for the awards because our share price had increased since the original measurement date.  The revised maximum potential expense associated with the awards could be up to approximately $38.9 million (allocated as $16.7 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved.  In the second quarter of 2016, we recognized $0.7 million in share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche of these awards were considered to be probable of vesting. As of June 30, 2016, we determined that the remaining second and third tranches were improbable of vesting and, as a result, no compensation expense related to these tranches has been recognized for the quarter.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Product sales	$5,359	$2,124	$3,235	152%	$8,670	$3,404	$5,266	155%
Revenue from collaborative arrangements	112	5,010	(4,898)	(98)	15,211	24,131	(8,920)	(37)
Total revenue	$5,471	$7,134	$(1,663)	(23)%	$23,881	$27,535	$(3,654)	(13)%

Revenue from product sales increased by $3.2 million and $5.3 million for the three months and six months ended June 30, 2016, respectively, compared to the same periods in 2015.  Both increases resulted primarily from the expansion of our VIBATIV sales infrastructure that was completed in the fourth quarter of 2015.

Revenue from collaborative arrangements decreased by $4.9 million for the three months ended June 30, 2016 compared to the same period in 2015. The decrease was attributed to a $2.95 million upfront payment from a new collaboration arrangement with SciClone Pharmaceutical International Holding Ltd. (“SciClone”) and a $2.0 million VIBATIV development milestone payment from R-Pharm both recorded in the second quarter of 2015.

Revenue from collaborative arrangements decreased by $8.9 million for the six months ended June 30, 2016 compared to the same period in 2015.  For the six months ended June 30, 2016, we recognized a $15.0 million milestone payment from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study. Comparatively for the same period in 2015, we recognized $19.1 million of upfront payments related to the delivery of the license and technological know-how to Mylan and $4.95 million related to the SciClone upfront and R-Pharm milestone payments described above.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Cost of goods sold	$638	$505	$133	26%	$1,416	$875	$541	62%

Costs of goods sold increased by by $0.1 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase was due to $0.2 million in royalty payments related to the increase in VIBATIV sales and a $0.1 million charge for the write-down of short-dated VIBATIV inventory. These increases were partially offset by a $0.2 million decrease in cost of goods sold due to the sale of VIBATIV vials that were previously written off.

Costs of goods sold increased by $0.5 million for the six months ended June 30, 2016 compared to the same period in 2015. The increase was primarily attributed to the increase in the sales of VIBATIV, including a $0.2 million increase in royalty payments.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Employee-related	$8,881	$10,016	$(1,135)	(11)%	$19,400	$22,965	$(3,565)	(16)%
Share-based compensation	4,959	6,817	(1,858)	(27)	10,119	14,299	(4,180)	(29)
External-related	11,510	6,879	4,631	67	24,613	15,815	8,798	56
Facilities, depreciation and other allocated	6,719	6,665	54	1	13,616	13,317	299	2
Total research and development expenses	$32,069	$30,377	$1,692	6%	$67,748	$66,396	$1,352	2%

R&D expenses increased by $1.7 million for the three months ended June 30, 2016 compared to the same period in 2015.  The increase was attributed to a $4.6 million increase in external-related costs that was primarily driven by costs associated with the progression of our priority programs.  This increase was offset by decreases in our employee-related and share-based compensation expenses of $1.1 million and $1.9 million, respectively, primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2012 and 2011.

R&D expenses increased by $1.4 million for the six months ended June 30, 2016 compared to the same period in 2015.  The increase was attributed to an $8.8 million increase in external-related costs that was primarily driven by costs associated with the progression of our priority programs. This increase was offset by decreases in our employee-related and share-based compensation expenses of $3.6 million and $4.2 million, respectively, primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2012 and 2011.

Under certain of our collaborative arrangements we receive partial reimbursement of external costs and employee-related costs, which have been reflected as a reduction of R&D expenses of $28.7 million and $61.1 million for three and six months ended June 30, 2016, respectively, and $12.3 million and $16.8 million for the three and six months ended June 30, 2015, respectively. The increases were primarily due to expense reimbursements received from Mylan related to the progression of our revefenacin program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Selling, general and administrative	$20,261	$21,545	$(1,284)	(6)%	$43,857	$43,293	$564	1%

Selling, general and administrative expenses decreased by $1.3 million for three months ended June 30, 2016 compared to the same period in 2015. The $1.3 million decrease was primarily due to a $2.9 million decrease in share-based compensation expense primarily due to costs incurred in the second quarter of 2015 associated with long-term retention and incentive awards granted to certain employees in 2012 and 2011. The decrease was partially offset by a $1.5 million increase related to the expansion of our internal sales and marketing organization supporting VIBATIV.

Selling, general and administrative expenses increased by $0.6 million for six months ended June 30, 2016 compared to the same period in 2015. The $0.6 million increase was primarily attributed to a $4.6 million increase related to the expansion of our internal sales and marketing organization supporting VIBATIV and a $0.8 million increase related to consulting services.  These increases were partially offset by a $4.9 million decrease in share-based compensation expense primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2012 and 2011.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Provision for income taxes	$36	$2,514	$(2,478)	(99)%	$730	$7,463	$(6,733)	(90)%

Our effective tax rate for the six months ended June 30, 2016 was approximately (1.0)% which was consistent with the effective tax rate for the year ended December 31, 2015. The provision for income taxes for all periods presented reflect primarily the U.S. federal taxes associated with the intercompany services that the Company’s U.S. subsidiary performs for the Company.  Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing. The provision for income taxes decreased to $36,000 and $0.7 million for the three and six months ended June 30, 2016, respectively, compared to $2.5 million and $7.4 million for the respective periods in 2015 due to changes in our transfer pricing.

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

In July 2015, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our debt securities, ordinary shares, and/or warrants was declared effective (the “Form S-3”). Up to $50.0 million of the maximum aggregate offering price under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. (“ATM Agreement”), which acts as our sales agent and underwriter under the agreement.

In October 2015, we entered into an Ordinary Share Purchase Agreement (the “Purchase Agreement”) with funds managed by Woodford Investment Management LLP for the registered direct offering of an aggregate of 3,859,649 of our ordinary shares at a purchase price of $14.25 per share. The shares were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission (“SEC”) on October 26, 2015, in connection with a takedown from our shelf registration statement on Form S-3. The closing of the transaction occurred on October 29, 2015 and the net offering proceeds were approximately $53.0 million.

On March 17, 2016, GSK purchased 1,301,015 of our unregistered ordinary shares at a price of $17.70 per share pursuant to an Ordinary Share Purchase Agreement between the Company and GSK, dated as of March 14, 2016. The aggregate gross proceeds of the purchase were approximately $23.0 million and no underwriting discounts or commissions were paid in this transaction.

We commenced selling ordinary shares under the ATM Agreement from March 17, 2016.  As of April 8, 2016, we sold approximately 770,000 of our ordinary shares at an average market price of $19.53 per share, resulting in aggregate net proceeds after offering costs of approximately $14.3 million. As favorable financing opportunities arise, we may seek to continue to raise capital under the ATM Agreement or through other debt or equity offerings to fund our operations. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

On May 4, 2016, we closed the sale of an aggregate of 5,479,750 of our ordinary shares at a public offering price of $21.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on April 28, 2016, in connection with a takedown from our shelf registration statement on Form S-3. We received net offering proceeds of approximately $107.9 million after deducting the underwriting discount and estimated offering expenses.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Six Months Ended June 30,
(In thousands)	2016	2015	Change
Net cash used in operating activities	$(58,444)	$(103,128)	$44,684
Net cash (used in) provided by investing activities	(52,190)	83,453	(135,643)
Net cash provided by financing activities	146,290	27,550	118,740

Cash flows used in operating activities

Net cash used in operating activities was $58.4 million for the six months ended June 30, 2016, consisting primarily of net loss of $89.4 million, adjusted for non-cash items such as $21.2 million for share-based compensation expense, and $8.4 million of net cash inflow related to changes in operating assets and liabilities. The $8.4 million net cash inflow related to changes in operating assets and liabilities was primarily attributable to $9.6 million in net tax refunds during the six months period ended June 30, 2016.

Net cash used in operating activities was $103.1 million for the comparable period in 2015, consisting primarily of net loss of $90.1 million, adjusted for non-cash items such as $30.3 million for share-based compensation expense, and $44.8 million of net cash outflow related to changes in operating assets and liabilities. The $44.8 million net cash outflow related to changes in operating assets and liabilities was primarily attributable to an increase in receivables from collaborative arrangements of $23.6 million and increases in accounts payable and accrued expenses of $17.0 million for the six months ended June 30, 2015.

Cash flows (used in) provided by investing activities

Net cash used in investing activities was $52.2 million for the six months ended June 30, 2016, consisting of outflows related to net purchases and maturities of marketable securities of $50.9 million and by purchases of property and equipment of $1.3 million.

Net cash provided by investing activities was $83.5 million for the comparable period in 2015, consisting of inflows related to net purchases and maturities of marketable securities of $84.8 million and by purchases of property and equipment of $1.4 million.

Cash flows provided by financing activities

Net cash provided by financing activities was $146.3 million for the six months ended June 30, 2016, consisting primarily of $107.9 million related to the sale of ordinary shares through our public equity offering, $23.0 million related to the sale of ordinary shares to GSK, and $14.3 million through our at-the-market offering program.

Net cash provided by financing activities was $27.6 million for the comparable period in 2015, consisting primarily of the sales of ordinary shares to Mylan for total net proceeds of $25.8 million.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2016.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2016 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

During the second quarter of 2016, we implemented a new enterprise resource planning (“ERP”) system. The new ERP system was designed and implemented, in part, to enhance the overall system of internal controls over financial reporting through further automation and integration of business processes. In connection with the ERP implementation, we updated the processes that constitute our internal control over financial reporting, as necessary, to accommodate related changes to our accounting procedures and business processes.

Other than the ERP implementation, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First as part of Innoviva, Inc. (known as Theravance, Inc. prior to January 7, 2016), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the six months ended June 30, 2016 and years ended December 31, 2015 and 2014, we recognized losses of $89.4 million, $182.2 million and $237.0 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin). In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We are also making additional investments in telavancin, our antibiotic that has been approved for certain difficult-to-treat infections. For example, in February 2015 we initiated a Phase 3 registrational study of telavancin for bacteremia and a patient registry study. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the creation of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expanded medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress any of our product candidates into later-stage development on our own, our capital needs would increase substantially. We also are making significant investments in telavancin, our approved antibiotic, which increases our operating expenses.  For example, in February 2015 we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, in 2015 we substantially increased the number of sales representatives and medical science liaisons supporting physician education on the proper usage of VIBATIV in the U.S. and at the end of 2015 we had approximately 50 sales representatives in the field.

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

•                  competing technological developments;

•                  the extent of our proprietary patent position in telavancin and our product candidates;

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

We may seek to raise additional capital or obtain future funding through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may sequence pre-clinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. If we are unable to raise additional capital or obtain future funding in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition and cause the price of our securities to fall.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.

If we raise funds through the issuance of debt, convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, in connection with entering into a collaboration agreement with Mylan, Inc. (“Mylan”) for the development and commercialization of a nebulized formulation of our long-acting muscarinic antagonist (“LAMA”) revefenacin (TD-4208) in February 2015, Mylan made a $30.0 million equity investment in us by purchasing 1,585,790 newly issued ordinary shares, which issuance resulted in dilution of ownership to our shareholders. By way of further example, in October 2015, funds managed by Woodford Investment Management LLP (collectively, the “Woodford Funds”) made a $55.0 million equity investment in us by purchasing 3,859,649 newly issued ordinary shares, and in March 2016, GSK made an approximately $23.0 million equity investment in us by purchasing 1,301,015 newly issued ordinary shares, which issuances resulted in dilution of ownership to our shareholders. In addition, if we seek to raise funds and this becomes known publicly, the market price of our shares could decline upon the expectation of dilution, regardless of whether dilution actually occurs. In July 2015, our shelf registration statement on Form S-3 for the potential offering, issuance and sale by us of up to a maximum aggregate offering price of $250.0 million of our debt securities, ordinary shares, and/or warrants was declared effective. Up to $50.0 million of the maximum aggregate offering price of $250.0 million under the registration statement may be issued and sold pursuant to an at-the-market offering program for sales of our ordinary shares under a sales agreement with Cantor Fitzgerald & Co. (“Cantor”). In October 2015, we used approximately $55 million of the available financing capacity under the registration statement in the foregoing sale of ordinary shares to the Woodford Funds, in March and April of 2016, we used approximately $15 million of the available financing capacity under the registration statement pursuant to our at-the-market offering program for sales of approximately 770,000 ordinary shares under the foregoing sales agreement with Cantor, and in May of 2016, we used approximately $115 million of the available financing capacity under the registration statement pursuant to a public offering of 5,479,750 ordinary shares. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have collaborations with a number of third parties including Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfa Wassermann S.p.A. (“Alfa Wassermann”) for velusetrag, Takeda for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs and we received non-marketable equity securities in connection with our September 2015 licensing agreement with Trek Therapeutics, PBC. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and axelopran (TD-1211) for opioid-induced constipation and to commercialize the product candidates in these programs if approved by the necessary regulatory authorities. We may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV. Collaborations with third parties regarding these programs or our other programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates and could cause the price of our securities to fall.

We do not control TRC and, in particular, have no control over or access to non-public information about the GSK-Partnered Respiratory Programs.

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”). Our equity interest covers various drug programs including the Closed Triple combination of fluticasone furoate (FF)/umeclidinium (UMEC)/vilanterol (VI) (ICS/LAMA/LABA) and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization of the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners.

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

We have no access to confidential information regarding the progress of, or plans for, the GSK-Partnered Respiratory Programs, including the Closed Triple program and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our economic interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including the Closed Triple program and MABA program, encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

•                  GSK deciding to delay or halt development of any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including the Closed Triple, GSK961081 (‘081), the lead compound in the MABA program (‘081/FF);

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

•                  our customer mix;

•                  any adverse developments or perceived adverse developments with respect to Hospira, Inc. (now a subsidiary of Pfizer, Inc.) (“Hospira”) which may adversely impact our single source of supply for VIBATIV drug product;

•                  any developments with, or comments by, the FDA or other regulatory agencies with respect to the manufacture, use or sale of VIBATIV;

•                  our ability to complete our ongoing Phase 3 registrational study for use of telavancin in the treatment of patients with Staphylococcus aureus bacteremia, the timing of any such completion, and the results of this study;

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

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us and we currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs only through approximately December 2016. Currently we anticipate receipt of additional manufactured drug product supply during the third quarter of 2016 and plan to manufacture additional drug product. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product by Hospira (whether or not resulting from the inability to release lots already manufactured or the inability to manufacture additional lots, or otherwise) would adversely affect the commercialization of VIBATIV and our obligations to our partners, and the price of our securities could fall.  Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners and the price of our securities could fall.

Our previous VIBATIV commercialization partner (at the time with Innoviva) failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. We currently have an agreement with Hospira to supply VIBATIV drug product, which was entered into May 2012. In June 2013, the FDA approved Hospira as a VIBATIV drug product manufacturer. Pfizer acquired Hospira in 2015 and we cannot predict whether the acquisition will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product. We are currently in discussions with Hospira to extend the term of our agreement, which expires at the end of 2017. If we are unable to extend our supply relationship with Hospira, we would need to arrange for the advance manufacture and purchase of drug product in order to manage the transition to a new supplier and such advance manufacturing and purchasing entails significant uncertainties, including the risk of purchasing excess or insufficient quantities relative to our future needs and the possible expiration of excess inventories.  Any difficulties in continuing or transitioning our single source suppliers would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners and the price of our securities could fall.

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

                                                With VIBATIV approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing. Prescription drug advertising and promotion are closely scrutinized by FDA, including substantiation of promotional claims, disclosure of risks and safety information, and the use themes and imagery in advertising and promotional materials. As with all companies selling and marketing products regulated by the FDA in the U.S., we are prohibited from promoting any uses of VIBATIV that are outside the scope of use that has been expressly approved by FDA as safe and effective on the VIBATIV label.

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

The FDA has also required that we evaluate the safety of VIBATIV use during pregnancy by developing and maintaining a prospective, observational pregnancy exposure registry study conducted in the United States. This postmarketing study remains ongoing and will continue through the end of 2019. In addition, the FDA has required that we comply with a risk evaluation and mitigation strategy (“REMS”) to inform healthcare providers and patients of key risks via a communication plan.  Healthcare providers periodically receive letters reminding them of the major potential risks associated with VIBATIV and patients receive a medication guide with each course of antibiotic use.  The healthcare provider letter is also available on the product website. The REMS stipulates that we make assessments of the efficacy of these educational efforts and provide reports to FDA at specified intervals.

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

We have an exclusive development and commercialization agreement with Alfa Wassermann for velusetrag, our lead compound in the 5 HT4 program, covering the European Union, Russia, China, Mexico and certain other countries. In October 2012, we (at the time with Innoviva) also entered into a research collaboration and license agreement with Merck  & Co., Inc. (“Merck”) to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease, which Merck terminated in September 2013. We also have commercialization agreements with various partners for the commercialization of VIBATIV outside of the United States, including Canada, Middle East, North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the European Union to Theravance Biopharma. The Alfa Wassermann and Clinigen agreements were assigned to us in the Spin-Off. The Alfa Wassermann agreement provides research and development funding for the program under license. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist.  Under the terms of the Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954.  The closing of the transactions contemplated by the Agreement is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). In connection with these agreements, these parties have certain rights regarding the use of its patents and technology with respect to the compounds in our development programs, including development and marketing rights.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they or we may terminate our partnership with them as Astellas did in January 2012 with its VIBATIV agreement, as Merck did in September 2013 with the cardiovascular disease collaboration and as we and Clinigen did in August 2016 with the commercialization agreement for VIBATIV in the European Union and certain other European countries. In either event, we may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of June 30, 2016, GSK beneficially owned approximately 20.2% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Innoviva Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the European Union is approved, GSK’s diligent efforts obligations under the GSK-Innoviva Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Innoviva Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Innoviva Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Innoviva Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Innoviva Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value.  Although the actions GSK may take to acquire us are limited under our governance agreement with GSK (the “Governance Agreement”), this agreement will expire on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Innoviva Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Innoviva Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Innoviva Agreements, the master agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Innoviva Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory shareholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). Therefore, the information that we intend to provide shareholders for as long as we continue to be an emerging growth company will be different than what is available with respect to some other public companies. We cannot predict if investors will find our ordinary shares less attractive because we rely on these exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and our share price may be more volatile.

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

In addition, during the second quarter of 2016, we implemented a new enterprise resource planning (“ERP”) system and continue to make modifications and enhancements to the ERP system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. Such an implementation is complex and difficult and requires us to address a number of challenges including data conversion, system cutover and user training. As a result, it represents a major undertaking financially and from a management and personnel perspective. Our business and results of operations may be adversely affected if we experience operating problems and/or cost overruns relating to the ERP implementation (including subsequent modifications and enhancements), or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we encounter problems with the ERP system (including all modifications and enhancements) as implemented or if the system does not operate as intended, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results and the effectiveness of our internal control over financial reporting.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2016, we or one of our wholly-owned subsidiaries owned 423 issued United States patents and 1,571 granted foreign patents, as well as additional pending United

States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The Healthcare Reform Act obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (“HRSA”) has issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities, as well as proposed omnibus guidance that addresses many aspects of the 340B program. HRSA is expected to issue additional proposed regulations in 2016.  Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the VA, Department of Defense, Public Health Service, and Coast Guard and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make VIBATIV available for procurement on an FSS contract and charge a price that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula.  The FCP keys off of a calculated price point called the  “non-federal average manufacturer price” (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.  The FSS contract also contains extensive disclosure and certification requirements.

Under Section 703 of the National Defense Authorization Act for FY 2008, we are required to pay quarterly rebates on utilization of innovator products that are dispensed through the Tricare network pharmacies to Tricare beneficiaries.  The rebates are calculated as the difference between the annual Non-FAMP and FCP.  If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations.  Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

EU member states and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Switzerland has adopted similar restrictions. Data protection authorities from the different EU member states may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the U.S., a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. U.S. companies will be able to certify to the U.S. Department of Commerce their compliance with the privacy principles of the Privacy Shield starting on August 1, 2016. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation entered into force on May 24, 2016 and will apply from May 25, 2018. The Regulation will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

•                  The federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government.  In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product.  Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements.  Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses.  In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.  False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement.  As a result of a recent interim final rule issued by the Department of Justice (DOJ), the penalties assessed after August 1, 2016 for violations occurring after November 2, 2015 will increase to per claim or statement penalties of $10,781 to $21,563. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.  Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

•                  any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

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

Based on our review of publicly available filings, as of June 30, 2016 GSK beneficially owned approximately 20.2% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.7% of our outstanding ordinary shares. Based on our review of publicly available filings, as of June 30, 2016 our three largest shareholders other than GSK collectively owned approximately 29.0% of our outstanding ordinary shares. GSK also has a right to maintain its percentage ownership in our company under the Governance Agreement, including by participating in offerings of our ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

Certain provisions in our constitutional documents may discourage our acquisition by a third-party, which could limit your opportunity to sell shares at a premium.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	X

10.2	Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 135	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

*                                         Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Biopharma, Inc.’s application for confidential treatment.

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

Theravance Biopharma, Inc.

Date: August 8, 2016	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2016	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	X

10.2	Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 135	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

*                                         Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Biopharma, Inc.’s application for confidential treatment.

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