Form 10-Q
period 2016-09-30
Theravance Biopharma, Inc.
filed 2016-11-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, the number of the registrant’s outstanding ordinary shares was 51,942,489.

THERAVANCE BIOPHARMA, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$86,572	$112,707
Short-term marketable securities	143,910	59,727
Accounts receivable, net of allowances of $1,422 and $758 at September 30, 2016 and December 31, 2015, respectively	873	1,922
Receivables from collaborative arrangements	22,713	35,232
Prepaid taxes	3,168	12,764
Other prepaid and current assets	4,319	5,115
Inventories	12,480	10,005
Total current assets	274,035	237,472
Property and equipment, net	8,832	9,873
Long-term marketable securities	58,769	42,860
Other investments	8,000	8,000
Restricted cash	833	833
Other assets	5,820	1,078
Total assets	$356,289	$300,116

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,351	$18,804
Accrued personnel-related expenses	11,887	10,866
Accrued clinical and development expenses	23,859	14,709
Other accrued liabilities	4,095	4,947
Deferred revenue	218	144
Total current liabilities	45,410	49,470
Deferred rent	4,159	4,598
Other long-term liabilities	8,847	2,983

Commitments and contingencies (Note 9)

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at September 30, 2016 and December 31, 2015; 48,092 and 37,981 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Additional paid-in capital	742,726	564,691
Accumulated other comprehensive income (loss)	39	(70)
Accumulated deficit	(444,892)	(321,556)
Total shareholders’ equity	297,873	243,065

Total liabilities and shareholders’ equity	$356,289	$300,116

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product sales	$3,901	$2,312	$12,571	$5,716
Revenue from collaborative arrangements	15,174	8,386	30,385	32,517
Total revenue	19,075	10,698	42,956	38,233

Costs and expenses:
Cost of goods sold	332	581	1,748	1,456
Research and development (1)	31,951	30,367	99,698	96,763
Selling, general and administrative (1)	20,286	22,845	64,143	66,139
Total costs and expenses	52,569	53,793	165,589	164,358
Loss from operations	(33,494)	(43,095)	(122,633)	(126,125)
Interest and other income	344	104	839	518
Loss before income taxes	(33,150)	(42,991)	(121,794)	(125,607)
Provision for income taxes	812	4,323	1,542	11,786
Net loss	$(33,962)	$(47,314)	$(123,336)	$(137,393)

Net loss per share:
Basic and diluted net loss per share	$(0.73)	$(1.40)	$(2.86)	$(4.12)
Shares used to compute basic and diluted net loss per share	46,470	33,689	43,080	33,353

Net unrealized gain (loss) on available-for-sale investments	(142)	19	109	125
Total comprehensive loss	$(34,104)	$(47,295)	$(123,227)	$(137,268)

(1) Amounts include share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Research and development	$4,933	$6,035	$15,052	$20,334
Selling, general and administrative	4,962	6,216	16,077	22,205
Total share-based compensation expense	$9,895	$12,251	$31,129	$42,539

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2015

Operating activities
Net loss	$(123,336)	$(137,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,944	2,292
Share-based compensation	31,129	42,539
Inventory write-down	119	79
Excess tax benefits from share-based compensation	—	(206)
Non-cash revenue from collaboration arrangements	—	(8,000)
Changes in operating assets and liabilities:
Accounts receivable	1,049	(494)
Receivables from collaborative arrangements	12,519	(17,800)
Prepaid taxes	9,596	(3,118)
Other prepaid and current assets	796	(503)
Inventories	(1,838)	118
Other assets	(3,705)	(415)
Accounts payable	(12,838)	(3,489)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	8,190	(9,927)
Deferred rent	(439)	(404)
Income taxes payable	—	1,305
Deferred revenue	482	222
Other long-term liabilities	5,456	83
Net cash used in operating activities	(70,876)	(135,111)

Investing activities
Purchases of property, equipment, and capitalized software	(1,735)	(2,041)
Purchases of marketable securities	(168,559)	(11,059)
Maturities of marketable securities	68,264	158,642
Net cash (used in) provided by investing activities	(102,030)	145,542

Financing activities
Net proceeds from sale of ordinary shares	145,241	27,262
Proceeds from ESPP purchases	1,944	—
Proceeds from option exercise	2,436	—
Excess tax benefits from share-based compensation	—	206
Repurchase of shares to satisfy tax withholding	(2,850)	—
Net cash provided by financing activities	146,771	27,468

Net (decrease) increase in cash and cash equivalents	(26,135)	37,899
Cash and cash equivalents at beginning of period	112,707	89,215

Cash and cash equivalents at end of period	$86,572	$127,114

Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(9,488)	$10,392

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

Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Our neprilysin (“NEP”) inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop intestinally restricted pan-Janus kinases (“JAK”) inhibitors for the treatment of a range of inflammatory intestinal diseases.

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

Basis of Presentation

Our condensed consolidated financial information as of September 30, 2016, and the three and nine months ended September 30, 2016 and 2015 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2015 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718) (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the potential impact of ASU 2016-09.  However, we do not believe that the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) (“ASU 2016-11”).  With respect to Revenue Recognition (Topic 605), ASU 2016-11 rescinds various standards codified as part of Revenue Recognition (Topic 605) in relation to the future adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. ASU 2016-11 was effective immediately upon issuance and will be adopted when we adopt ASU 2014-09. We are currently evaluating the impact that the adoption of ASU 2016-11, specific to Topic 605, will have on our consolidated financial statements and related disclosures. We do not believe ASU 2016-11, specific to Topic 815, will have a material impact on our consolidated financial statements and related disclosures.

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

For the three and nine months ended September 30, 2016 and 2015, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Share issuances under equity incentive plan and ESPP	3,603	6,653	3,491	6,324
Restricted shares	41	234	41	234
	3,644	6,887	3,532	6,558

In addition, there were 1,440,000 shares that are subject to performance-based vesting criteria which have been excluded from the common equivalent shares table above for the three and nine month periods ended September 30, 2016.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized the following revenues from our collaborative arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Mylan	$25	$25	$15,076	$19,149
Takeda Pharmaceuticals	15,075	—	15,075	—
SciClone Pharmaceuticals	2	2	6	2,952
R-Pharm	9	9	35	2,040
Trek Therapeutics	—	8,000	—	8,000
Other	63	350	193	376
Total revenue from collaborative arrangements	$15,174	$8,386	$30,385	$32,517

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

In the first quarter of 2015, upfront payments totaling $19.2 million from Mylan were allocated to the license and committee participation deliverables based on the relative selling price method. The $19.2 million consisted of the initial payment of $15.0 million in cash and the $4.2 million premium related to the equity investment, which represents the difference between the closing price on January 30, 2015 and the issued price of $18.918 per share. For the nine months ended September 30, 2015, we recognized $19.1 million in revenue from the Mylan collaborative arrangement related primarily to the license and technological know-how delivered in the first quarter of 2015.

For the three months ended September 30, 2016, we recognized $25,000 for the amortization of previously deferred revenue.  For the nine months ended September 30, 2016, we recognized $15.1 million in revenue, primarily related to the $15.0 million milestone payment received from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study.

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement (the “Takeda Agreement”) with Millennium Pharmaceuticals, Inc. (“Millennium”), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist.  Prior to the Takeda Agreement, the Company has developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance (“EFI”) to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received U.S. Food and Drug Administration (“FDA”) Fast Track Designation.  Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502) (collectively with Millennium, “Takeda”). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954.  We received an upfront cash payment of $15 million and will be eligible to receive success based development, regulatory and sales milestone payments by Takeda. The first $110 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications.  We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

The transactions contemplated by the Takeda Agreement closed in the third quarter, following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”).  Upon closing and the subsequent transfer of the license, technical know-how and related pharmaceutical materials, we recognized $15.1 million in revenue for the three months ended September 30, 2016.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Mylan	$18,638	$10,128	$75,782	$25,869
Alfa Wassermann	2,607	704	6,393	1,493
SciClone	—	—	98	—
R-Pharm	17	130	42	407
Total reduction to R&D expense	$21,262	$10,962	$82,315	$27,769

4. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities include:

	Fair Value
	Hierarchy	Estimated Fair Value
(In thousands)	Level	September 30, 2016	December 31, 2015
U.S. government securities	Level 1	$42,125	$47,043
U.S. government agency securities	Level 2	73,957	31,465
Corporate notes	Level 2	58,971	19,089
Commercial paper	Level 2	27,626	4,990
Marketable securities		202,679	102,587
Money market funds	Level 1	67,841	69,126
Total		$270,520	$171,713

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Net unrealized gains and losses were immaterial at September 30, 2016 and December 31, 2015.

At September 30, 2016, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately nine months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three and nine months ended September 30, 2016.

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at September 30, 2016 were temporary in nature. All marketable securities with unrealized losses at September 30, 2016 have been in a loss position for less than twelve months.

At September 30, 2016, our accumulated other comprehensive income (loss) on our condensed consolidated balance sheets consisted of net unrealized gains on available-for-sale investments. During the three and nine months ended September 30, 2016, we did not sell any of our marketable securities.

Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral.

5. Inventories

Inventory consists of the following:

	September 30,	December 31,
(In thousands)	2016	2015
Raw materials	$7,292	$6,869
Work-in-process	837	—
Finished goods	4,351	3,136
Total inventories	$12,480	$10,005

6. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Research and development	$4,933	$6,035	$15,052	$20,334
Selling, general and administrative	4,962	6,216	16,077	22,205
Total share-based compensation expense	$9,895	$12,251	$31,129	$42,539

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of the our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance contingent restricted share units (“RSUs”) to senior management.  These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest.

Expense associated with these awards would be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions.  Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed at each reporting period.

In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes is treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards is still considered improbable of achievement. As a result of the modification, there is a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the award did not change, the remeasurement of the awards results in a higher potential compensation charge for the awards because our share price had increased since the original measurement date.  The revised maximum potential expense associated with the awards could be up to $38.9 million (allocated as $16.7 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved.  For the three and nine months ended September 30, 2016, we recognized $0.6 million and $1.2 million, respectively, in share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche of these awards were considered to be probable of vesting. As of September 30, 2016, we determined that the remaining second and third tranches were improbable of vesting and, as a result, no compensation expense related to these tranches has been recognized for the quarter.

7. Income Taxes

The income tax provision was $0.8 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, although we incurred operating losses on a consolidated basis. The provision for income tax was primarily due to uncertain tax positions taken with respect to transfer pricing.  No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.  At September 30, 2016, our deferred tax assets were offset in full by a valuation allowance.

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

8. Shareholders’ Equity

Ordinary Shares Issuance under At-the-Market Agreement

Pursuant to a sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), we may issue and sell up to $50 million of our ordinary shares pursuant to an at-the-market offering program (“ATM Agreement”).  Under the ATM Agreement, we pay Cantor Fitzgerald a commission rate of up to 3.0% of the gross proceeds from the sale of our ordinary shares.

We engaged in sales of our ordinary shares under the ATM Agreement from March 17, 2016 to April 8, 2016. During this period, we sold approximately 770,000 shares at an average market price of $19.53 per share, resulting in aggregate net proceeds after offering costs of approximately $14.3 million.

Public Offering of Ordinary Shares

On May 4, 2016, we closed the sale of an aggregate of 5,479,750 of our ordinary shares, $0.00001 par value, at a public offering price of $21.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on April 29, 2016, in connection with a takedown from our shelf registration statement on Form S-3. We received net offering proceeds of approximately $107.9 million after deducting the underwriting discount and estimated offering expenses.

9. Commitments and Contingencies

Guarantees and Indemnifications

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2016.

10. Subsequent Events

Concurrent Public Offering of Ordinary Shares and Convertible Senior Notes

On November 2, 2016, we sold 3,850,000 ordinary shares at a price to the public of $26.00 per share (the “Shares”) and $230 million aggregate principal amount of 3.250% convertible senior notes due 2023 (the “Notes”) for net proceeds of approximately $316.2 million, after deducting underwriting discounts and commissions and other estimated transaction expenses.  The Shares and the Notes (and our ordinary shares issuable upon conversion of the Notes) were offered and sold under (i) a prospectus dated October 26, 2016 (the “Prospectus”) filed with the SEC pursuant to our shelf registration statement on Form S-3 (File No. 333-214257), (ii) the prospectus supplements to the Prospectus we filed with the SEC dated October 27, 2016 (each, a “Prospectus Supplement” and together, the “Prospectus Supplements”), and (iii) a free writing prospectus containing the final terms of the offering of the Shares and the Notes dated October 27, 2016 and filed with the SEC.

The Notes bear interest at a rate of 3.250% per year, payable semi-annually in arrears, on November 1 and May 1 of each year, commencing on May 1, 2017. The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to any of our indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries. The Notes will mature on November 1, 2023 (the “Maturity Date”), unless earlier redeemed or repurchased by us or converted. Holders may convert their notes into ordinary shares at an initial conversion rate of 29.0276 shares for each $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $34.45 per share), subject to adjustment, in certain circumstances, at any time prior to the close of business on the second business day immediately preceding the Maturity Date.

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

Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Our neprilysin (“NEP”) inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop intestinally restricted pan-Janus kinases (“JAK”) inhibitors for the treatment of a range of inflammatory intestinal diseases.

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

Program Highlights

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (“MRSA”) strains. VIBATIV is approved in the U.S. for the treatment of adult patients with complicated skin and skin structure infections (“cSSSI”) caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/ “VABP”) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV is indicated in the European Union for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. VIBATIV is also indicated in Canada and Russia for cSSSI and HABP and VABP caused by Gram-positive bacteria, including MRSA.

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

We plan to market VIBATIV outside the U.S. through a network of partners. To date, we have secured partners for VIBATIV in the following geographies—Canada, Middle East, North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen Group (“Clinigen”) reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the European Union to Theravance Biopharma.  On November 4, 2016, the European Union approved the transfer of such commercial rights to Theravance Biopharma.  Both companies are collaborating to transition the EU-focused commercial activities for VIBATIV to ensure the product remains accessible to physicians and patients. Theravance Biopharma is in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU.

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

Telavancin Observational Use Registry (“TOUR”)

Initiated in February 2015, the 1,000-patient TOUR observational use registry study is designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients. By broadly collecting and examining data related to VIBATIV treatment patterns, as well as clinical and safety outcomes in the real world, we aim to create an expansive knowledge base to guide future development and optimal use of the drug. In October 2016, we announced that we had enrolled over 600 of the targeted 1,000 patients in the study to date.

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

Phase 3 Study in COPD

In September 2015, we announced, with our partner Mylan, the initiation of the Phase 3 development program for revefenacin for the treatment of COPD. The Phase 3 development program, designed to support the registration of the product in the U.S., includes two replicate three-month efficacy studies and a single twelve-month safety study. The two efficacy studies examined 2 doses (88 mcg and 175 mcg) of revefenacin inhalation solution administered once-daily via nebulizer in patients with moderate to severe COPD. The Phase 3 efficacy studies were replicate, randomized, double-blind, placebo-controlled, parallel-group trials designed to provide pivotal efficacy and safety data for once-daily revefenacin over a dosing period of 12 weeks, with a primary endpoint of trough forced expiratory volume in one second (FEV1) on day 85. The Phase 3 safety study is an open-label, active comparator study of 12 months duration. In February 2016, we announced the achievement of 50% enrollment in all three of the Phase 3 clinical studies for revefenacin. The achievement of 50% enrollment in the twelve-month safety study triggered a $15.0 million milestone payment to us by Mylan.

In October 2016, we announced positive results from two replicate Phase 3 efficacy studies of revefenacin (TD-4208), an investigational LAMA and the first once-daily, nebulized bronchodilator in late-stage development for the treatment of COPD. We and Mylan reported top-line results across more than 1,250 moderate to very severe COPD patients confirming that both Phase 3 studies met their primary efficacy endpoints, demonstrating statistically significant improvements over placebo in trough forced expiratory volume in one second (FEV1) after 12 weeks of dosing for each of the revefenacin doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In addition to the two efficacy studies, the safety study has enrolled more than 1,050 patients and is expected to be completed in 2017. Together, the three studies enrolled approximately 2,300 patients. Should outcomes from the safety study be supportive, we expect to file a new drug application for revefenacin with the United States Food and Drug Administration (“FDA”) by the end of 2017.

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

NS5A Inhibitor—TD-6450

TD-6450 is a multivalent NS5A inhibitor. TD-6450 has successfully completed Phase 1 studies in both healthy volunteers and hepatitis C virus (“HCV”) patients. In September 2015, we entered into a licensing agreement with Trek Therapeutics, PBC (“TREKtx”) (the “TREKtx Agreement”) granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of TD-6450 as a component in combination HCV products (the “HCV Products”). Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx’s Series A preferred stock and will be eligible to receive future royalties based on net sales of the HCV Products. In October 2015, TREKtx initiated an open-label Phase 2a clinical trial to evaluate faldaprevir (“FDV”), an HCV protease inhibitor, combined with TD-6450 and ribavirin (“RBV”) in patients infected with HCV genotype 4. In September 2016, TREKtx announced interim data from the study that showed the sustained viral response (SVR) rate four weeks after the completion of treatment (SVR4) was 100 percent (16 of 16) in treatment naïve patients with chronic genotype 4 HCV who received 120 mg of FDV and RBV in combination with 60 mg or 120 mg of TD-6450 for 12 weeks. TREKtx is conducting a second Phase 2a study of FDV and TD-6450, with and without RBV in patients with HCV genotype 1.

Neprilysin (NEP) Inhibitor Program (TD-0714 and TD-1439)

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

TD-0714

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

In March 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, SAD study in healthy volunteers of our most advanced NEP inhibitor compound, TD-0714. The study was designed to assess the safety, tolerability and pharmacokinetics of TD-0714, as well as measure biomarker evidence of target engagement and the amount of the drug that is eliminated via the kidneys. Results from the SAD study of TD-0714 demonstrate that the compound achieved maximal and sustained levels of target engagement for 24 hours after a single-dose, supporting the drug’s potential for once-daily dosing. Target engagement was measured by dose-related increases in the levels of cyclic GMP (cGMP, a well-precedented biomarker of NEP engagement). TD-0714 also demonstrated very low levels of renal elimination, as evidenced by intravenous microtracer testing technology, and a favorable safety and tolerability profile. These results met our target product profile and provide confidence for future efficacy studies of TD-0714 in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

In October 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, multiple ascending dose (“MAD”) study in healthy volunteers of our most advanced NEP inhibitor compound, TD-0714. The findings from the MAD study were consistent with the Phase 1 randomized, double-blind, placebo-controlled, single ascending dose (“SAD”) study in healthy volunteers we completed in March 2016, demonstrating sustained target engagement, low levels of renal elimination, and a favorable safety and tolerability profile. Findings from the studies support clinical progression of TD-0714, which we plan to assess in an intravenous formulation in a Phase 1 study early-2017.

TD-1439

In September 2016, we progressed a second NEP inhibitor compound, TD-1439, which is structurally distinct from TD-0714, into Phase 1 randomized, double-blind, placebo-controlled, SAD and MAD studies in healthy volunteers. We expect to complete the Phase 1 SAD and MAD studies of TD-1439 in the first half of 2017.

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473 and TD-3504)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis and myelofibrosis and have demonstrated therapeutic benefit for patients with ulcerative colitis.  However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases including ulcerative colitis.

TD-1473

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

In June 2016, we completed a Phase 1 clinical study of TD-1473, an internally-discovered JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes. The primary objective of the study was to evaluate the safety and tolerability of single ascending and multiple ascending doses of TD-1473 in healthy volunteers. A key secondary objective of the trial was to characterize the pharmacokinetics of TD-1473, to determine the amount of TD-1473 that entered systemic circulation following oral administration. Data from the study demonstrated TD-1473 to be generally well tolerated. Study results also demonstrated that systemic exposures of TD-1473 were low relative to that reported for tofacitinib, a JAK inhibitor currently in development for ulcerative colitis. At steady state, the plasma exposures of TD-1473 were significantly lower than the plasma exposure of tofacitinib.

Furthermore, subjects exhibited high stool concentrations of TD-1473, which were comparable to concentrations associated with efficacy in preclinical colitis models. Preclinical studies also demonstrated penetration of TD-1473 into the intestinal wall and membrane. The data generated from the study met our target pharmacokinetic profile and support clinical progression of the compound.

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

Phase 1b Study

In October 2016, we announced dosing of the first patient in a Phase 1b clinical study of TD-1473 in patients with moderate to severe ulcerative colitis. The multi-center, randomized, double-blind, multi-dose, placebo-controlled study is designed to enroll 40 randomized patients to receive one of three doses of TD-1473 or placebo administered for 28 days in sequential fashion. The primary objectives of the study will include evaluation of the safety and tolerability of TD-1473 administered for 28 days, as well as assessment of the compound’s plasma exposure following administration. A key secondary objective of the study will be the evaluation of the effect of TD-1473 on levels of a range of key ulcerative colitis biomarkers, including C-reactive protein and fecal calprotectin. Additionally, investigators are expected to evaluate a number of exploratory objectives, including changes in partial Mayo score and improvement in disease activity through endoscopic and histologic assessments. We expect data from the Phase 1b study to be available in mid-2017. Also in October 2016, we announced that we had successfully completed the TD-1473 13-week toxicology studies, clearing the compound to progress to longer term clinical studies.

TD-3504

In September 2016, we announced plans to progress a second compound, TD-3504, from our JAK inhibitor program. TD-3504 is an innovative prodrug of tofacitinib, an investigational JAK inhibitor in development for ulcerative colitis. TD-3504 is chemically distinct from TD-1473 and is designed to release active tofacitnib into the intestinal tract. In preclinical studies, TD-3504 demonstrated rapid formation of tofacitinib in the intestinal tract, reduction in disease activity score comparable to tofacitinib, and low systemic exposure in contrast to tofacitinib. We plan to initiate a Phase 1b study of TD-3504 in ulcerative colitis patients in the first half of 2017.

Selective 5-HT4 Agonist (TD-8954)

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement (the “Takeda Agreement”) with Millennium Pharmaceuticals, Inc., a Delaware corporation (“Millennium”), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist.  Prior to the Takeda Agreement, the Company has developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance (“EFI”) to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received U.S. Food and Drug Administration (“FDA”) Fast Track Designation.  Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock Exchange (collectively with Millennium, “Takeda”). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954.  We received an upfront cash payment of $15 million and will be eligible to receive success based development, regulatory and sales milestone payments by Takeda. The first $110 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

The transactions contemplated by the Takeda Agreement closed in the third quarter, following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”).  Upon closing and the subsequent transfer of the license, technical know-how and related pharmaceutical materials, we recognized $15.1 million in revenue in the third quarter.

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

“Closed Triple” or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

The Closed Triple program seeks to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. If the Closed Triple is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties are upward-tiering from 6.5% to 10%. Previously, Innoviva and GSK announced the initiation of two global pivotal Phase 3 studies of the Closed Triple.  The IMPACT study, which will enroll approximately 10,000 COPD patients, was initiated in July 2014.  The IMPACT study will assess whether the Closed Triple can reduce the rate of moderate and severe exacerbations compared with two approved once-daily COPD treatments, RELVAR® ELLIPTA®/BREO® ELLIPTA® (FF/VI), an ICS/LABA combination, and ANORO® ELLIPTA® (UMEC/VI), a LAMA/LABA combination. The IMPACT study is ongoing and is expected to read out in 2017. The FULFIL study, which enrolled approximately 1,800 COPD patients was initiated in February 2015.  In June 2016, GSK and Innoviva disclosed positive top-line results from the FULFIL study, in which data demonstrated superiority of the Closed Triple as compared to twice-daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health-related quality of life in COPD patients. Also in June 2016, GSK and Innoviva announced plans to accelerate the timeline for filing the New Drug Application (NDA) in the U.S. for the Closed Triple from first half 2018 to end of 2016.  In June 2016, GSK and Innoviva confirmed previously communicated plans to file an EU regulatory submission by the end of 2016.  In September 2016, GSK announced plans to progress the Closed Triple into a pivotal Phase 3 trial in asthma by the end of 2016, with a regulatory submission planned for 2018.

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

In the first quarter of 2016, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance contingent restricted share units (“RSUs”) to senior management.  These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest.

Expense associated with these awards would be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions.  Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed at each reporting period.

In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes is treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards is still considered improbable of achievement. As a result of the modification, there is a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the award did not change, the remeasurement of the awards results in a higher potential compensation charge for the awards because our share price had increased since the original measurement date.  The revised maximum potential expense associated with the awards could be up to $38.9 million (allocated as $16.7 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved.  For the three and nine months ended September 30, 2016, we recognized $0.6 million and $1.2 million, respectively, in share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche of these awards were considered to be probable of vesting. As of September 30, 2016, we determined that the remaining second and third tranches were improbable of vesting and, as a result, no compensation expense related to these tranches has been recognized for the quarter.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Product sales	$3,901	$2,312	$1,589	69%	$12,571	$5,716	$6,855	120%
Revenue from collaborative arrangements	15,174	8,386	6,788	81	30,385	32,517	(2,132)	(7)
Total revenue	$19,075	$10,698	$8,377	78%	$42,956	$38,233	$4,723	12%

Revenue from product sales increased by $1.6 million and $6.9 million for the three months and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.  Both increases were primarily due to an increase in the number of customer accounts and in sales volume resulting from the expansion of our VIBATIV sales infrastructure that was completed in the fourth quarter of 2015.

Revenue from collaborative arrangements increased to $15.2 million for the three months ended September 30, 2016 compared to $8.4 million for the same period in 2015. The increase was primarily attributed to a $15.1 million upfront payment from a new collaboration arrangement with Takeda in the third quarter of 2016.  In the third quarter of 2015, the $8.4 million in revenue from collaborative arrangements was primarily attributed to an $8.0 million upfront payment in the form of Series A preferred stock in TREKtx related to our TD-6450 licensing agreement with TREKtx completed in September 2015.

Revenue from collaborative arrangements was $30.4 million for the nine months ended September 30, 2016 compared to $32.5 million for the same period in 2015. For the nine months ended September 30, 2016, we recognized $15.1 million from Takeda, as described above, and $15.0 million from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study.  For the nine months ended September 30, 2015, we recognized $8.0 million from TREKtx, as described above, and a $19.1 million upfront payment from the Mylan collaboration agreement entered into in the first quarter of 2015.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Cost of goods sold	$332	$581	$(249)	(43)%	$1,748	$1,456	$292	20%

Costs of goods sold decreased by $0.2 million for the three months ended September 30, 2016 compared to the same period in 2015.  The decrease in cost of goods sold was primarily due to the ability to sell VIBATIV vials that were previosly written off.  This decrease was partially offset by an $0.1 million increase in royalty payments related to the increase in the sales of VIBATIV.

Costs of goods sold increased by $0.3 million for the nine months ended September 30, 2016 compared to the same period in 2015. The increase was primarily attributed to the increase in the sales of VIBATIV, including a $0.2 million increase in royalty payments.  The increase was partially offset by the ability to sell VIBATIV vials that were previosly written off.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Employee-related	$8,698	$8,198	$500	6%	$28,097	$31,162	$(3,065)	(10)%
Share-based compensation	4,933	6,035	(1,102)	(18)	15,052	20,334	(5,282)	(26)
External-related	12,250	9,414	2,836	30	36,863	25,230	11,633	46
Facilities, depreciation and other allocated	6,070	6,720	(650)	(10)	19,686	20,037	(351)	(2)
Total research and development expenses	$31,951	$30,367	$1,584	5%	$99,698	$96,763	$2,935	3%

R&D expenses increased by $1.6 million for the three months ended September 30, 2016 compared to the same period in 2015.  The increase was primarily attributed to a $2.8 million increase in external-related costs that was primarily driven by costs associated with the progression of our priority programs.  This increase was partially offset by a decrease in our share-based compensation expenses of $1.1 million due to prior year costs associated with the long-term retention and incentive awards granted to certain employees in 2012 and 2011.

R&D expenses increased by $2.9 million for the nine months ended September 30, 2016 compared to the same period in 2015.  The increase was attributed to a $11.6 million increase in external-related costs that was primarily driven by costs associated with the progression of our priority programs. This increase was partially offset by decreases in our employee-related and share-based compensation expenses of $3.1 million and $5.3 million, respectively, primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2012 and 2011.

Under certain of our collaborative arrangements we receive partial reimbursement of external costs and employee-related costs, which have been reflected as a reduction of R&D expenses of $21.3 million and $82.3 million for three and nine months ended September 30, 2016, respectively, and $11.0 million and $27.8 million for the three and nine months ended September 30, 2015, respectively. The increases were primarily due to expense reimbursements received from Mylan related to the progression of our revefenacin program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Selling, general and administrative	$20,286	$22,845	$(2,559)	(11)%	$64,143	$66,139	$(1,996)	(3)%

Selling, general and administrative expenses decreased by $2.6 million for three months ended September 30, 2016 compared to the same period in 2015. The $2.6 million decrease was primarily due to a $1.3 million decrease in share-based compensation expense associated with long-term retention and incentive awards granted to certain employees in 2012 and 2011, and a $1.3 million decrease primarily related to the timing of certain outside services and consulting expenses in sales and marketing.

Selling, general and administrative expenses decreased by $2.0 million for nine months ended September 30, 2016 compared to the same period in 2015. The $2.0 million decrease was primarily attributed to a $6.1 million decrease in share-based compensation expense, as described above. This decrease was partially offset by a $3.2 million increase in employee-related expenses primarily related to the expansion of our internal sales and marketing organization supporting VIBATIV and a $0.9 million increase in consulting expense.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2016	2015	$	%	2016	2015	$	%
Provision for income taxes	$812	$4,323	$(3,511)	(81)%	$1,542	$11,786	$(10,244)	(87)%

Our effective tax rate for the nine months ended September 30, 2016 was approximately (1.3)% which was consistent with the effective tax rate for the year ended December 31, 2015. The provision for income taxes for all periods presented reflect primarily the U.S. federal taxes associated with the intercompany services that the Company’s U.S. subsidiary performs for the Company.  Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing. The provision for income taxes decreased to $0.8 million and $1.5 million for the three and nine months ended September 30, 2016, respectively, compared to $4.3 million and $11.8 million for the respective periods in 2015 due to changes in our transfer pricing.

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

Under our sales agreement with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”), we may sell up to $50.0 million of our ordinary shares pursuant to an at-the-market offering program (the “ATM Agreement”). We commenced selling ordinary shares under the ATM Agreement from March 17, 2016.  As of April 8, 2016, we sold approximately 770,000 of our ordinary shares at an average market price of $19.53 per share, resulting in aggregate net proceeds after offering costs of approximately $14.3 million. Since April 2016, we have ceased raising capital under the ATM agreement. As favorable financing opportunities arise, we may seek to continue to raise capital under the ATM Agreement or through other debt or equity offerings to fund our operations. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

On May 4, 2016, we closed the sale of an aggregate of 5,479,750 of our ordinary shares at a public offering price of $21.00 per share. The shares were issued pursuant to a prospectus supplement filed with the SEC on April 29, 2016, in connection with a takedown from our shelf registration statement on Form S-3. We received net offering proceeds of approximately $107.9 million after deducting the underwriting discount and offering expenses.

On October 26, 2016, we filed a universal shelf registration statement on Form S-3 registering an indeterminate number of ordinary shares, debt and other forms of securities.

On November 2, 2016, we sold 3,850,000 ordinary shares at a price to the public of $26.00 per share (the “Shares”) and $230 million aggregate principal amount of 3.250% convertible senior notes due 2023 (the “Notes”) for net proceeds of approximately $316.2 million, after deducting underwriting discounts and commissions and other estimated transaction expenses.  The Shares and the Notes (and our ordinary shares issuable upon conversion of the Notes) were offered and sold under (i) a prospectus dated October 26, 2016 (the “Prospectus”) filed with the SEC pursuant to our shelf registration statement on Form S-3 (File No. 333-214257), (ii) the prospectus supplements to the Prospectus we filed with the SEC dated October 27, 2016 (each, a “Prospectus Supplement” and together, the “Prospectus Supplements”), and (iii) a free writing prospectus containing the final terms of the offering of the Shares and the Notes dated October 27, 2016 and filed with the SEC. The underwriters for the offering of the Shares also have an option, exercisable for 30 days after the date of the Prospectus Supplement, to purchase an additional 577,500 ordinary shares.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Nine Months Ended September 30,
(In thousands)	2016	2015	Change
Net cash used in operating activities	$(70,876)	$(135,111)	$64,235
Net cash (used in) provided by investing activities	(102,030)	145,542	(247,572)
Net cash provided by financing activities	146,771	27,468	119,303

Cash flows used in operating activities

Net cash used in operating activities was $70.9 million for the nine months ended September 30, 2016, consisting primarily of net loss of $123.3 million, adjusted for non-cash items such as $31.1 million for share-based compensation expense, and $19.3 million of net cash inflow related to changes in operating assets and liabilities. The $19.3 million net cash inflow related to changes in operating assets and liabilities included $9.6 million in net tax refunds during the nine months period ended September 30, 2016.

Net cash used in operating activities was $135.1 million for the comparable period in 2015, consisting primarily of net loss of $137.4 million, adjusted for non-cash items such as $42.5 million for share-based compensation expense and $8.0 million in revenue in the form of TREKtx’s Series A preferred stock.  Net cash outflow related to changes in operating assets and liabilities were $34.4 million primarily attributable to timing of receipt of reimbursement of receivables from collaboration partners relative to payment of such research and development expenses and a tax payment of $10.4 million.

Cash flows (used in) provided by investing activities

Net cash used in investing activities was $102.0 million for the nine months ended September 30, 2016, consisting of outflows related to net purchases and maturities of marketable securities of $100.3 million and by purchases of property, equipment, and capitalized software of $1.7 million.

Net cash provided by investing activities was $145.5 million for the comparable period in 2015, consisting of inflows related to net purchases and maturities of marketable securities of $147.6 million and by purchases of property and equipment of $2.0 million.

Cash flows provided by financing activities

Net cash provided by financing activities was $146.8 million for the nine months ended September 30, 2016, consisting primarily of $107.9 million related to the sale of ordinary shares through our public equity offering, $23.0 million related to the sale of ordinary shares to GSK, and $14.3 million through our at-the-market offering program.

Net cash provided by financing activities was $27.5 million for the comparable period in 2015, consisting primarily of the sales of ordinary shares to Mylan for total net proceeds of $25.8 million.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2016.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of September 30, 2016 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 11, 2016.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First as part of Innoviva, Inc. (known as Theravance, Inc. prior to January 7, 2016), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the nine months ended September 30, 2016 and years ended December 31, 2015 and 2014, we recognized losses of $123.3 million, $182.2 million and $237.0 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred and retained after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin). In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We are also making additional investments in telavancin, our antibiotic that has been approved for certain difficult-to-treat infections. For example, in February 2015 we initiated a Phase 3 registrational study of telavancin for bacteremia and a patient registry study. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expanded medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Other than revenues from sales of VIBATIV, our only approved medicine, and potential payments under collaboration agreements, we do not expect to generate revenues from our programs for the foreseeable future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress any additional product candidates into later-stage development on our own, our capital needs would increase substantially. We also are making significant investments in telavancin, our approved antibiotic, which increases our operating expenses.  For example, in February 2015 we announced initiation of a Phase 3 registrational study for bacteremia and initiation of a patient registry study. In addition, in 2015 we substantially increased the number of sales representatives and medical science liaisons supporting physician education on the proper usage of VIBATIV in the U.S. and at the end of 2015 we had approximately 50 sales representatives in the field.  More recently, we increased our anticipated operating loss for 2016 primarily to account for accelerated enrollment in our Telavancin Observational Use Registry (“TOUR”) for VIBATIV, increased investment in our neprilysin (“NEP”) inhibitor program to prepare for an IV study in 2017 and increased funding for the development of our intestinally restricted pan Janus kinases (“JAK”) inhibitors.

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

If we raise funds through the issuance of debt, convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, since our Spin-Off in June 2014, we have raised an aggregate of $569 million through the sale of approximately 16.9 million shares and $230 million aggregate principal amount of 3.250% convertible senior notes due 2023 in private sales to three parties, two public offerings and pursuant to our at-the-market offering program. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have collaborations with a number of third parties including Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfa Wassermann S.p.A. (“Alfa Wassermann”) for velusetrag, Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs and we received non-marketable equity securities in connection with our September 2015 licensing agreement with Trek Therapeutics, PBC. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and axelopran (TD-1211) for opioid-induced constipation and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV. Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates and could cause the price of our securities to fall.

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

The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin (which accounts for a substantial majority of patient treatment days), linezolid and daptomycin, all relatively inexpensive generic drugs that are manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. If we are unable to demonstrate to physicians that, based on experience, clinical data, side effect profiles and other factors, VIBATIV is a preferred injectable treatment for treating the infections for which it is indicated, we may never generate significant revenue from VIBATIV. In that case we may in the future reassess the VIBATIV business and respond in a number of ways which could include, for example, reducing our investment in commercialization and development efforts or other actions, any of which could cause the price of our securities to fall. In addition, if we fail to meet expectations about our net sales of VIBATIV and our VIBATIV commercialization strategy, the price of our securities could fall. For example, we reduced our projected U.S. net sales target for VIBATIV for 2015 more than once.

The degree of market acceptance of VIBATIV, the rate of our VIBATIV sales and our ability to generate revenues through sales of VIBATIV depends on a number of factors, including, but not limited to:

•                  the experiences of physicians, patients and payors with the use of VIBATIV;

•                  the occurrence of unexpected serious adverse reactions in relation to VIBATIV;

•                  the market price of VIBATIV relative to competing therapies, including generic therapies;

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

We market, sell and distribute VIBATIV in the U.S. without a partner and we may bear similar costs with respect to additional products in the future, which subjects us to certain risks.

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

•                  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•                  bearing the full costs of further U.S. development of telavancin, the compound that is the basis of VIBATIV.

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway. If our ongoing clinical studies for our current product candidates, such as the Phase 3 development program for revefenacin for the treatment of COPD and the earlier stage clinical studies for our gastrointestinal (GI)-targeted JAK inhibitor program or our NEP inhibitor program, are substantially delayed or fail to meet their designated end points, we could fail to receive regulatory approval for one or more of these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

The FDA must approve any new medicine before it can be marketed and sold in the U.S. We will not obtain this approval for a product candidate unless and until the FDA approves a new drug application (“NDA”). We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. In addition, over the past decade, the FDA has implemented additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us and we currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs only through approximately September 2017. Currently we anticipate receipt of additional manufactured drug product supply during the first quarter of 2017 and plan to have additional drug product manufactured for us. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product by Hospira, our single manufacturer for VIBATIV, would adversely affect the commercialization of VIBATIV and our obligations to our partners.  Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners  If either of these were to occur, our business would be harmed.

Our previous VIBATIV commercialization partner (at the time with Innoviva) failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. We currently have an agreement with Hospira to supply VIBATIV drug product, which was entered into May 2012. In June 2013, the FDA approved Hospira as a VIBATIV drug product manufacturer. Pfizer acquired Hospira in 2015 and we cannot predict whether the acquisition will lead to changes in Hospira’s operations which may adversely impact our single source of supply for VIBATIV drug product. . On September 29, 2016, we amended our agreement with Hospira to extend the term of the agreement to December 31, 2020. If our supply relationship with Hospira terminates for any reason, we would need to arrange for the advance manufacture and purchase of drug product in order to manage the transition to a new supplier and such advance manufacturing and purchasing entails significant uncertainties, including the risk of purchasing excess or insufficient quantities relative to our future needs and the possible expiration of excess inventories.  Any difficulties in continuing or transitioning our single source suppliers would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners and the price of our securities could fall.

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

With VIBATIV approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing. Prescription drug advertising and promotion are closely scrutinized by the FDA, including substantiation of promotional claims, disclosure of risks and safety information, and the use themes and imagery in advertising and promotional materials. As with all companies selling and marketing products regulated by the FDA in the U.S., we are prohibited from promoting any uses of VIBATIV that are outside the scope of use that has been expressly approved by the FDA as safe and effective on the VIBATIV label.

The U.S. labeling for VIBATIV contains a boxed warning. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings and FDA regulations prohibit the use of reminder advertising for VIBATIV. In addition, the VIBATIV labeling for hospital-acquired and ventilator associated bacterial pneumonia (“HABP/VABP”) in the U.S. and the European Union (“EU”) specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions add complexity to the marketing of VIBATIV.

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

The risks identified in this risk factor relating to regulatory actions and oversight by agencies in the U.S. and throughout the world also apply to the commercialization of any partnered products by our collaboration partners, and such regulatory actions and oversight may limit our collaboration partners’ ability to commercialize such products, which could materially and adversely affect our business and financial condition, and which may cause the price of our securities to fall.

We may face competition from companies seeking to market generic versions of VIBATIV.

For a discussion of the risk of generic competition to VIBATIV, please see the following risk factor below “If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.”

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned.

We have an exclusive development and commercialization agreement with Alfa Wassermann for velusetrag, our lead compound in the 5 HT4 program, covering the EU, Russia, China, Mexico and certain other countries. In October 2012, we (at the time with Innoviva) also entered into a research collaboration and license agreement with Merck  & Co., Inc. (“Merck”) to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease, which Merck terminated in September 2013. We also have commercialization agreements with various partners for the commercialization of VIBATIV outside of the United States, including Canada, Middle East, North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma The related marketing authorization for VIBATIV in the EU is in the process of being transferred from Clinigen to us.  Once the transfer is complete, we will be subject to additional regulatory obligations in the EU. The Alfa Wassermann agreement was assigned to us in the Spin-Off and provides research and development funding for the program under license. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with an indirect wholly-owned subsidiary of Takeda, in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist.  Under the terms of the Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954.  In connection with these agreements, these parties have certain rights regarding the use of its patents and technology with respect to the compounds in our development programs, including development and marketing rights.

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they or we may terminate our partnership with them as Astellas did in January 2012 with its VIBATIV agreement, as Merck did in September 2013 with the cardiovascular disease collaboration and as we and Clinigen did in August 2016 with the commercialization agreement for VIBATIV in the EU and certain other European countries. In either event, we may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of September 30, 2016, GSK beneficially owned approximately 20.1% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Innoviva Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the EU is approved, GSK’s diligent efforts obligations under the GSK-Innoviva Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Innoviva Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Innoviva Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Innoviva Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Innoviva Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value.  Although the actions GSK may take to acquire us are limited under our governance agreement with GSK (the “Governance Agreement”), this agreement will expire on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Innoviva Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Innoviva Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Innoviva Agreements, the master agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Innoviva Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

We depend on independent clinical investigators, contract research and manufacturing organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical, laboratory and manufacturing practices (“GXPs”) and other regulations as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations and practices in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

The FDA, and equivalent authorities in other countries, enforces GXPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GXPs (or other equivalent regulations outside the United States), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or equivalent authorities in other countries, or we, the FDA, or equivalent authorities in other countries may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and the price of our securities could fall.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV must demonstrate these advantages in certain circumstances, as it competes with vancomycin, linezolid and daptomycin, relatively inexpensive generic drugs that are manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud-based and hosted applications, data and services, are vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. Moreover, there can be no assurance that such security measures will prevent service interruptions or security breaches that could adversely affect our business.

Our U.S. operating subsidiary’s facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our U.S. operating subsidiary’s facility is located in the San Francisco Bay Area near known earthquake fault zones and therefore will be vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods, communications failures and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult and costly for us to recover from this type of disaster. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition, which could cause the price of our securities to fall.

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

We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of our internal control over financial reporting. We will become a “large accelerated filer” and will no longer be an “emerging growth company,” each as defined in the Exchange Act, at the end of this year and as a result our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting as of the end of the year. If our independent registered public accounting firm is unable to attest to the effectiveness of our internal control over financial reporting, investor confidence in our reported results will be harmed and the price of our securities may fall. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

In addition, during the second quarter of 2016, we implemented a new enterprise resource planning (“ERP”) system and continue to make modifications and enhancements to the ERP system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our financial statements. Our business and results of operations may be adversely affected if we experience operating problems relating to the ERP implementation (including subsequent modifications and enhancements), or if the ERP system and the associated process changes do not give rise to the benefits that we expect. Additionally, if we encounter problems with the ERP system (including all modifications and enhancements) as implemented or if the system does not operate as intended, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results and the effectiveness of our internal control over financial reporting.

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

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2016, we or one of our wholly-owned subsidiaries owned 432 issued United States patents and 1,616 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (ANDA) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug.  Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug.  Although we have multiple patents protecting VIBATIV until at least 2021 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants could potentially submit “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product.  We have not received any such paragraph IV notifications but if any competitors successfully challenge our patents, we would face substantial competition.  If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient’s condition, injury or even death. The VIBATIV prescribing information describes several potential adverse effects observed during clinical trials, including increased mortality versus vancomycin in patients with HABP/VABP who had pre-existing moderate to severe renal impairment, decreased clinical response in patients with cSSSI who had pre-existing moderate/severe renal impairment, and other renal adverse events. The prescribing information includes a black box warning regarding increased mortality in patients with pre-existing moderate/severe renal impairment who were treated with VIBATIV for HABP/VABP, new onset or worsening renal impairment, use in women of childbearing potential or during pregnancy and adverse developmental outcomes observed in 3 animal species. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class, asserting injuries based both on potential adverse effects described in the label as well as adverse events not yet observed. Also, changes in laws outside the U.S. are expanding our potential liability for injuries that occur during clinical trials. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing program, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

The Healthcare Reform Act obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. In 2015, the Health Resources and Services Administration (“HRSA”) issued a proposed regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities.  HRSA has indicated it plans to issue the final regulations regarding these topics in 2016.  HRSA in 2015 also released proposed omnibus guidance that addresses many aspects of the 340B program.  HRSA has indicated it plans to release the omnibus guidance in final form in 2016.  HRSA recently issued a proposed regulation regarding an administrative dispute resolution process for the 340B program.  Any final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

We are liable for errors associated with our submission of pricing data.  In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for civil monetary penalties in the amount of $178,156 per item of false information.  If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for civil monetary penalties of up to $12,856 for each misrepresentation for each day in which the misrepresentation was applied.  Our failure to submit the required price data on a timely basis could result in a civil monetary penalty of $17,816 per day for each day the information is late beyond the due date.  Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the VA, Department of Defense, Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we are required to participate in the Department of Veterans Affairs (“VA”) Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make VIBATIV available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula.  The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $178,156 for each item of false information.  The FSS contract also contains extensive disclosure and certification requirements.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security).  In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information.  Failure to comply with data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.  In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”).  Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA- covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Switzerland has adopted similar restrictions. Data protection authorities from the different EU Member States may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the U.S., a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. On February 29, 2016, however, the European Commission announced an agreement with the

United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-U.S. “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. U.S. companies have been able to certify to the U.S. Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016. U.S.-based companies, therefore, are permitted to rely either on their adherence to the EU-US Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the EU Data Protection Directive.    If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation entered into force on May 24, 2016 and will apply from May 25, 2018. The Regulation will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

•                  Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our any international distribution partners could have implications for us.

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

Based on our review of publicly available filings, as of September 30, 2016 GSK beneficially owned approximately 20.1% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.8% of our outstanding ordinary shares. Based on our review of publicly available filings, as of September 30, 2016 our three largest shareholders other than GSK collectively owned approximately 44.7% of our outstanding ordinary shares. GSK also has a right to maintain its percentage ownership in our company under the Governance Agreement, including by participating in offerings of our ordinary shares or securities convertible into our shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2016 Revision) of the Cayman Islands and by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are different from those under statutes or judicial precedent in existence in jurisdictions in the U.S. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the U.S., due to the different nature of Cayman Islands law in this area.

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

Our Cayman Islands counsel, Maples and Calder, is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability for such actions. In most cases, the company will be the proper plaintiff in any claim based on a breach of duty owed to it, and a claim against (for example) our officers or directors usually may not be brought by a shareholder. However, based on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply in circumstances in which:

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

We have been advised by our Cayman Islands legal counsel, Maples and Calder, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Theravance Biopharma judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Theravance Biopharma predicated upon the civil liability provisions of the securities laws of the United States or any State, on the grounds that such provisions are penal in nature. However, in the case of laws that are not penal in nature, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands’ judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court, including the Grand Court of the Cayman Islands, may stay proceedings if concurrent proceedings are being brought elsewhere, which would delay proceedings and make it more difficult for our shareholders to bring action against us.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future; as a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, the terms of any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our ordinary shares. As a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain for the foreseeable future.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.                EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1*	First Amendment to the Technology Transfer and Supply Agreement by and between Theravance, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	X

10.2*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	X

10.3*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	X

10.4*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 135	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: November 8, 2016	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2016	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date
3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1*	First Amendment to the Technology Transfer and Supply Agreement by and between Theravance, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	X

10.2*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	X

10.3*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	X

10.4*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 135	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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