Form 10-K
period 2016-12-31
Theravance Biopharma, Inc.
filed 2017-03-01
CIK 1583107

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-36033

THERAVANCE BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Cayman Islands (State or Other Jurisdiction of Incorporation or Organization)	98-1226628 (I.R.S. Employer Identification No.)
P.O. Box 309 Ugland House, South Church Street George Town, Grand Cayman, Cayman Islands (Address of Principal Executive Offices)	94080 (Zip Code)

Registrant's telephone number, including area code: 650-808-6000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange On Which Registered
Ordinary Share $0.00001 Par Value	NASDAQ Global Market

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price on the NASDAQ Global Market on June 30, 2016 was $842,602,816.

          On January 31, 2017, there were 52,855,487 of the registrant's ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2017 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.
2016 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve substantial risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations and objectives could be forward-looking statements. The words "aim," "anticipate," "believe," "contemplate," "continue," "could," "designed," "developed," "drive," "estimate," "expect," "goal," "intend," "may," "mission," "opportunities," "plan," "potential," "predict," "project," "pursue," "represent," "seek," "suggest," "should," "target," "will," "would" and similar expressions (including the negatives thereof) are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed below in "Risk Factors" in Item 1A, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to "Theravance Biopharma", the "Company", or "we" and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

PART I

ITEM 1.    BUSINESS

Overview

        Theravance Biopharma, Inc. ("Theravance Biopharma") is a diversified biopharmaceutical company with the core purpose of creating medicines that help improve the lives of patients suffering from serious illness.

        Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist ("LAMA") being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease ("COPD"). Our neprilysin ("NEP") inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop intestinally restricted pan-Janus kinase ("JAK") inhibitors for the treatment of a range of inflammatory intestinal diseases.

        In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates ("GSK") pursuant to its agreements with Innoviva, Inc. ("Innoviva") (known as Theravance, Inc. prior to January 7, 2016) relating to certain drug development programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (the "Closed Triple"), currently in development for the treatment of COPD and asthma.

2016 Highlights

        In 2016, we accomplished a number of key corporate goals directed towards creating medicines to help improve the lives of patients. We reported positive Phase 1 clinical results for two potentially best-in-class programs: our intestinally restricted JAK inhibitor program for inflammatory intestinal diseases and our NEP inhibitor program for cardiovascular and renal diseases and progressed candidates from pre-clinical development into early clinical development in our JAK inhibitor program. We completed enrollment in each of our three studies in the Phase 3 program for revefenacin (TD-4208) in COPD. Of these, we reported positive results from two replicate efficacy studies while the long term safety study remains ongoing. We progressed two other key programs in Phase 2 clinical development: our highly selective 5-HT4 receptor agonist velusetrag (TD-5108) in gastroparesis, for which we received Fast Track designation from the Food and Drug Administration ("FDA") for the treatment of symptoms associated with idiopathic and diabetic gastroparesis, and our norepinephrine and serotonin reuptake inhibitor (NSRI) TD-9855 in neurogenic orthostatic hypotension ("nOH"). We entered into a global license, development and commercialization agreement with Millennium Pharmaceuticals, Inc., a subsidiary of Takeda Pharmaceutical Company Limited (together, "Takeda") for TD-8954, a selective 5-HT4 receptor agonist for the treatment of enteral feeding intolerance and other gastrointestinal motility disorders. We also continued to execute our commercial strategy for VIBATIV including the progression of the Telavancin Observational Use Registry (TOURTM), a patient registry study designed to assess how VIBATIV is being used in real-world clinical settings, and the Phase 3 bacteremia study designed to expand the product's existing label. Finally, we strengthened our balance sheet through public offerings, the proceeds of which are intended for general corporate purposes including the support of key programs and objectives.

Our Programs

        The table below summarizes the status of our approved product and our most advanced product candidates in development. Our research and development activities are concentrated primarily on four therapeutic areas—infectious disease, respiratory, gastrointestinal disease and cardiovascular and renal disease—and our commercial infrastructure is focused primarily on the acute care setting. The table also includes the status of the respiratory programs in which we have an economic interest and are being developed by GSK pursuant to agreements between Innoviva and GSK ("GSK-Partnered Respiratory Programs"). These programs consist of the Closed Triple program, the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program and other future products that may be combined with Closed Triple or MABA. We have an economic interest in these programs through our interest in Theravance Respiratory Company, LLC ("TRC"), a limited liability company managed by Innoviva. The status of all GSK programs referenced in this Annual Report on Form 10-K solely reflects publicly available information.

*
R-Pharm is conducting a Phase 3 clinical study of TD-1792 in complicated skin and soft tissues infections (cSSSI), caused by gram-positive bacteria with clinical sites in the Russian Federation and the country of Georgia. Not currently under development in the United States.

**
The information regarding the Closed Triple and the MABA programs are based solely upon publicly available information and may not reflect the most recent developments under the programs.

Glossary of Defined Terms used in Table Above:

        CNS: Central Nervous System;

        COPD: Chronic Obstructive Pulmonary Disease;

        cSSSI: Complicated Skin and Skin Structure Infections;

        FDC: Fixed Dose Combination;

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

        Filed: a marketing application has been submitted to a regulatory authority; and

        Approved: approved for marketing.

Program Highlights

VIBATIV® (telavancin)

        VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant ("MRSA") strains. VIBATIV is approved in the U.S. for the treatment of adult patients with complicated skin and skin structure infections ("cSSSI") caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia ("HABP"/ "VABP") caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV is indicated in the European Union ("EU") for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. VIBATIV is also indicated in Canada and Russia for cSSSI and HABP and VABP caused by Gram-positive bacteria, including MRSA.

        Our focused acute care sales force currently markets VIBATIV in the U.S., and we maintain an independent sales, marketing, and medical affairs team. Outside of the U.S., our strategy is to market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies—Canada, Middle East and North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen Group ("Clinigen") reached a mutual decision for Clinigen to return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma. On November 4, 2016, the European Commission approved the transfer of the centralized marketing authorization for VIBATIV from Clinigen to our wholly-owned Irish subsidiary, Theravance Biopharma Ireland Limited. We are in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU.

Supplemental New Drug Application (sNDA) for Concurrent Staphylococcus aureus Bacteremia

        In May 2016, we announced approval of our sNDA by the FDA allowing for the addition of new clinical data to the VIBATIV label concerning concurrent bacteremia in cases of HABP/VABP and cSSSI. The sNDA submission was based on the combined data from our previously conducted pivotal trials of VIBATIV in its two approved indications—cSSSI (ATLAS I and ATLAS II) and HABP/VABP (ATTAIN I and ATTAIN II). The trials were large, multi-center, multi-national, double-blind, randomized Phase 3 clinical studies enrolling and treating 3,370 adult patients, including a portion of patients with concurrent bacteremia. Importantly, these studies involved two of the largest cohorts of patients ever studied in these diseases and included one of the largest cohorts of patients with MRSA infections studied to date. Separately, we are conducting a Phase 3 registrational study in patients with Staphylococcus aureus bacteremia.

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

Telavancin Observational Use Registry ("TOURTM") Study

        Initiated in February 2015, the 1,000-patient TOURTM study is designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients. By broadly collecting and examining data related to VIBATIV treatment patterns, as well as clinical and safety outcomes in the real world, we aim to create an expansive knowledge base to guide future development and optimal use of the drug. In February 2017, we announced that enrollment in the TOURTM study was complete.

        In October 2016, we announced interim data from the TOURTM study. An initial review of data from the first 200 patients enrolled in TOUR demonstrate clinical response rates of 74% in a range of difficult-to-treat infection types including HABP/VABP, cSSSI, bone and joint infections and bacteremia. Results show 17% of the first 200 patients were considered non-evaluable with 9% deemed to have failed treatment. Clinical response was defined as cure or improvement leading to step-down oral therapy.

        In January 2017, we announced interim data from the TOURTM study, focused on a subset of registry patients with diagnoses of bacteremia or infective endocarditis. Data demonstrated positive clinical responses in 64% of patients, with 7% of patients failing treatment and 29% considered non-evaluable. Positive clinical response was defined as cure or improvement leading to step-down oral therapy.

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

Mylan Collaboration

        In January 2015, Mylan Ireland Limited ("Mylan") and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV. Funding of the Phase 3 development program by Mylan strengthens our capital position and enhances our financial flexibility to advance other high-value pipeline assets alongside revefenacin.

        Under the terms of the Mylan Development and Commercialization Agreement (the "Mylan Agreement"), Mylan and we are co-developing nebulized revefenacin for COPD and other respiratory diseases. We are leading the U.S. Phase 3 development program and Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application, after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement (65% Mylan/35% Theravance Biopharma). Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

        Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of December 31, 2016, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and

$10.0 million relates to regulatory actions in the EU. We do not expect to earn any milestone payments from Mylan in 2017.

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

        In October 2016, we announced positive top line results from the two replicate Phase 3 efficacy studies of revefenacin in more than 1,250 moderate to very severe COPD patients. Both Phase 3 efficacy studies met their primary endpoints, demonstrating statistically significant improvements over placebo in trough forced expiratory volume in one second (FEV1) after 12 weeks of dosing for each of the revefenacin doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In addition to the two efficacy studies, the safety study has enrolled more than 1,050 patients and is expected to be completed in mid-2017. Together, the three studies enrolled approximately 2,300 patients. Should results from the safety study be supportive, we expect to file a new drug application for revefenacin with the FDA by the end of 2017.

Velusetrag (TD-5108)

        Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag is being developed in collaboration with Alfa Wassermann S.p.A. ("Alfa Wassermann") in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. In March 2015, we initiated a Phase 2b study of velusetrag for the treatment of patients with gastroparesis. The 200-patient study is a multi-center, double-blind, randomized, placebo-controlled, parallel-group trial which will explore the efficacy and safety of multiple doses of velusetrag in patients with diabetic or idiopathic gastroparesis. The twelve-week study will test three doses: 5, 15, and 30 mg administered once-daily. The primary endpoint will be the effect of velusetrag on symptoms in subjects with gastroparesis. The study will also evaluate the effect of velusetrag on gastric emptying, and the psychometric properties of the Gastroparesis Rating Scale, a daily patient-reported outcome measure. In February 2017, we announced the completion of enrollment in the study. We currently expect results from the Phase 2b study in mid-2017. Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the majority of the Phase 2b study is, funded by Alfa Wassermann.

        In December 2016, the FDA granted Fast Track designation to velusetrag for the treatment of symptoms associated with idiopathic and diabetic gastroparesis. The FDA's Fast Track program was established to facilitate the development and expedite the review of drugs with the potential to treat serious conditions and address an unmet medical need.

TD-9855

        TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (NSRI). TD-9855 completed a Phase 2 study in patients with fibromyalgia, demonstrating statistically significant and clinically meaningful improvements in pain and core symptoms at the highest dose tested compared to placebo. We are assessing the potential use of TD-9855 in neurogenic orthostatic hypotension (nOH), and in May 2016, we initiated a Phase 2a study of TD-9855 in this indication. The 30 patient study is a randomized, two-part, single- and double-blind trial conducted in male and female subjects with nOH to evaluate the effect of TD-9855 in improving symptoms of nOH. The Phase 2a study is designed to evaluate postural changes in blood pressure, symptom reduction, and safety and tolerability. In February 2017, we announced our plan to amend the protocol of the Phase 2a study to allow patients who respond to continue beyond a single dose. We currently expect to complete the extended Phase 2a study by the end of 2017.

Oral Peripherally-Acting Mu Opioid Receptor Antagonist—Axelopran (TD-1211)

OIC Program

        Axelopran is an investigational, once-daily, oral peripherally-active mu opioid receptor antagonist for opioid- induced constipation ("OIC"). The axelopran Phase 2 program demonstrated a clinically meaningful treatment effect in OIC patients compared to placebo. The goal for this program is to demonstrate the ability to normalize bowel function without impacting analgesia and improve a variety of GI symptoms associated with constipation, which could provide axelopran with a competitive advantage in the OIC market if demonstrated in Phase 3 studies and approved by regulatory authorities. We have developed a patient reported outcomes tool designed to measure patient symptoms which would be used in a Phase 3 registrational program and potentially generate data that could differentiate the product from the competition.

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

NS5A Inhibitor—TD-6450

        TD-6450 is a multivalent NS5A inhibitor. TD-6450 has successfully completed Phase 1 studies in both healthy volunteers and hepatitis C virus ("HCV") patients. In September 2015, we entered into a licensing agreement with Trek Therapeutics, PBC ("TREKtx") (the "TREKtx Agreement") granting

TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of TD-6450 as a component in combination HCV products (the "HCV Products"). Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx's Series A preferred stock and will be eligible to receive future royalties based on net sales of the HCV Products. In October 2015, TREKtx initiated an open-label Phase 2a clinical trial to evaluate faldaprevir ("FDV"), an HCV protease inhibitor, combined with TD-6450 and ribavirin ("RBV") in patients infected with HCV genotype 4. In September 2016, TREKtx announced interim data from the study that showed the sustained viral response (SVR) rate four weeks after the completion of treatment (SVR4) was 100% (16 of 16) in treatment naïve patients with chronic genotype 4 HCV who received 120 mg of FDV and RBV in combination with 60 mg or 120 mg of TD-6450 for 12 weeks. In February 2017, TREKtx announced that 100% of these patients (16 of 16) had maintained SVR at twelve weeks after the completion of treatment (SVR12) as well. TREKtx is conducting a second Phase 2a study of FDV and TD-6450, with and without RBV in patients with HCV genotype 1b. In the ongoing study, TREKtx reported that 14 out of 15 patients in the study arm containing RBV achieved SVR4.

Neprilysin (NEP) Inhibitor Program (TD-0714 and TD-1439)

        Neprilysin ("NEP") is an enzyme that degrades natriuretic peptides. These peptides play a protective role in controlling blood pressure and preventing cardiovascular tissue remodeling. Inhibiting NEP may result in clinical benefit for patients, including diuresis, control of blood pressure, and reversing maladaptive changes in the heart and vascular tissue in patients with congestive heart failure. Our primary objective is to develop a NEP inhibitor that could be used across a broad population of patients with cardiovascular and renal diseases, including acute and chronic heart failure and chronic kidney disease, including diabetic nephropathy. We aim to create a platform for multiple combination products with our NEP inhibitor with features that are differentiated from currently available products. Specifically, we intend to develop compounds that are non-renally cleared, dosed once-daily, dosed alone or in combination with other medicines and that may be dosed orally or intravenously.

TD-0714

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

        In March 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, single ascending dose ("SAD") study in healthy volunteers of our most advanced NEP inhibitor compound, TD-0714. The study was designed to assess the safety, tolerability and pharmacokinetics of TD-0714, as well as measure biomarker evidence of target engagement and the amount of the drug that is eliminated via the kidneys. Results from the SAD study of TD-0714 demonstrate that the compound achieved maximal and sustained levels of target engagement for 24 hours after a single-dose, supporting the drug's potential for once-daily dosing. Target engagement was measured by dose-related increases in the levels of cyclic GMP (cGMP, a well-precedented biomarker of NEP engagement). TD-0714 also demonstrated very low levels of renal elimination, as evidenced by intravenous microtracer testing technology, and a favorable tolerability profile. These results met our target product profile and provide confidence for future efficacy studies of TD-0714 in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

        In October 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, multiple ascending dose ("MAD") study in healthy volunteers of TD-0714. The findings from the MAD study were consistent with the Phase 1 randomized, double-blind, placebo-controlled, SAD study in healthy volunteers we completed in March 2016, demonstrating sustained target engagement, low levels of renal elimination, and a favorable tolerability profile. Findings from the studies support clinical progression of TD-0714, which potential studies are being evaluated in the context of our overall NEPi program.

TD-1439

        In September 2016, we progressed a second NEP inhibitor compound, TD-1439, which is structurally distinct from TD-0714, into Phase 1 randomized, double-blind, placebo-controlled, SAD and MAD studies in healthy volunteers. In February 2017, we announced favorable results from the Phase 1 SAD study. In this study, TD-1439 demonstrated characteristics consistent with our target product profile, including sustained 24-hour target engagement, low levels of renal elimination and a favorable tolerability profile. We expect to complete the Phase 1 MAD study in the first half of 2017.

        We are currently evaluating next steps for the compounds in our NEPi clinical program, including compound and formulation selection, potential combinations, study population, and timing.

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473 and TD-3504)

        JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis and myelofibrosis and have demonstrated therapeutic benefit for patients with ulcerative colitis. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases including ulcerative colitis.

TD-1473

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

        In June 2016, we completed a Phase 1 clinical study of TD-1473, an internally-discovered JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes. The primary objective of the study was to evaluate the safety and tolerability of single ascending and multiple ascending doses of TD-1473 in healthy volunteers. A key secondary objective of the trial was to characterize the pharmacokinetics of TD-1473, including the determination of the amount of TD-1473 that entered systemic circulation following oral administration. Data from the study demonstrated TD-1473 to be generally well tolerated. Study results also demonstrated that systemic exposures of TD-1473 were low relative to that reported for tofacitinib, a JAK inhibitor currently in development for ulcerative colitis. At steady state, the plasma exposures of TD-1473 were significantly lower than the plasma exposure of tofacitinib.

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

Phase 1b Study

        In October 2016, we announced dosing of the first patient in a Phase 1b clinical study of TD-1473 in patients with moderate to severe ulcerative colitis. The multi-center, randomized, double-blind, multi-dose, placebo-controlled study is designed to enroll 40 patients randomized to receive one of three doses of TD-1473 or placebo administered for 28 days in sequential fashion. The primary objectives of the study will include evaluation of the safety and tolerability of TD-1473 administered for 28 days, as well as assessment of the compound's plasma exposure following administration. A key secondary objective of the study will be the evaluation of the effect of TD-1473 on levels of a range of key ulcerative colitis biomarkers, including C-reactive protein and fecal calprotectin. Additionally, investigators are expected to evaluate a number of exploratory objectives, including changes in partial Mayo score and improvement in disease activity through endoscopic and histologic assessments. We expect data from the Phase 1b study in mid-2017. Also in October 2016, we announced that we had successfully completed the TD-1473 13-week toxicology studies, clearing the compound to progress to longer term clinical studies.

TD-3504

        In September 2016, we announced plans to progress a second compound, TD-3504, from our JAK inhibitor program. TD-3504 is an innovative prodrug of tofacitinib, an investigational JAK inhibitor in development for ulcerative colitis. TD-3504 is chemically distinct from TD-1473 and is designed to release active tofacitinib into the intestinal tract. In preclinical studies, TD-3504 demonstrated rapid formation of tofacitinib in the intestinal tract, reduction in disease activity score comparable to tofacitinib, and low systemic exposure in contrast to tofacitinib. We plan to initiate a Phase 1 study of TD-3504 in healthy volunteers and ulcerative colitis patients in the first half of 2017.

Selective 5-HT4 Agonist (TD-8954)

Takeda Collaborative Arrangement

        In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., a Delaware corporation ("Millennium") (the "Takeda Agreement"), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Prior to the Takeda Agreement, we developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance ("EFI") to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received FDA Fast Track designation. Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock Exchange (collectively with Millennium, "Takeda"). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success-based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

        We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Innoviva) relating to certain of the respiratory programs (the "GSK-Partnered Respiratory Programs") that Innoviva partnered with GSK and assigned to Theravance

Respiratory Company, LLC ("TRC") in connection with Innoviva's separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma (the "Spin-Off"). The GSK-Partnered Respiratory Programs consist primarily of the Closed Triple program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

"Closed Triple" or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

        The Closed Triple program seeks to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. If the Closed Triple is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties are upward-tiering from 6.5% to 10%. Previously, Innoviva and GSK announced the initiation of two global pivotal Phase 3 studies of the Closed Triple. The IMPACT study, which will enroll approximately 10,000 COPD patients, was initiated in July 2014. The IMPACT study will assess whether the Closed Triple can reduce the rate of moderate and severe exacerbations compared with two approved once-daily COPD treatments, RELVAR® ELLIPTA®/BREO® ELLIPTA® (FF/VI), an ICS/LABA combination, and ANORO® ELLIPTA® (UMEC/VI), a LAMA/LABA combination. The IMPACT study is ongoing and is expected to read out in 2017. The FULFIL study, which enrolled approximately 1,800 COPD patients was initiated in February 2015. In June 2016, GSK and Innoviva disclosed positive top-line results from the FULFIL study, in which data demonstrated superiority of the Closed Triple as compared to twice-daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health-related quality of life in COPD patients. In November 2016, GSK and Innoviva announced the filing of a New Drug Application ("NDA") in the U.S. for the Closed Triple for patients with COPD. In December 2016, GSK and Innoviva announced the filing of a Marketing Authorization Application ("MAA") in the EU for the Closed Triple for patients with COPD. In December 2016, GSK and Innoviva announced the initiation of the Phase 3 (CAPTAIN) study of the Closed Triple in patients with asthma. The CAPTAIN study is expected to read out in 2018.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

        GSK961081 ('081), also known as batefenterol, is an investigational, single-molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity that was discovered by us when we were part of Innoviva.

        If a single-agent MABA medicine containing '081 is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties range between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing '081 is commercialized only as a combination product, such as '081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, TRC is eligible to receive contingent milestone payments from GSK. The agreements allow for total milestones of up to $125.0 million for a single-agent medicine and an incremental $125.0 million for a combination medicine. Of these amounts, $112.0 million in potential milestones remain for a single-agent medicine, and $122.0 million remain for a combination medicine. In each case, we would be entitled to receive an 85% economic interest in any such payments.

Theravance Respiratory Company, LLC

        Prior to the June 1, 2014 separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma (the "Spin-Off"), Innoviva assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include the Closed Triple and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid ("ICS"), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

Our Strategy

        Our mission is to create value from a diverse and distinctive portfolio of assets: an approved product, a pipeline with assets at all stages of development, and a productive research platform designed for long-term growth. With our successful drug discovery and development track record, commercial infrastructure, experienced management team and efficient corporate structure, we believe that we are well positioned to create value for our shareholders and make a difference in the lives of patients.

        We follow these core guiding principles in our mission to drive value creation:

  •
  Focus on insight and innovation;

  •
  Outsource non-core activities;

  •
  Create and foster an integrated environment; and

  •
  Aggressively manage uncertainty.

        Our research and development activities are concentrated primarily on four therapeutic areas—infectious disease, respiratory, gastrointestinal disease and cardiovascular and renal disease—and we have established a commercial infrastructure focused primarily on the acute care setting. We manage our pipeline with the goal of optimizing program value and allocation of resources. We employ multiple strategies for commercialization of our products. Our approach may involve retaining product rights and marketing a product independently in the U.S., predominantly in the acute care setting, or we may partner a product to extend our commercial reach beyond the acute care setting, to expand our geographic reach, and/or to manage the financial risk associated with the program. Alternatively, we may monetize or divest an asset that we designate as outside our core business, where we believe the program is optimized by leveraging partner capabilities and removing or limiting our research and development costs.

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

        We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice ("cGMP") compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or drug product in a timely manner. Any inability to acquire sufficient quantities of API or drug product in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV.

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

        The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of a NDA. The NDA also must contain extensive manufacturing information. The Prescription Drug User Fee Act ("PDUFA") establishes timeframes for FDA review of NDAs, with a performance goal of reviewing and acting on 90 percent of priority new molecular entity ("NME") NDA submissions within 6 months of the 60-day filing date, and to review and act on 90 percent of standard NME NDA submissions within 10 months of the 60-day filing date. The 2007 Food and Drug Administration Amendments Act gave the FDA authority to require implementation of a formal Risk Evaluation and Management Strategy to ensure that the benefits of a product outweigh its risks. At the end of the review period, the FDA communicates either approval of the NDA or a complete response listing the application's deficiencies.

        Once approved, the FDA may withdraw the product approval if compliance with post-marketing regulatory standards is not maintained or if safety or quality issues are identified after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, sometimes referred to as Phase 4 studies, to monitor the safety and effectiveness of approved products, and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize products, withdraw approvals, enjoin violations, and initiate criminal prosecution.

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

United States Healthcare Reform

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the "Healthcare Reform Act"), substantially changed the way healthcare is financed by both governmental and private insurers, and impacts pricing and reimbursement with respect to our VIBATIV business, and any potential additional commercial operations. Moreover, legislative changes to the Healthcare Reform Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. For more information, see the risk factor under the heading "Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues" of this Annual Report on Form 10-K.

Pharmaceutical Pricing and Reimbursement

        We participate in and have certain price reporting obligations under the Medicaid Drug Rebate program. Our participation in the Medicaid Drug Rebate program is described in greater detail under the risk factor "If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects" of this Annual Report on Form 10-K.

        Our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. The reimbursement environment is described in greater detail under the risk factor "Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues" of this Annual Report on Form 10-K.

Fraud and Abuse Laws

        Our interactions and arrangements with customers and third-party payors are subject to applicable fraud and abuse laws. These laws and the related risks are described in greater detail under the risk factor "Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings" of this Annual Report on Form 10-K.

Data Privacy and Protection

        We are subject to laws and regulations that address privacy and data security. In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. These laws and related risks are described in greater detail under the risk factor "If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business" of this Annual Report on Form 10-K.

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

        As of December 31, 2016, we or one of our wholly-owned subsidiaries owned 434 issued United States patents and 1,681 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds along with methods of design, synthesis, selection and use relevant to multivalency in general and to our research and development programs in particular. In particular, our wholly-owned subsidiary Theravance Biopharma Antibiotics IP, LLC owns the following U.S. patents which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for telavancin: U.S. Patent No. 6,635,618 B2, expiring on September 11, 2023; U.S. Patent No. 6,858,584 B2, expiring on August 24, 2022; U.S. Patent No. 6,872,701 B2, expiring on June 5, 2021; U.S. Patent No. 7,008,923 B2, expiring on May 6, 2021; U.S. Patent No. 7,208,471 B2, expiring on May 1, 2021; U.S. Patent No. 7,351,691 B2, expiring on May 1, 2021; U.S. Patent No. 7,531,623 B2, expiring on January 1, 2027; U.S. Patent No. 7,544,364 B2, expiring on May 1, 2021; U.S. Patent No. 7,700,550 B2, expiring on May 1, 2021; U.S. Patent No. 8,101,575 B2, expiring on May 1, 2021; and U.S. Patent No. 8,158,580 B2, expiring on May 1, 2021. Thus, the last-to-expire patent currently listed in the Orange Book for telavancin expires on January 1, 2027.

        United States issued patents and foreign patents generally expire 20 years after filing. The patent rights relating to VIBATIV (telavancin) currently consist of United States patents that expire between 2019 and 2027, additional pending United States patent applications and counterpart patents and patent applications in a number of jurisdictions, including Europe. Additionally, our patent rights relating to revefenacin, velusetrag and TD-9855 currently include issued United States composition of matter patents that expire in 2025, 2025 and 2030, respectively (not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984), as well as additional issued United States patents, pending United States patent applications and counterpart patents and patent applications in a number of jurisdictions. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

        We are party to a license agreement with Janssen Pharmaceuticals ("Janssen") pursuant to which we have licensed rights under certain patents owned by Janssen covering an excipient used in the formulation of telavancin. Pursuant to the terms of this license agreement, we are obligated to pay royalties to Janssen based on any commercial sales of VIBATIV (telavancin). The license is terminable by us upon prior written notice to Janssen or upon an uncured breach or a liquidation event of one of the parties.

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

        Many of our competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery, development and commercialization to:

  •
  discover and develop medicines that are superior to other products in the market;

  •
  attract qualified scientific, product development and commercial personnel;

  •
  obtain patent and/or other proprietary protection for our medicines and technologies;

  •
  obtain required regulatory approvals;

  •
  commercialize approved products; and

  •
  successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

        VIBATIV (telavancin).    VIBATIV competes with vancomycin, linezolid and daptomycin, generic drugs that are manufactured by a variety of companies, as well as other drugs marketed to treat complicated skin and skin structure infections and hospital acquired and ventilator associated bacterial pneumonia caused by Gram-positive bacteria. In particular, daptomycin has recently become available as a generic product and we believe the outpatient setting has been particularly impacted by its availability. Currently marketed products include but are not limited to Sivextro® (tedizolid) marketed by Merck & Co., Inc.; Teflaro® (ceftaroline) and Dalvance™ (dalbavancin) marketed by Allergan; and Orbactiv™ (oritavancin) marketed by The Medicines Company. To compete effectively with these medicines, and in particular with the relatively inexpensive generic options of vancomycin, linezolid and daptomycin, we will need to demonstrate to physicians that, based on experience, clinical data, side effect profiles and other factors, VIBATIV is a preferred injectable Staphyloccocus aureus treatment for patients not likely to respond to other Staphyloccocus aureus therapies.

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

        "Closed Triple" or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol) and Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA).    If GSK successfully develops and brings to market an approved Closed Triple product, such product might compete with a number of other closed triple products that are currently under development. We believe that Chiesi Farmaceutici, AstraZeneca and Novartis all have closed triple products in late stage development for COPD and/or asthma. If GSK successfully develops and brings to market an approved MABA product, such product might compete with other MABA products that are currently under development such as AstraZeneca's AZD-8871, which is currently in Phase II studies for COPD, or dual LABA-LAMA combination products.

Research and Development

        We spent $141.7 million, $129.2 million, and $168.5 million on research and development, net of reimbursements from collaboration partners, for the years ended December 31, 2016, 2015, and 2014, respectively. Additional information regarding these expenditures is included in Note 1, "Description of Operations and Summary of Significant Accounting Policies," to our consolidated financial statements in this Annual Report on Form 10-K.

Employees

        As of December 31, 2016, we had 316 permanent employees, of which 185 were engaged in research and development activities. Of our 316 employees, 310 were located in the U.S. and six were located in Ireland. We consider our employee relations to be good.

Financial Information About Geographic Areas

        Information on our total revenues attributed to geographic areas and customers who represented at least 10% of our total revenues is included in Note 3, "Segment Information," to our consolidated financial statements in this Annual Report on Form 10-K.

Corporation Information

        Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. Theravance Biopharma began operating as an independent, publicly-traded company on June 2, 2014 following a spin-off from Innoviva, Inc. Our corporate address in the Cayman Islands is and principal executive office is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands and the address of our wholly-owned U.S. operating subsidiary Theravance Biopharma US, Inc. is 901 Gateway Boulevard, South San Francisco, California 94080. While Theravance Biopharma is incorporated under Cayman Island law, the Company became an Irish tax resident effective July 1, 2015. The address of our wholly-owned Irish operating subsidiary, Theravance Biopharma Ireland Limited, is Fitzwilliam Hall, Fitzwilliam Place, Dublin 2 Ireland.

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

ITEM 1A.    RISK FACTORS

RISKS RELATING TO THE COMPANY

        The risks described below and elsewhere in this Annual Report on Form 10-K and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

        First as part of Innoviva, Inc. (known as Theravance, Inc. prior to January 7, 2016), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC ("TRC") to achieve profitability. During the years ended December 31, 2016, 2015 and 2014, we recognized losses of $190.7 million, $182.2 million and $237.0 million, respectively, which are reflected in the Shareholders' Equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin) and, in anticipation of potential approval, revefenacin. In particular, to the extent we advance our product candidates into and through additional clinical studies without a partner, we will incur substantial expenses. We are also making additional investments in telavancin, our antibiotic that has been approved for certain difficult-to-treat infections. For example, in February 2015 we initiated a Phase 3 registrational study of telavancin for bacteremia and a patient registry study. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expanded medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. We are also making additional investments in revefenacin in anticipation of potential approval. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if, among other things:

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

        Other than revenues from sales of VIBATIV, our only approved medicine and potential payments under collaboration agreements, we do not expect to generate revenues from our programs for the foreseeable future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

        In the absence of substantial licensing payments, contingent payments or other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights, future revenues from VIBATIV and product candidates in development that receive regulatory approval or other sources of revenues, we will continue to incur operating losses and will require additional capital to execute our business strategy. The likelihood of reaching, and the time required to reach, and then to sustain, profitability are highly uncertain. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will ever be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

If additional capital is not available, we may have to curtail or cease operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

        Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress any additional product candidates into later-stage development on our own, our capital needs would increase substantially. We also are making significant investments in telavancin, our approved antibiotic, which increases our operating expenses. For example, in 2015 we initiated a Phase 3 registrational study of telavancin for bacteremia and our Telavancin Observational Use Registry ("TOUR"), a patient registry study. In addition, we maintain an independent sales and marketing organization and medical affairs team focused on the acute care setting and VIBATIV. We are also making additional investments in revefenacin in anticipation of potential approval. In 2016, we increased our anticipated operating loss, primarily because of accelerated enrollment in TOUR, increased investment in our neprilysin ("NEP") inhibitor program and increased funding for the development of our intestinally restricted pan-Janus kinase ("JAK") inhibitors.

        We may need to raise additional capital in the future to, among other things:

  •
  fund our discovery efforts and research and development programs;

  •
  fund our commercialization strategies for VIBATIV and any additional approved products;

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

        If we raise funds through the issuance of additional debt, including convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. The terms of our existing convertible senior notes do not restrict our ability to issue additional debt. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, since our Spin-Off in June 2014, we have raised an aggregate of $583.9 million through the sale of approximately 17.5 million shares and $230.0 million aggregate principal amount of 3.250% convertible senior notes due 2023 in a combination of private sale, public offerings and pursuant to our at-the-market offering program. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

        Furthermore, the terms of any additional debt securities we may issue in the future may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our share capital, or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.

Servicing our convertible senior notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Additionally, holders may require us to repurchase our convertible senior notes under certain circumstances, and we may not have sufficient cash to do so.

        Our ability to make interest or principal payments when due or to refinance the Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to satisfy our obligations under the Notes and any future indebtedness we may incur and to make necessary capital expenditures. We may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, which could result in a default on the Notes or future indebtedness.

        Additionally, holders of the Notes may have the right to require us to repurchase the Notes upon the occurrence of a "fundamental change" such as a change of control of our Company or the termination of trading of our ordinary shares, as defined in the indenture, as amended, governing the Notes. We may not have sufficient funds to repurchase the Notes in cash or have the ability to arrange necessary financing on acceptable terms. Our failure to repurchase the Notes when required would result in an event of default with respect to the Notes. Any acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

        We have collaborations with a number of third parties including Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfa Wassermann S.p.A. ("Alfa Wassermann") for velusetrag, Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, "Takeda") for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva's collaborations with GSK with respect to the GSK-Partnered Respiratory Programs and we received non-marketable equity securities in connection with our September 2015 licensing agreement with Trek Therapeutics, PBC. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and axelopran (TD-1211) for opioid-induced constipation and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV. Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates and could cause the price of our securities to fall.

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

        We have no access to confidential information regarding the progress of, or plans for, the GSK-Partnered Respiratory Programs, including the Closed Triple program and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our economic interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including the Closed Triple program and MABA program, encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

  •
  GSK deciding to delay or halt development of any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including the Closed Triple or GSK961081 ('081), the lead compound in the MABA program;

  •
  the U.S. Food and Drug Administration ("FDA") and/or other regulatory authorities determining that any of the studies under these programs do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to such programs;

  •
  safety, efficacy or other concerns arising from clinical or non-clinical studies in these programs;

  •
  any particular FDA requirements or changes in FDA policy or guidance regarding these programs; or

  •
  the emergence of new closed triple or other alternative therapies or any developments regarding these potentially competitive therapies, comparative price or efficacy of such potentially competitive therapies.

VIBATIV may not be broadly accepted by physicians, patients, third-party payors, or the medical community in general, which would have a material, adverse effect on our business.

        The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin (which accounts for a substantial majority of patient treatment days), linezolid and daptomycin, all relatively inexpensive generic drugs that are manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. If we are unable to demonstrate to physicians that, based on experience, clinical data, side effect profiles and other factors, VIBATIV is a preferred injectable treatment for treating the infections for which it is indicated, we may never generate significant revenue or profits from VIBATIV. In that case we may in the future reassess the VIBATIV business and respond in a number of ways which could include, for example, materially reducing our spending on commercialization and development efforts or other actions, any of which could cause the price of our securities to fall. Responding to ongoing challenges in the branded antibiotics market, we scaled back the size of our sales force in early 2017 and are allocating our resources with a focus on promotionally sensitive territories. In addition, if we fail to meet expectations about our net sales of VIBATIV and our VIBATIV commercialization strategy, the price of our securities could fall. For example, we reduced our projected U.S. net sales target for VIBATIV for 2015 more than once.

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

  •
  our customer mix;

  •
  any adverse developments or perceived adverse developments with respect to Pfizer, Inc. which may adversely impact our single source of supply for VIBATIV drug product;

  •
  any developments with, or comments by, the FDA or other regulatory agencies with respect to the manufacture, use or sale of VIBATIV;

  •
  our ability to complete our ongoing Phase 3 registrational study for use of telavancin in the treatment of patients with Staphylococcus aureus bacteremia, the timing of any such completion, and the results of this study;

  •
  our ability to remove VIBATIV from the List of "Antineoplastic and Other Hazardous Drugs in Healthcare Settings" published by the National Institute of Occupational Safety and Hazards (NIOSH);

  •
  the advantages and disadvantages of VIBATIV compared to alternative therapies;

  •
  our ability to find an EU commercialization partner for VIBATIV, which we have not had since August 2016 when we and Clinigen reached a mutual decision that Clinigen will return VIBATIV EU commercial rights to us;

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

  •
  the lack of complementary products offered by our sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

  •
  the reimbursement policies of government and third-party payors, including the amount of chargebacks and government rebates.

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

        VIBATIV was returned to us by Astellas Pharma Inc. ("Astellas"), our former VIBATIV collaboration partner, in January 2012, and Astellas is entitled to a ten-year, 1% royalty on future net sales of VIBATIV. On August 14, 2013, we (at the time with Innoviva) announced the reintroduction of VIBATIV to the U.S. market with the commencement of shipments into the wholesaler channel and we now maintain a VIBATIV sales force in the U.S. The risks of commercializing VIBATIV in the U.S. without a partner and commercializing any future products that we may choose to commercialize without a partner include:

  •
  costs and expenses associated with creating and maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, including third- party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue from VIBATIV or any future products for several years;

  •
  our unproven ability to retain effective sales and marketing personnel and medical science liaisons in the U.S.;

  •
  the unproven ability of our sales and marketing personnel to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV, or any future products, in appropriate clinical situations;

  •
  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

  •
  bearing the full costs of further U.S. development of telavancin, the compound that is the basis of VIBATIV.

        If we are not successful in maintaining an internal sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure, distribution capability and the ability to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV, or any future products, in appropriate clinical situations, we will have difficulty commercializing VIBATIV, or any future products, in the U.S., which would adversely affect our business and financial condition and the price of our securities could fall.

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

        Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway. If our ongoing clinical studies for our current product candidates, such as the Phase 3 development program for revefenacin for the treatment of COPD and the earlier stage clinical studies for our JAK inhibitor program or our NEP inhibitor program, are substantially delayed or fail to meet their designated end points, we could fail to receive regulatory approval for one or more of these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

        The FDA must approve any new medicine before it can be marketed and sold in the U.S. We will not obtain this approval for a product candidate unless and until the FDA approves a new drug application ("NDA"). We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. In addition, over the past decade, the FDA has implemented additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA's discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

        We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice ("cGMP") compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs only through approximately December 2017. We have manufactured additional VIBATIV drug product supply which is currently undergoing our internal quality review prior to release. We will not know whether this supply is suitable for release until we complete our internal quality review. If we are able to release this additional supply we would have sufficient quantities of VIBATIV drug product available to meet our anticipated needs through the fall of 2018. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. As recently publicly reported, Pfizer has received an FDA warning letter relating to a 2016 inspection of this facility. None of the lots cited in the warning letter are manufactured VIBATIV drug product. We also plan to have additional VIBATIV drug product manufactured for us at this facility in 2017. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product would adversely affect the commercialization of VIBATIV and our obligations to our partners, as well as our Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners. If either of these were to occur, our business would be harmed.

        Our previous VIBATIV commercialization partner (at the time with Innoviva) failed to maintain a reliable source of drug product supply which resulted in critical product shortages and, eventually, suspension of commercialization for well over a year. Our current agreement with Pfizer to supply VIBATIV drug product was entered into May 2012. In June 2013, the FDA approved Pfizer as a VIBATIV drug product manufacturer. On September 29, 2016, we amended our agreement with Pfizer to extend the term of the agreement to December 31, 2020. If our supply relationship with Pfizer terminates for any reason, we would need to arrange for the advance manufacture and purchase of drug product in order to manage the transition to a new supplier and such advance manufacturing and purchasing entails significant uncertainties, including the risk of purchasing excess or insufficient quantities relative to our future needs and the possible expiration of excess inventories. Any difficulties in continuing or transitioning our single source suppliers would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners and the price of our securities could fall.

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

        The U.S. labeling for VIBATIV contains a boxed warning. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings and FDA regulations prohibit the use of reminder advertising for VIBATIV. Further, based on its boxed warning, VIBATIV has been classified by the National Institute of Occupational Safety and Hazards (NIOSH) as a drug that represents a reproductive hazard. Beginning in mid-2018, hospitals and pharmacies that handle these classified drugs will be required to comply with a variety of procedures designed to promote patient safety, worker safety and environmental protection. We believe this classification of VIBATIV is erroneous and overstates the hazard presented to healthcare workers when handling VIBATIV, and we are working to remove VIBATIV from this list. If we fail to do so, however, the commercialization of VIBATIV could be adversely impacted as certain healthcare providers and institutions may not be in a position to comply with the additional handling requirements imposed by NIOSH.

        In addition, the VIBATIV labeling for hospital-acquired and ventilator associated bacterial pneumonia ("HABP/VABP") in the U.S. and the European Union ("EU") specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions add complexity to the marketing of VIBATIV.

        The FDA has also required that we evaluate the safety of VIBATIV use during pregnancy by developing and maintaining a prospective, observational pregnancy exposure registry study conducted in the United States. This postmarketing study remains ongoing and will continue through the end of 2019. In addition, the FDA has required that we comply with a risk evaluation and mitigation strategy ("REMS") to inform healthcare providers and patients of key risks via a communication plan. Healthcare providers periodically receive letters reminding them of the major potential risks associated with VIBATIV and patients receive a medication guide with each course of antibiotic use. The healthcare provider letter is also available on the product website. The REMS stipulates that we make assessments of the efficacy of these educational efforts and provide reports to FDA at specified intervals.

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

        We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the U.S. Department of Health and Human Services ("OIG") and other regulatory bodies with respect to VIBATIV, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

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

        For a discussion of the risk of generic competition to VIBATIV, please see the following risk factor below "If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets."

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned.

        We have an exclusive development and commercialization agreement with Alfa Wassermann for velusetrag, our lead compound in the 5 HT4 program, covering the EU, Russia, China, Mexico and certain other countries. The Alfa Wassermann agreement was assigned to us in the Spin-Off and provides research and development funding for the program under license. In October 2012, we (at the time with Innoviva) also entered into a research collaboration and license agreement with Merck & Co., Inc. ("Merck") to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease, which Merck terminated in September 2013. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with an indirect wholly-owned subsidiary of Takeda, in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Under the terms of the Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. In connection with these agreements, these parties have certain rights regarding the use of its patents and technology with respect to the compounds in our development programs, including development and marketing rights.

        We also have commercialization agreements with various partners for the commercialization of VIBATIV outside of the United States, including Canada, Middle East, North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma. On November 4, 2016, the European Commission authorized the transfer of the centralized marketing authorization for VIBATIV to our wholly-owned Irish subsidiary, Theravance Biopharma Ireland Limited. Therefore, we are now subject to all applicable EU regulatory obligations as the new marketing authorization holder of VIBATIV in the EU. We do not intend to commercialize VIBATIV in the EU without a partner. Therefore, if we fail to find a suitable partner to commercialize VIBATIV in the EU, we will not receive any product revenue from that region.

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

        Based on our review of publicly available filings, as of December 31, 2016, GSK beneficially owned approximately 18.3% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the "GSK-Innoviva Agreements") that may cause GSK's interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the EU is approved, GSK's diligent efforts obligations under the GSK-Innoviva Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Innoviva Agreements. Following such regulatory approval, GSK's commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK's commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Innoviva Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Innoviva Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Innoviva Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Although the actions GSK may take to acquire us are limited under our governance agreement with GSK (the "Governance Agreement"), this agreement will expire on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Innoviva Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva's post-Spin-Off operations as violating or allowing it to terminate the GSK-Innoviva Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Innoviva Agreements, the master agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall.

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

        We depend on independent clinical investigators, contract research and manufacturing organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical, laboratory and manufacturing practices ("GXPs") and other regulations as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations and practices in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

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

Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

        Worldwide economic conditions remain uncertain due to the election by the United Kingdom to withdraw from the European Union (often referred to as "Brexit"), new political leadership in the United States, current economic challenges in Asia and other disruptions to global and regional economies and markets. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. In addition, our operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our operations. These geopolitical, social and economic conditions could harm our business.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

        If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected. We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations. In addition, since we are a "large accelerated filer" rather than an "emerging growth company" (each as defined in the Exchange Act) as of December 31, 2016 our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting annually. If our independent registered public accounting firm is unable to attest to the effectiveness of our internal control over financial reporting, investor confidence in our reported results will be harmed and the price of our securities may fall. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

We have only been operating as a stand-alone entity since June 2, 2014 and therefore we have a limited history operating as an independent company upon which you can evaluate us.

        We have only been operating as a stand-alone entity since June 2, 2014 and therefore we have a limited operating history as an independent company upon which you can evaluate us. While our biopharmaceutical business has constituted a substantial part of the historic operations of Innoviva, we did not operate as a stand-alone company.

        In addition, our historical financial information prior to the Spin-Off does not necessarily reflect what our financial position, results of operations or cash flows would have been as a stand-alone company during the periods presented and is not necessarily indicative of our future financial position, future results of operations or future cash flows.

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

        We do not expect to be treated as a U.S. corporation under Section 7874 of the Code, because we do not believe that the assets contributed to us by Innoviva constituted "substantially all" of the properties of Innoviva (as determined on both a gross and net fair market value basis). However, the Internal Revenue Service ("IRS") may disagree with our conclusion on this point and assert that, in its view, the assets contributed to us by Innoviva did constitute "substantially all" of the properties of Innoviva. In addition, there could be legislative proposals to expand the scope of U.S. corporate tax residence and there could be changes to Section 7874 of the Code or the Treasury Regulations

promulgated thereunder that could apply retroactively and could result in Theravance Biopharma being treated as a U.S. corporation.

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

        We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the United States, the United Kingdom and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. Various factors may have favorable or unfavorable effects on our income tax rate including, but not limited to the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions such as the Cayman Islands and Ireland, together with intra-group transfer pricing agreements. Taxing authorities may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management's time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. We may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future which could result in reduced cash flows and have a material adverse effect on our business, financial condition and growth prospects.

We were a passive foreign investment company, or "PFIC," for 2014 but we believe that we are not a PFIC for 2015 and 2016, and we do not expect to be a PFIC for the foreseeable future.

        For U.S. federal income tax purposes, we generally would be classified as a PFIC for any taxable year if either (i) 75% or more of our gross income (including gross income of certain 25% or more owned corporate subsidiaries) is "passive income" (as defined for such purposes) or (ii) the average percentage of our assets (including the assets of certain 25% or more owned corporate subsidiaries) that produce passive income or that are held for the production of passive income is at least 50%. In addition, whether our company will be a PFIC for any taxable year depends on our assets and income over the course of each such taxable year and, as a result, cannot be predicted with certainty until after the end of the year.

        Based upon our assets and income during the course of 2014, we believe that our company and one of our company's wholly owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income during the course of 2015 and 2016, we do not believe that our company is a PFIC for 2015 or 2016. We do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our company is a PFIC that is included in the holding period of a U.S. holder, the U.S. holder is generally subject to additional U.S. federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma R&D, Inc. U.S. holders of our ordinary shares may have filed an election with respect to company shares held at any time during 2014 to be treated as owning an interest in a "qualified electing fund" ("QEF") or to "mark to market" their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. U.S. holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

        We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2016, we or one of our wholly-owned subsidiaries owned 434 issued United States patents and 1,681 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

        Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (ANDA) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA's finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting VIBATIV until at least 2027 that are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants could potentially submit "paragraph IV certifications" to FDA stating that such patents are invalid or will not be infringed by the applicant's product. We have not received any such paragraph IV notifications but if any competitors successfully challenge our patents, we would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the "Healthcare Reform Act"), is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the "donut hole"), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service's 340B drug pricing program, fraud and abuse and enforcement. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

        Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed below under the risk factor "—If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects." In particular, on February 1, 2016, the Centers for Medicare and Medicaid Services ("CMS"), the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the

Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

        Moreover, legislative changes to the Healthcare Reform Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

        In addition, there have been proposals to impose federal rebates on Medicare Part D drugs, requiring federally-mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted they could result in Theravance owing additional rebates, which could have a negative impact on revenues from sales of our products.

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

        The Healthcare Reform Act made significant changes to the Medicaid Drug Rebate program, such as expanding rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well and changing the definition of average manufacturer price. The Healthcare Reform Act also increased the minimum Medicaid rebate; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount at 100% of the average manufacturer price. Finally, the Healthcare Reform Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government.

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

        Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The Healthcare Reform Act expanded the list of covered entities to include certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The 340B ceiling price is calculated using a statutory formula based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Healthcare Reform Act and CMS's final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.

        The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration ("HRSA"), the federal agency that administers the 340B program, recently initiated the process of updating the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. In 2015, HRSA issued proposed omnibus guidance that addresses many aspects of the 340B program, and in August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process for the 340B program. It is unclear when or whether the guidance or regulation will be released in final form under the Trump Administration. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The Trump Administration has directed that this regulation, which was slated to become effective March 6, 2017, be temporarily delayed until March 21, 2017, and the regulation could be subject to further delay or other modification. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the

340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

        In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the VA, Department of Defense, Public Health Service, and Coast Guard (the "Big Four agencies") and certain federal grantees, we are required to participate in the Department of Veterans Affairs ("VA") Federal Supply Schedule ("FSS") pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make VIBATIV available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price ("FCP"), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the "non-federal average manufacturer price" ("Non-FAMP"), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $178,156 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

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

        We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HIPAA"). Although we are not directly subject to HIPAA—other than potentially with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA—covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient's information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

        EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Switzerland has adopted similar restrictions. Data protection authorities from the different EU Member States may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the U.S., a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the U.S. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-U.S. "Privacy Shield." On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. U.S. companies have been able to certify to the U.S. Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016.

        On September 16, 2016, the Irish privacy advocacy group Digital Rights Ireland brought an action for annulment of the EC decision on the adequacy of the Privacy Shield before the European Court of Justice (Case T-670/16). Case T-670/16 is still pending before the Court. If, however, the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. U.S.-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the EU Data Protection Directive. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. In December 2015, a proposal for an EU General Data Protection Regulation, intended to replace the current EU Data Protection Directive, was agreed between the European Parliament, the Council of the European Union and the European Commission. The EU General Data Protection Regulation entered into force on May 24, 2016 and will apply from May 25, 2018. The Regulation will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

        Healthcare providers, physicians, distributors and third-party payors play a primary role in the distribution, recommendation and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

  •
  The federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient assistance programs.

  •
  The federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the company's marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement. As a result of a recent interim final rule issued by the Department of Justice (DOJ), the penalties assessed after August 1, 2016 for violations occurring after November 2, 2015 will increase to per claim or statement penalties of $10,781 to $21,563. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

  •
  The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, imposes annual reporting requirements on certain manufacturers of drugs, devices, or biologics for payments and other transfers of value by them, directly or indirectly, to physicians (including physician family members) and teaching hospitals, as well as ownership and investment interests held by physicians. A manufacturer's failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for "knowing failures." Manufacturers must submit reports by the 90th day of each calendar year.

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

        Our ordinary shares began trading on June 3, 2014, and the market price for our shares has and may continue to fluctuate widely, and may result in substantial losses for purchasers of our ordinary shares. To date, there is limited securities analyst coverage of our company. Limited securities analyst coverage of our company and shares is likely to reduce demand for our shares from potential investors, which likely will reduce the market price for our shares. To the extent that historically low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled "—Concentration of ownership will limit your ability to influence corporate matters," a number of shareholders hold large concentrations of our shares which, if sold within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

  •
  any adverse developments or results or perceived adverse developments or results with respect to our key clinical programs (for example, revefenacin or our JAK inhibitor program), including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

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

  •
  any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

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

  •
  the sale of large concentrations of our shares within a relatively short timeframe;

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

        Based on our review of publicly available filings, as of December 31, 2016 GSK beneficially owned approximately 18.3% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.8% of our outstanding ordinary shares. Based on our review of publicly available filings, as of December 31, 2016 our three largest shareholders other than GSK collectively owned approximately 50% of our outstanding ordinary shares. GSK also has a right to maintain its percentage ownership in our company under the Governance Agreement, including by participating in offerings of our ordinary shares or securities convertible into our shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

We do not anticipate paying any cash dividends on our capital shares in the foreseeable future; as a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain for the foreseeable future.

        We have never declared or paid cash dividends on our capital shares. We do not anticipate paying any cash dividends on our capital shares in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, the terms of any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our ordinary shares. As a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain for the foreseeable future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal physical properties in the U.S. consist of approximately 150,000 square feet of office and laboratory space leased in two buildings in South San Francisco, California. The lease expires in May 2020 and we may extend the terms for two additional five-year periods. Our Irish subsidiary operates from approximately 1,000 square feet of leased office space in Dublin, Ireland. We believe our current space is sufficient for our needs.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our ordinary shares have traded on The NASDAQ Global Market under the symbol "TBPH" since June 3, 2014. Prior to this date, there was no public market for our ordinary shares. The following table sets forth the high and low closing prices of our ordinary shares on a per share basis for the periods indicated and as reported on The NASDAQ Global Market:

Calendar Quarter	High	Low
2016
Fourth Quarter	$38.58	$24.57
Third Quarter	36.97	22.26
Second Quarter	24.20	17.45
First Quarter	18.80	13.35
2015
Fourth Quarter	$19.51	$11.13
Third Quarter	14.80	10.88
Second Quarter	18.63	12.57
First Quarter	21.73	14.70
2014
Fourth Quarter	$23.19	$13.33
Third Quarter	33.99	23.05
Second Quarter (beginning June 3)	34.87	23.51

        As of January 31, 2017, there were 106 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

        We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our ordinary shares and do not intend to declare or pay cash dividends on our ordinary shares in the foreseeable future.

Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Options	1,537,173	$26.51	1,080,788
Restricted shares	3,609,118	n/a	n/a
Employee share purchase plan	n/a	n/a	1,064,367

Equity compensation plans approved by security holders	5,146,291	$26.51	2,145,155
Options	693,622	$18.06	23,824

Equity compensation plans not approved by security holders	693,622	$18.06	23,824

Total	5,839,913	$23.88	2,168,979

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

        Additional information regarding share-based compensation is included in Note 1, "Description of Operations and Summary of Significant Accounting Policies," and Note 8, "Share-Based Compensation," to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Share Performance Graph

        The graph set forth below compares the cumulative total shareholder return on our ordinary shares for the period commencing on June 3, 2014, the date on which our ordinary shares began trading on The NASDAQ Global Market, through December 31, 2016, with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the NYSE Arca Pharmaceutical Index (previously labeled as the NASDAQ Pharmaceutical Index) and (iii) the NASDAQ Biotechnology Index over the same period. This graph assumes the investment of $100 on June 3, 2014 in each of (1) our ordinary shares, (2) the NASDAQ Composite Index, (3) the NYSE Arca Pharmaceutical Index and (4) the NASDAQ Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our ordinary shares.

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

 COMPARISON OF CUMULATIVE TOTAL RETURN*
Among Theravance Biopharma, Inc., the NASDAQ Composite Index,
the NYSE Arca Pharmaceutical Index and the NASDAQ Biotechnology Index

ITEM 6.    SELECTED FINANCIAL DATA

        The selected consolidated summary financial data below should be read in conjunction with Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8, "Financial Statements and Supplementary Data", in this Annual Report on Form 10-K.

        The following table sets forth certain summary historical financial information as of and for each of the years in the five-year period ended December 31, 2016, which have been derived from our (i) audited consolidated financial statements as of December 31, 2016, and 2015 and for the years ended December 31, 2016, 2015, and 2014, which are included in this Annual Report, (ii) audited combined financial statements as of December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013, and 2012, which are not included in this Annual Report. In our opinion, the summary historical financial information derived from our unaudited combined financial statements is presented on a basis consistent with the information in our audited consolidated financial statements. The summary historical financial information may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the periods presented or of our future performance as an independent company.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Product sales	$17,603	$9,408	$4,418	$—	$—
Revenue from collaborative arrangements(1)	31,045	32,718	7,270	226	130,145

Total revenue	48,648	42,126	11,688	226	130,145
Costs and expenses:
Cost of goods sold(2)	2,894	4,657	4,058	—	—
Research and development	141,712	129,165	168,522	120,579	113,995
Selling, general and administrative	84,509	90,203	71,647	35,931	25,725

Total costs and expenses(3)	229,115	224,025	244,227	156,510	139,720
Loss from operations	(180,467)	(181,899)	(232,539)	(156,284)	(9,575)
Interest expense	(1,404)	—	—	—	—
Interest and other income	1,312	631	1,865	—	—

Loss before income taxes	(180,559)	(181,268)	(230,674)	(156,284)	(9,575)
Provision for income taxes	10,110	951	6,364	—	—

Net loss	$(190,669)	$(182,219)	$(237,038)	$(156,284)	$(9,575)

Basic and diluted net loss per share	$(4.26)	$(5.34)	$(7.46)	$(4.92)	$(0.30)
Shares used to compute basic and diluted net loss per share(4)	44,711	34,150	31,755	31,741	31,741

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA
Cash, cash equivalents and marketable securities(5)	$592,661	$215,294	$306,010	$—	$—
Working capital	479,235	188,002	234,114	(22,747)	(11,837)
Total assets	639,254	300,116	337,771	25,177	20,962
Convertible senior notes, net	222,676	—	—	—	—
Accumulated deficit	(512,225)	(321,556)	(139,337)	—	—
Parent company deficit	—	—	—	(17,035)	(6,990)
Total shareholders' equity and parent company deficit	350,231	243,065	289,787	(17,035)	(6,990)

(1)
In 2012, there was an acceleration of deferred revenue of $125.8 million from our global collaboration agreement with Astellas Pharma Inc. ("Astellas") for the development and commercialization of VIBATIV, which resulted from the termination of the Astellas agreement in January 2012.

(2)
For the year ended December 31, 2016, cost of goods sold includes charges of $0.3 million for the write-down of excess inventory primarily related to the discontinued sale of VIBATIV 250 mg vials. For the years ended December 31, 2015 and 2014, cost of goods sold includes charges of

  $1.9 million and $2.9 million, respectively, for the write-down of VIBATIV inventory due to the dating of the product.

(3)
The following table discloses the allocation of share-based compensation expense included in total operating expenses:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Research and development	$20,202	$25,770	$21,191	$15,444	$13,192
Selling, general and administrative	20,967	28,280	22,043	7,032	8,131

Total share-based compensation	$41,169	$54,050	$43,234	$22,476	$21,323

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's Discussion and Analysis ("MD&A") is intended to facilitate an understanding of our business and results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, our operating expenses, and future payments under our collaboration agreements, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled "Risk Factors" in Item 1A of Part I above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See the section entitled "Special Note regarding Forward-Looking Statements" above for more information.

Management Overview

        Theravance Biopharma, Inc. ("Theravance Biopharma") is a diversified biopharmaceutical company with the core purpose of creating medicines that help improve the lives of patients suffering from serious illness.

        Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist ("LAMA") being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease ("COPD"). Our neprilysin ("NEP") inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop intestinally restricted pan-Janus kinase ("JAK") inhibitors for the treatment of a range of inflammatory intestinal diseases.

        In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates ("GSK") pursuant to its agreements with Innoviva, Inc. ("Innoviva") (known as Theravance, Inc. prior to January 7, 2016) relating to certain drug development programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (the "Closed Triple"), currently in development for the treatment of COPD and asthma.

        In 2016, our net loss was $190.7 million, an increase of $8.5 million from $182.2 million in 2015. Our research and development expenses were $141.7 million in 2016, an increase of $12.5 million from $129.2 million in 2015, primarily driven by costs associated with the progression of our priority programs. Our selling, general and administrative expenses were $84.5 million in 2016, a decrease of $5.7 million from $90.2 million in 2015, primarily due a decrease in share-based compensation expense. Cash, cash equivalents, and marketable securities, excluding restricted cash, totaled $592.7 million on December 31, 2016.

        Theravance Biopharma was incorporated in the Cayman Islands in July 2013 and became an independent, publicly-traded company on June 2, 2014 as a result of a pro rata dividend distribution by

Innoviva of one ordinary share of Theravance Biopharma for every three and one half shares of Innoviva common stock outstanding (the "Spin-Off"). While we are incorporated under Cayman Island law, we became an Irish tax resident effective July 1, 2015.

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

Program Highlights

VIBATIV® (telavancin)

        VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant ("MRSA") strains. VIBATIV is approved in the U.S. for the treatment of adult patients with complicated skin and skin structure infections ("cSSSI") caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia ("HABP"/ "VABP") caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV is indicated in the European Union ("EU") for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. VIBATIV is also indicated in Canada and Russia for cSSSI and HABP and VABP caused by Gram-positive bacteria, including MRSA.

        Our focused acute care sales force currently markets VIBATIV in the U.S., and we maintain an independent sales, marketing, and medical affairs team. Outside of the U.S., our strategy is to market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies—Canada, Middle East and North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen Group ("Clinigen") reached a mutual decision for Clinigen to return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma. On November 4, 2016, the European Commission approved the transfer of the centralized marketing authorization for VIBATIV from Clinigen to our wholly-owned Irish subsidiary, Theravance Biopharma Ireland Limited. We are in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU.

Supplemental New Drug Application (sNDA) for Concurrent Staphylococcus aureus Bacteremia

        In May 2016, we announced approval of our sNDA by the Food and Drug Administration ("FDA") allowing for the addition of new clinical data to the VIBATIV label concerning concurrent bacteremia in cases of HABP/VABP and cSSSI. The sNDA submission was based on the combined data from our previously conducted pivotal trials of VIBATIV in its two approved indications—cSSSI (ATLAS I and ATLAS II) and HABP/VABP (ATTAIN I and ATTAIN II). The trials were large, multi-center, multi-national, double-blind, randomized Phase 3 clinical studies enrolling and treating 3,370 adult patients, including a portion of patients with concurrent bacteremia. Importantly, these studies involved two of the largest cohorts of patients ever studied in these diseases and included one of the largest cohorts of patients with MRSA infections studied to date. Separately, we are conducting a Phase 3 registrational study in patients with Staphylococcus aureus bacteremia.

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

Telavancin Observational Use Registry ("TOURTM") Study

        Initiated in February 2015, the 1,000-patient TOURTM study is designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients. By broadly collecting and examining data related to VIBATIV treatment patterns, as well as clinical and safety outcomes in the real world, we aim to create an expansive knowledge base to guide future development and optimal use of the drug. In February 2017, we announced that enrollment in the TOURTM study was complete.

        In October 2016, we announced interim data from the TOURTM study. An initial review of data from the first 200 patients enrolled in TOUR demonstrate clinical response rates of 74% in a range of difficult-to-treat infection types including HABP/VABP, cSSSI, bone and joint infections and bacteremia. Results show 17% of the first 200 patients were considered non-evaluable with 9% deemed to have failed treatment. Clinical response was defined as cure or improvement leading to step-down oral therapy.

        In January 2017, we announced interim data from the TOURTM study, focused on a subset of registry patients with diagnoses of bacteremia or infective endocarditis. Data demonstrated positive clinical responses in 64% of patients, with 7% of patients failing treatment and 29% considered non-evaluable. Positive clinical response was defined as cure or improvement leading to step-down oral therapy.

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

Mylan Collaboration

        In January 2015, Mylan Ireland Limited ("Mylan") and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV. Funding of the Phase 3 development program by Mylan strengthens our capital position and enhances our financial flexibility to advance other high-value pipeline assets alongside revefenacin.

        Under the terms of the Mylan Development and Commercialization Agreement (the "Mylan Agreement"), Mylan and we are co-developing nebulized revefenacin for COPD and other respiratory diseases. We are leading the U.S. Phase 3 development program and Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application, after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement (65% Mylan/35% Theravance Biopharma). Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

        Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of December 31, 2016, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the EU. We do not expect to earn any milestone payments from Mylan in 2017.

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

        In October 2016, we announced positive top line results from the two replicate Phase 3 efficacy studies of revefenacin in more than 1,250 moderate to very severe COPD patients. Both Phase 3 efficacy studies met their primary endpoints, demonstrating statistically significant improvements over placebo in trough forced expiratory volume in one second (FEV1) after 12 weeks of dosing for each of the revefenacin doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In addition to the two efficacy studies, the safety study has enrolled more than 1,050 patients and is expected to be completed in mid-2017. Together, the three studies enrolled approximately 2,300 patients. Should results from the safety study be supportive, we expect to file a new drug application for revefenacin with the FDA by the end of 2017.

Velusetrag (TD-5108)

        Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag is being developed in collaboration with Alfa Wassermann S.p.A. ("Alfa Wassermann") in a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis. Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014. In March 2015, we initiated a Phase 2b study of velusetrag for the treatment of patients with gastroparesis. The 200-patient study is a multi-center, double-blind, randomized, placebo-controlled, parallel-group trial which will explore the efficacy and safety of multiple doses of velusetrag in patients with diabetic or idiopathic gastroparesis. The twelve-week study will test three doses: 5, 15, and 30 mg administered once-daily. The primary endpoint will be the effect of velusetrag on symptoms in subjects with gastroparesis. The study will also evaluate the effect of velusetrag on gastric emptying, and the psychometric properties of the Gastroparesis Rating Scale, a daily patient-reported outcome measure. In February 2017, we announced the completion of enrollment in the study. We currently expect results from the Phase 2b study in mid-2017. Pursuant to our agreement with Alfa Wassermann, the first Phase 2 study was, and the majority of the Phase 2b study is, funded by Alfa Wassermann.

        In December 2016, the FDA granted Fast Track designation to velusetrag for the treatment of symptoms associated with idiopathic and diabetic gastroparesis. The FDA's Fast Track program was established to facilitate the development and expedite the review of drugs with the potential to treat serious conditions and address an unmet medical need.

TD-9855

        TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (NSRI). TD-9855 completed a Phase 2 study in patients with fibromyalgia, demonstrating statistically significant and clinically meaningful improvements in pain and core symptoms at the highest dose tested compared to placebo. We are assessing the potential use of TD-9855 in neurogenic orthostatic hypotension (nOH), and in May 2016, we initiated a Phase 2a study of TD-9855 in this indication. The 30 patient study is a randomized, two-part, single- and double-blind trial conducted in male and female subjects with nOH to evaluate the effect of TD-9855 in improving symptoms of nOH. The Phase 2a study is designed to evaluate postural changes in blood pressure, symptom reduction, and safety and tolerability. In February 2017, we announced our plan to amend the protocol of the Phase 2a study to allow patients who respond to continue beyond a single dose. We currently expect to complete the extended Phase 2a study by the end of 2017.

Oral Peripherally-Acting Mu Opioid Receptor Antagonist—Axelopran (TD-1211)

OIC Program

        Axelopran is an investigational, once-daily, oral peripherally-active mu opioid receptor antagonist for opioid- induced constipation ("OIC"). The axelopran Phase 2 program demonstrated a clinically meaningful treatment effect in OIC patients compared to placebo. The goal for this program is to demonstrate the ability to normalize bowel function without impacting analgesia and improve a variety of GI symptoms associated with constipation, which could provide axelopran with a competitive advantage in the OIC market if demonstrated in Phase 3 studies and approved by regulatory authorities. We have developed a patient reported outcomes tool designed to measure patient symptoms which would be used in a Phase 3 registrational program and potentially generate data that could differentiate the product from the competition.

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

NS5A Inhibitor—TD-6450

        TD-6450 is a multivalent NS5A inhibitor. TD-6450 has successfully completed Phase 1 studies in both healthy volunteers and hepatitis C virus ("HCV") patients. In September 2015, we entered into a licensing agreement with Trek Therapeutics, PBC ("TREKtx") (the "TREKtx Agreement") granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of TD-6450 as a component in combination HCV products (the "HCV Products"). Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx's Series A preferred stock and will be eligible to receive future royalties based on net sales of the HCV Products. In October 2015, TREKtx initiated an open-label Phase 2a clinical trial to evaluate faldaprevir ("FDV"), an HCV protease inhibitor, combined with TD-6450 and ribavirin ("RBV") in patients infected with HCV genotype 4. In September 2016, TREKtx announced interim data from the study that showed the sustained viral response (SVR) rate four weeks after the completion of treatment (SVR4) was 100% (16 of 16) in treatment naïve patients with chronic genotype 4 HCV who received 120 mg of FDV and RBV in combination with 60 mg or 120 mg of TD-6450 for 12 weeks. In February 2017, TREKtx announced that 100% of these patients (16 of 16) had maintained SVR at twelve weeks after the completion of treatment (SVR12) as well. TREKtx is conducting a second Phase 2a study of FDV and TD-6450, with and without RBV in patients with HCV genotype 1b. In the ongoing study, 14 out of 15 patients in the study arm containing RBV achieved SVR4.

Neprilysin (NEP) Inhibitor Program (TD-0714 and TD-1439)

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

Our primary objective is to develop a NEP inhibitor that could be used across a broad population of patients with cardiovascular and renal diseases, including acute and chronic heart failure and chronic kidney disease, including diabetic nephropathy. We aim to create a platform for multiple combination products with our NEP inhibitor with features that are differentiated from currently available products. Specifically, we intend to develop compounds that are non-renally cleared, dosed once-daily, dosed alone or in combination with other medicines and that may be dosed orally or intravenously.

TD-0714

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

        In March 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, single ascending dose ("SAD") study in healthy volunteers of our most advanced NEP inhibitor compound, TD-0714. The study was designed to assess the safety, tolerability and pharmacokinetics of TD-0714, as well as measure biomarker evidence of target engagement and the amount of the drug that is eliminated via the kidneys. Results from the SAD study of TD-0714 demonstrate that the compound achieved maximal and sustained levels of target engagement for 24 hours after a single-dose, supporting the drug's potential for once-daily dosing. Target engagement was measured by dose-related increases in the levels of cyclic GMP (cGMP, a well-precedented biomarker of NEP engagement). TD-0714 also demonstrated very low levels of renal elimination, as evidenced by intravenous microtracer testing technology, and a favorable tolerability profile. These results met our target product profile and provide confidence for future efficacy studies of TD-0714 in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

        In October 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, multiple ascending dose ("MAD") study in healthy volunteers of TD-0714. The findings from the MAD study were consistent with the Phase 1 randomized, double-blind, placebo-controlled, SAD study in healthy volunteers we completed in March 2016, demonstrating sustained target engagement, low levels of renal elimination, and a favorable tolerability profile. Findings from the studies support clinical progression of TD-0714, which potential studies are being evaluated in the context of our overall NEPi program.

TD-1439

        In September 2016, we progressed a second NEP inhibitor compound, TD-1439, which is structurally distinct from TD-0714, into Phase 1 randomized, double-blind, placebo-controlled, SAD and MAD studies in healthy volunteers. In February 2017, we announced favorable results from the Phase 1 SAD study. In this study, TD-1439 demonstrated characteristics consistent with our target product profile, including sustained 24-hour target engagement, low levels of renal elimination and a favorable tolerability profile. We expect to complete the Phase 1 MAD study in the first half of 2017.

        We are currently evaluating next steps for the compounds in our NEPi clinical program, including compound and formulation selection, potential combinations, study population, and timing.

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473 and TD-3504)

        JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis and myelofibrosis and have demonstrated therapeutic benefit for patients with ulcerative colitis. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases including ulcerative colitis.

TD-1473

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

        In June 2016, we completed a Phase 1 clinical study of TD-1473, an internally-discovered JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes. The primary objective of the study was to evaluate the safety and tolerability of single ascending and multiple ascending doses of TD-1473 in healthy volunteers. A key secondary objective of the trial was to characterize the pharmacokinetics of TD-1473, including the determination of the amount of TD-1473 that entered systemic circulation following oral administration. Data from the study demonstrated TD-1473 to be generally well tolerated. Study results also demonstrated that systemic exposures of TD-1473 were low relative to that reported for tofacitinib, a JAK inhibitor currently in development for ulcerative colitis. At steady state, the plasma exposures of TD-1473 were significantly lower than the plasma exposure of tofacitinib.

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

Phase 1b Study

        In October 2016, we announced dosing of the first patient in a Phase 1b clinical study of TD-1473 in patients with moderate to severe ulcerative colitis. The multi-center, randomized, double-blind, multi-dose, placebo-controlled study is designed to enroll 40 patients randomized to receive one of three doses of TD-1473 or placebo administered for 28 days in sequential fashion. The primary objectives of the study will include evaluation of the safety and tolerability of TD-1473 administered for 28 days, as well as assessment of the compound's plasma exposure following administration. A key secondary objective of the study will be the evaluation of the effect of TD-1473 on levels of a range of key ulcerative colitis biomarkers, including C-reactive protein and fecal calprotectin. Additionally, investigators are expected to evaluate a number of exploratory objectives, including changes in partial Mayo score and improvement in disease activity through endoscopic and histologic assessments. We expect data from the Phase 1b study in mid-2017. Also in October 2016, we announced that we had successfully completed the TD-1473 13-week toxicology studies, clearing the compound to progress to longer term clinical studies.

TD-3504

        In September 2016, we announced plans to progress a second compound, TD-3504, from our JAK inhibitor program. TD-3504 is an innovative prodrug of tofacitinib, an investigational JAK inhibitor in development for ulcerative colitis. TD-3504 is chemically distinct from TD-1473 and is designed to release active tofacitinib into the intestinal tract. In preclinical studies, TD-3504 demonstrated rapid formation of tofacitinib in the intestinal tract, reduction in disease activity score comparable to tofacitinib, and low systemic exposure in contrast to tofacitinib. We plan to initiate a Phase 1 study of TD-3504 in healthy volunteers and ulcerative colitis patients in the first half of 2017.

Selective 5-HT4 Agonist (TD-8954)

Takeda Collaborative Arrangement

        In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., a Delaware corporation ("Millennium") (the "Takeda Agreement"), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Prior to the Takeda Agreement, we developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance ("EFI") to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received FDA Fast Track designation. Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock Exchange (collectively with Millennium, "Takeda"). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success-based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

        We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Innoviva) relating to certain of the respiratory programs (the "GSK-Partnered Respiratory Programs") that Innoviva partnered with GSK and assigned to Theravance Respiratory Company, LLC ("TRC") in connection with Innoviva's separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma (the "Spin-Off"). The GSK-Partnered Respiratory Programs consist primarily of the Closed Triple program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

"Closed Triple" or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

        The Closed Triple program seeks to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. If the Closed Triple is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties are upward-tiering from 6.5% to 10%. Previously, Innoviva and GSK announced the initiation of two global pivotal Phase 3 studies of the Closed Triple. The IMPACT study, which will enroll approximately 10,000 COPD patients, was initiated in July 2014. The IMPACT study will assess whether the Closed Triple can reduce the rate of moderate and severe exacerbations compared with two approved once-daily COPD treatments, RELVAR® ELLIPTA®/BREO® ELLIPTA® (FF/VI), an ICS/LABA combination, and ANORO® ELLIPTA® (UMEC/VI), a LAMA/LABA combination. The IMPACT study is ongoing and is expected to read out in 2017. The FULFIL study, which enrolled approximately 1,800 COPD patients was initiated in February 2015. In June 2016, GSK and Innoviva disclosed positive top-line results from the FULFIL study, in which data demonstrated superiority of the Closed Triple as compared to twice-daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health-related quality of life in COPD patients. In November 2016, GSK and Innoviva announced the filing of a New Drug Application ("NDA") in the U.S. for the Closed Triple for patients with COPD. In December 2016, GSK and Innoviva announced the filing of a Marketing Authorization Application ("MAA") in the EU for the Closed Triple for patients with COPD. In December 2016, GSK and Innoviva announced the initiation of the Phase 3 (CAPTAIN) study of the Closed Triple in patients with asthma. The CAPTAIN study is expected to read out in 2018.

Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (MABA)

        GSK961081 ('081), also known as batefenterol, is an investigational, single-molecule bifunctional bronchodilator with both muscarinic antagonist and beta2 receptor agonist activity that was discovered by us when we were part of Innoviva.

        If a single-agent MABA medicine containing '081 is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties range between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing '081 is commercialized only as a combination product, such as '081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing '081 is successfully developed and commercialized in multiple regions of the world, TRC is eligible to receive contingent milestone payments from GSK. The agreements allow for total milestones of up to $125.0 million for a single-agent medicine and an incremental $125.0 million for a combination medicine. Of these amounts, $112.0 million in potential milestones remain for a single-agent medicine, and $122.0 million remain for a combination medicine. In each case, we would be entitled to receive an 85% economic interest in any such payments.

Theravance Respiratory Company, LLC

        Prior to the June 1, 2014 separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma (the "Spin-Off"), Innoviva assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include the Closed Triple and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid ("ICS"), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

Basis of Historical Presentation

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

Product Sales

        In the U.S., we make VIBATIV available through a limited number of distributors who sell VIBATIV to healthcare providers. Title and risk of loss transfer upon receipt by these distributors. Outside of the U.S., we make VIBATIV available through a limited number of collaborative partners who sell VIBATIV in their respective geographies.

        Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management's estimates that consider payor mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product-specific data provided by the distributors. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

        Chargebacks and Government Rebates:    For VIBATIV sales in the U.S., we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service ("PHS") as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such healthcare providers and our expectation about future utilization rates. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the consolidated balance sheets. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

        Distribution Fees:    We have contracts with our distributors in the U.S. that include terms for distribution-related fees. We determine distribution-related fees based on a percentage of the product sales price, and we record the distribution fees as an allowance against accounts receivable.

        Product Returns:    We offer our distributors a right to return product purchased directly from us, which is principally based upon the product's expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV experienced by Innoviva's former collaborative partner, Astellas Pharma Inc. ("Astellas"), rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as accrued other liabilities.

        Allowance for Doubtful Accounts:    We record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on our history, we deem the risk of loss associated with these receivables to be low. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts related to customer payments.

        Our reserve activity for sales allowances, discounts and chargebacks is summarized as follows:

(In thousands)	Balance at Beginning of Period	Charges	Deductions	Balance at End of Period
Year ended December 31, 2015:
Sales allowances, discounts and chargebacks	$160	$3,049	$(2,451)	$758
Year ended December 31, 2016:
Sales allowances, discounts and chargebacks	$758	$6,337	$(6,316)	$779

        There were no material changes in reserve estimates relating to the prior periods.

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

        We assess our inventory levels quarterly and write-down inventory that is expected to be at risk for expiration, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. This assessment requires management to utilize judgement in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions.

        When we recognize a loss on such inventory, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for the products making up that inventory. In 2016, we recognized charges of $0.3 million for the write-down of excess inventory, and in 2015 and 2014, we recognized charges of $1.9 million and $2.9 million, respectively, to write-down inventory due to dating of the product. Finished goods is the portion of our inventory that is most at risk for product dating issues and the carrying value of our finished goods inventory was $3.5 million as of December 31, 2016. In order to realize the value of our recorded inventory, we will be dependent upon continued increases in the sales volumes of VIBATIV. Refer to Note 6, "Inventories," to the consolidated financial statements appearing in this Annual Report on Form 10-K for further information regarding the components of our inventories.

Income Taxes

        The provision for income taxes in 2016 is a result of recording certain contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits.

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

        At December 31, 2016 and 2015, we had total U.S. federal, state and foreign unrecognized tax benefits of $23.3 million and $9.2 million, respectively. Our unrecognized tax benefits would reduce our effective income tax rate if recognized. As of December 31, 2016, we do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing at December 31, 2016 to decrease in the next 12 months.

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

Accrued Research and Development Expenses

        As part of the process of preparing financial statements, we are required to estimate and accrue expenses, the largest of which are research and development expenses. This process involves the following:

  •
  identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

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

Non-Marketable Equity Securities

        Non-marketable equity securities are recorded at cost in long-term assets, and we periodically review our non-marketable equity securities for impairment by determining whether impairment indicators are present. Common impairment indicators include a significant adverse change in the regulatory or economic environment in which the investee entity operates or cash used in operating activities and other working capital deficiencies.

        If we conclude that a non-marketable equity security is impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write-down the asset to its fair value and record the corresponding charge as interest and other income (loss).

        As of December 31, 2016, we reviewed our $8.0 million investment in TREKtx for impairment and determined that no significant impairment indicators were present and no impairment charges were necessary. The realization of the value of our investment in TREKtx is dependent upon TREKtx's ability to continue to raise capital to pursue their business plan. TREKtx faces development risks and the outcome of the development is inherently uncertain, and the ultimate commercialization of their product is further dependent upon regulatory approvals, product pricing and reimbursements. As a result of these risks, it is possible that impairments of the carrying value of TREKtx can arise in future reporting periods.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

        Product sales and revenues from collaborative arrangements, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Product sales	$17,603	$9,408	$4,418	$8,195	87%	$4,990	113%
Revenue from collaborative arrangements	31,045	32,718	7,270	(1,673)	(5)	25,448	350

Total revenue	$48,648	$42,126	$11,688	$6,522	15%	$30,438	260%

        Revenue from product sales increased to $17.6 million in 2016 compared to $9.4 million in 2015 and $4.4 million in 2014. The year-over-year increases were due to the continued growth in VIBATIV net sales. The growth was primarily due to an increase in number of customer accounts and an increase in sales volume, driven in part by the expansion of our sales infrastructure in 2015. U.S. product sales accounted for over 99% of total product sales in 2016 compared to 93% and 96% in 2015 and 2014, respectively.

        Revenue from collaborative arrangements was relatively unchanged at $31.0 million in 2016 compared to $32.7 million in 2015. In 2016, collaborative arrangements revenue was primarily comprised of a $15.0 million milestone payment from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study, and a $15.0 million upfront payment from the collaborative arrangement with Takeda that was entered into in June 2016.

        Revenue from collaborative arrangements increased significantly in 2015 to $32.7 million compared to $7.3 million in 2014. The increase was primarily due to the recognition of $19.2 million of upfront payment from Mylan for the delivery of a license and technological know-how for revefenacin (TD-4208) and $8.0 million of upfront non-cash consideration from TREKtx for the TD-6450 licensing agreement.

Cost of Goods Sold

        Cost of goods sold, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Cost of goods sold	$2,894	$4,657	$4,058	$(1,763)	(38)%	$599	15%

        Cost of goods sold was $2.9 million in 2016 which included a charge of $0.3 million for the write-down of excess inventory, compared to cost of goods sold of $4.7 million in 2015 which included a charge of $1.9 million for the write-down of short-dated VIBATIV inventory. Excluding the write-downs in 2016 and 2015, the cost of goods sold decreased $0.2 million from 2015 to 2016 due to the sales of VIBATIV vials that were previously written off in 2015.

        The cost of goods sold of $4.1 million in 2014 included a similar inventory write-down of $2.9 million. Excluding the write-downs in 2015 and 2014, the cost of goods sold increased $1.6 million from 2014 to 2015 due to the increase in VIBATIV net sales.

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

        The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Employee-related	$37,328	$38,621	$57,427	$(1,293)	(3)%	$(18,806)	(33)%
Share-based compensation	20,202	25,770	21,191	(5,568)	(22)	4,579	22
External-related	57,576	38,151	62,975	19,425	51	(24,824)	(39)
Facilities, depreciation and other allocated	26,606	26,623	26,929	(17)	—	(306)	(1)

Total research & development	$141,712	$129,165	$168,522	$12,547	10%	$(39,357)	(23)%

        R&D expenses increased to $141.7 million in 2016 compared to $129.2 million in 2015. The $12.5 million increase was primarily due to a $19.4 million increase in external-related costs to support our key R&D programs. The increase was partially offset by a $5.6 million decrease in share-based compensation due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011, and a $1.3 million reduction in employee-related costs primarily due to higher expense reimbursements from the Mylan collaborative arrangement.

        R&D expenses decreased $39.4 million in 2015 compared to 2014 primarily due to decreases in employee-related costs and external-related costs. The decrease in employee-related costs was primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011 and expense reimbursements from Mylan. The decrease in external-related costs was primarily due to the reimbursement of R&D costs for the revefenacin program under the Mylan collaboration agreement. Both decreases were partially offset by an increase in share-based compensation expense due primarily to new equity awards issued under our equity plans post Spin-Off.

        Under certain of our collaborative arrangements we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of

$90.7 million, $55.2 million and $1.9 million for 2016, 2015 and 2014, respectively. The increase in expense reimbursements from 2014 through 2016 was primarily attributed to the continued progression of our revefenacin program that we are co-developing with Mylan.

Selling, General & Administrative

        Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Selling, general and administrative	$84,509	$90,203	$71,647	$(5,694)	(6)%	$18,556	26%

        Selling, general and administrative expenses decreased $5.7 million in 2016 compared to 2015. The decrease was primarily due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011, partially offset by increased costs related to our efforts to commercialize VIBATIV.

        Selling, general and administrative expenses increased $18.6 million in 2015 compared to 2014. The increase was primarily due to costs associated with the expansion of our sales and marketing organization supporting VIBATIV commercialization and due to an increase in share-based compensation expense. Share-based compensation expenses related to selling, general and administrative expenses were $28.3 million and $22.0 million in 2015 and 2014, respectively, primarily due to new equity awards issued under our equity plans post Spin-Off.

Interest Expense

        Interest expense, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,
				2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Interest expense	$1,404	$—	$—	$1,404	NM	$—	—%

NM: Not Meaningful

        Interest expense increased to $1.4 million in 2016 due to the November 2016 issuance of $230.0 million principal amount of 3.250% convertible senior notes due 2023. We had no interest-bearing debt in 2015 or 2014.

Interest and Other Income

        Interest and other income, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Interest and other income	$1,312	$631	$1,865	$681	108%	$(1,234)	(66)%

        Interest and other income was $1.3 million in 2016 compared to $0.6 million in 2015. The $0.7 million increase was primarily due to the additional income earned from higher investment balances following our public equity and debt offerings in 2016.

        In 2014, interest and other income of $1.9 million primarily consisted of interest income of $0.3 million and reimbursement for transition services rendered to Innoviva of $1.6 million.

        Although we incurred operating losses on a consolidated basis, the provision for income taxes resulted from recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits.

Provision for Income Taxes

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2016	2015	2014	$	%	$	%
Provision for income taxes	$10,110	$951	$6,364	$9,159	963%	$(5,413)	(85)%

        In general, the provision for 2016 and 2015 resulted from recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits. The provision for income taxes was $10.1 million, $1.0 million and $6.4 million in 2016, 2015 and 2014, respectively, although we incurred operating losses on a consolidated basis.

        The provision for income taxes increased $9.2 million in 2016 compared to 2015 due to recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to our transfer pricing and tax credits.

        As of December 31, 2016, we had $13.9 million of U.S. federal net operating loss carryforwards, as well as $5.4 million of federal research and development tax credit carryforwards which begin to expire in 2035. As of December 31, 2016, we had state operating loss carryforwards of $26.4 million which generally begin to expire in 2034, and state research and development credit carryforwards of $7.4 million to be carried forward indefinitely. We had unrecognized tax benefits of $23.2 million as of December 31, 2016. Our unrecognized tax benefits would reduce our effective income tax rate if recognized.

Liquidity and Capital Resources

        We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. At December 31, 2016, we had approximately $592.7 million in cash and investments in marketable securities. Also, as of December 31, 2016, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

        We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV. In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to receive revenues from product sales and potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of VIBATIV, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

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

        Under our sales agreement with Cantor Fitzgerald & Co. ("Cantor Fitzgerald"), we may sell up to $50.0 million of our ordinary shares pursuant to an at-the-market offering program (the "ATM Agreement"). We commenced selling ordinary shares under the ATM Agreement from March 17, 2016. As of April 8, 2016, we sold approximately 770,000 of our ordinary shares at an average market price of $19.53 per share, resulting in aggregate net proceeds after offering costs of approximately $14.3 million. Since April 2016, we have ceased raising capital under the ATM agreement. If favorable financing opportunities arise, we may seek to continue to raise capital through other debt or equity offerings to fund our operations.

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

        On November 2, 2016, we sold 3,850,000 ordinary shares at a price to the public of $26.00 per share (the "Shares") and $230.0 million aggregate principal amount of 3.250% convertible senior notes due 2023 (the "Notes") for net proceeds of approximately $316.2 million, after deducting underwriting discounts and commissions and other transaction expenses. On November 14, 2016, the underwriters for the Shares also exercised its option to purchase an additional 577,500 Shares for net proceeds of approximately $14.1 million, after deducting underwriting discounts and commissions, resulting in total net proceeds from both the Shares and Notes offerings of approximately $330.3 million. The Shares and the Notes (and our ordinary shares issuable upon conversion of the Notes) were offered and sold under (i) prospectus supplements dated October 27, 2016 (each, a "Prospectus Supplement" and together, the "Prospectus Supplements"), and (ii) a free writing prospectus containing the final terms of the offering of the Shares and the Notes dated October 27, 2016 and filed with the SEC.

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

Cash Flows

        Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2016	2015	2014	2016	2015
Net cash used in operating activities	$(98,989)	$(168,857)	$(175,155)	$69,868	$6,298
Net cash (used in) provided by investing activities	(148,235)	111,039	(106,251)	(259,274)	217,290
Net cash provided by financing activities	479,226	81,310	370,621	397,916	(289,311)

Net cash flows used in operating activities

        Net cash used in operating activities was $99.0 million in 2016, consisting primarily of net loss of $190.7 million, adjusted for non-cash items such as $41.2 million for share-based compensation expense and $46.9 million of net cash inflow related to changes in operating assets and liabilities. The $46.9 million net cash inflow related to changes in operating assets and liabilities was primarily attributable to a $26.2 million net decrease in receivables from collaboration partners, principally Mylan, and $9.5 million in net tax refunds in 2016.

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

Net cash flows (used in) provided by investing activities

        Net cash used in investing activities was $148.2 million in 2016, consisting primarily of purchases of marketable securities of $237.6 million partially offset by maturities of marketable securities of $91.5 million.

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

Net cash flows provided by financing activities

        Net cash provided by financing activities was $479.2 million in 2016, consisting primarily of the sales of ordinary shares for total net proceeds of $253.0 million and the issuance of our convertible senior notes for a total net proceeds of $222.5 million.

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

Commitments and Contingencies

        In the first quarter of 2016, the Compensation Committee of our Board of Directors ("Compensation Committee") approved the grant of 1,575,000 performance-contingent restricted share awards ("RSAs") and 135,000 performance contingent restricted share units ("RSUs") to senior management. These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest. As of December 31, 2016, there were 1,440,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

        Expense associated with these awards may be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed at each reporting period.

        In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes is treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards is still considered improbable of achievement. As a result of the modification, there is a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the award did not change, the remeasurement of the awards results in a higher potential compensation charge for the awards because our share price had increased since the original measurement date. The revised maximum potential expense associated with the awards could be up to $38.9 million (allocated as $16.7 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved. For the year ended December 31, 2016, we recognized $1.8 million in share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche of these awards was considered to be probable of vesting. As of December 31, 2016, we determined that the remaining second and third tranches were not probable of vesting and, as a result, no compensation expense related to these tranches has been recognized in 2016.

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2016.

Off-Balance Sheet Arrangements

        Our equity interest in TRC constitutes an off-balance sheet arrangement. Under the agreement governing TRC, the manager of TRC may request quarterly capital contributions from us to fund the operating costs of TRC; however, we are not obligated to make such contributions. Our equity interest in TRC entitles us to an 85% economic interest in any future payments, which includes royalties and milestone payments, made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (the "GSK Agreements"). We have determined TRC to be a variable interest entity that is not consolidated in our financial statements. See Note 11, "Spin-Off from Innoviva, Inc." in the notes to our consolidated financial statements for further information regarding our interest in TRC. The potential importance of TRC to our future financial condition and results of operations is dependent upon the progression of drug candidates covered by the GSK Agreements through development to commercialization. We rely on publicly available information about those drug candidates as we do not have access to confidential information regarding their progression or status.

Contractual Obligations and Commercial Commitments

        In the table below, we set forth our enforceable and legally binding, significant obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2016. Some of the figures that we include in this table are based on management's estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Years
(In thousands)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
3.250% Convertible senior notes due 2023	$282,325	$8,700	$14,950	$14,950	$243,725
Facility operating leases(1)	21,678	6,121	12,799	2,758	—
Purchase obligations(2)	104,808	94,131	8,789	1,888	—

Total	$408,811	$108,952	$36,538	$19,596	$243,725

(1)
As security for performance of certain obligations under the operating leases for our principal physical properties, we issued a letter of credit in the amount of $0.8 million, collateralized by an equal amount of restricted cash.

(2)
Substantially all of this amount was subject to open purchase orders, as of December 31, 2016, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

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

        We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. As of December 31, 2016 and 2015, we have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of $2.0 million and $0.9 million, respectively. The $1.1 million change in estimated fair market value was primarily due to the increase in our investment portfolio balance at December 31, 2016 compared to December 31, 2015. Such losses would only be realized if we sold the investments prior to maturity.

        We are also subject to interest rate sensitivity on our outstanding 3.250% convertible senior notes that were issued in November 2016. Increases in interest rates would result in a decrease in the fair value of our outstanding debt and decreases in interest rates would result in an increase in the fair value of our outstanding debt. These increases or decreases in the fair value of our outstanding debt would be partially offset by corresponding increases or decreases in our investment portfolio. Interest payments under the 3.250% convertible senior notes are made semi-annually, and the $230.0 million of debt principal is scheduled to be repaid in 2023.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Theravance Biopharma, Inc.

        We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and parent company deficit and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Theravance Biopharma, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Theravance Biopharma, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 1, 2017

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$344,709	$112,707
Short-term marketable securities	156,387	59,727
Accounts receivable, net of allowances of $779 and $758 at December 31, 2016 and 2015, respectively	646	1,922
Receivables from collaborative arrangements	9,076	35,232
Prepaid taxes	3,060	12,764
Other prepaid and current assets	2,405	5,115
Inventories	12,220	10,005

Total current assets	528,503	237,472
Property and equipment, net	8,460	9,873
Long-term marketable securities	91,565	42,860
Other investments	8,000	8,000
Restricted cash	833	833
Other assets	1,893	1,078

Total assets	$639,254	$300,116

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,733	$18,804
Accrued personnel-related expenses	14,021	10,866
Accrued clinical and development expenses	25,064	14,709
Other accrued liabilities	8,298	4,947
Deferred revenue	152	144

Total current liabilities	49,268	49,470
Convertible senior notes, net	222,676	—
Deferred rent	3,966	4,598
Other long-term liabilities	13,113	2,983
Commitments and contingencies (Note 2, 8, and 10)
Shareholders' equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at December 31, 2016 and 2015, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at December 31, 2016 and 2015; 52,833 and 37,981 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	—
Additional paid-in capital	862,708	564,691
Accumulated other comprehensive loss	(253)	(70)
Accumulated deficit	(512,225)	(321,556)

Total shareholders' equity	350,231	243,065

Total liabilities and shareholders' equity	$639,254	$300,116

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Product sales	$17,603	$9,408	$4,418
Revenue from collaborative arrangements	31,045	32,718	7,270

Total revenue	48,648	42,126	11,688
Costs and expenses:
Cost of goods sold	2,894	4,657	4,058
Research and development(1)	141,712	129,165	168,522
Selling, general and administrative(1)	84,509	90,203	71,647

Total costs and expenses	229,115	224,025	244,227

Loss from operations	(180,467)	(181,899)	(232,539)
Interest expense	(1,404)	—	—
Interest and other income	1,312	631	1,865

Loss before income taxes	(180,559)	(181,268)	(230,674)
Provision for income taxes	10,110	951	6,364

Net loss	$(190,669)	$(182,219)	$(237,038)

Net loss per share:
Basic and diluted net loss per share	$(4.26)	$(5.34)	$(7.46)

Shares used to compute basic and diluted net loss per share	44,711	34,150	31,755

(1)
Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Research and development	$20,202	$25,770	$21,191
Selling, general and administrative	20,967	28,280	22,043

Total share-based compensation expense	$41,169	$54,050	$43,234

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(190,669)	$(182,219)	$(237,038)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities	(183)	12	(173)

Comprehensive loss	$(190,852)	$(182,207)	$(237,211)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND PARENT COMPANY DEFICIT

(In thousands, except share data)

							Total Shareholders' Equity and Parent Company Deficit
	Ordinary Shares			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Parent Company Deficit
	Shares	Amount
Balances at December 31, 2013 (Note 1)	—	$—	$—	$—	$—	$(17,035)	$(17,035)
Contribution of net assets from Innoviva, Inc.	32,260,105	—	402,787	91	—	(402,878)	—
Cash contribution from Innoviva, Inc.	—	—	—	—	—	277,541	277,541
Net transfers from parent	—	—	—	—	—	222,934	222,934
Employee share-based compensation expense	—	—	26,315	—	—	17,139	43,454
Cancellation of shares distributed	(31,285)	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(7,737)	—	(178)	—	—	—	(178)
Excess tax benefit of share-based compensation	—	—	282	—	—	—	282
Net unrealized loss on marketable securities	—	—	—	(173)	—	—	(173)
Net loss	—	—	—	—	(139,337)	(97,701)	(237,038)

Balances at December 31, 2014	32,221,083	—	429,206	(82)	(139,337)	—	289,787
Net proceeds from sale of ordinary shares	5,490,013	—	79,017	—	—	—	79,017
Proceeds from ESPP purchases	250,209	—	3,124	—	—	—	3,124
Employee share-based compensation expense	—	—	54,175	—	—	—	54,175
Issuance of restricted shares	71,365	—	—	—	—		—
Repurchase of shares to satisfy tax withholding	(51,534)	—	(756)	—	—	—	(756)
Excess tax benefit of share-based compensation	—	—	(75)	—	—	—	(75)
Net unrealized gain on marketable securities	—	—	—	12	—	—	12
Net loss	—	—	—	—	(182,219)	—	(182,219)

Balances at December 31, 2015	37,981,136	—	564,691	(70)	(321,556)	—	243,065
Net proceeds from sale of ordinary shares	11,978,261	1	253,027	—	—	—	253,028
Proceeds from ESPP purchases	244,587	—	3,172	—	—	—	3,172
Employee share-based compensation expense	—	—	41,290	—	—	—	41,290
Issuance of restricted shares	2,465,713	—	—	—	—	—	—
Option exercises	197,328	—	4,378	—	—		4,378
Repurchase of shares to satisfy tax withholding	(34,182)	—	(3,871)	—	—	—	(3,871)
Excess tax benefit of share-based compensation	—	—	21	—	—	—	21
Net unrealized loss on marketable securities	—	—	—	(183)	—	—	(183)
Net loss	—	—	—	—	(190,669)	—	(190,669)

Balances at December 31, 2016	52,832,843	$1	$862,708	$(253)	$(512,225)	$—	$350,231

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(190,669)	$(182,219)	$(237,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,119	2,989	3,274
Share-based compensation	41,169	54,050	43,234
Inventory write-down	303	2,096	2,887
Excess tax benefits from share-based compensation	(21)	75	(282)
Non-cash revenue from collaboration arrangements	—	(8,000)	—
Other	182	(65)	—
Changes in operating assets and liabilities:
Accounts receivable	1,276	(1,633)	(90)
Receivables from collaborative arrangements	26,156	(33,392)	(906)
Receivable from Innoviva, Inc.	—	—	14,635
Prepaid taxes	9,522	(12,764)	—
Other prepaid and current assets	2,710	963	(2,878)
Inventories	(3,182)	1,030	(6,628)
Other assets	184	(572)	(211)
Accounts payable	(16,436)	8,717	3,917
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	17,192	(1,039)	11,680
Deferred rent	(632)	(552)	376
Income taxes payable	—	—	—
Deferred revenue	448	295	(7,991)
Other long-term liabilities	9,690	1,164	866

Net cash used in operating activities	(98,989)	(168,857)	(175,155)

Investing activities
Changes in restricted cash	—	—	(833)
Purchases of property, equipment, and capitalized software	(2,135)	(2,647)	(3,107)
Purchases of marketable securities	(237,567)	(73,011)	(168,893)
Maturities of marketable securities	91,467	186,697	65,564
Sale of short-term investments and marketable securities	—	—	878
Payments received on notes receivable, net of issuances	—	—	140

Net cash (used in) provided by investing activities	(148,235)	111,039	(106,251)

Financing activities
Proceeds from sale of ordinary shares, net	253,028	79,017	—
Proceeds from issuance of 3.250% convertible senior notes, net	222,498	—	—
Proceeds from ESPP purchases	3,172	3,124	—
Proceeds from option exercises	4,378	—	—
Excess tax benefits from share-based compensation	21	(75)	282
Repurchase of shares to satisfy tax withholding	(3,871)	(756)	(178)
Cash and cash equivalents contributed from Innoviva, Inc. (Note 1)	—	—	277,541
Transfers from Innoviva, Inc.	—	—	92,976

Net cash provided by financing activities	479,226	81,310	370,621

Net increase in cash and cash equivalents	232,002	23,492	89,215
Cash and cash equivalents at beginning of period	112,707	89,215	—

Cash and cash equivalents at end of period	$344,709	$112,707	$89,215

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$—
Cash (received) paid for income taxes, net	$(9,488)	$13,389	$4,550
Supplemental disclosure of non-cash information
Contribution of net assets, excluding cash and cash equivalents, from Innoviva, Inc. (Note 11)	$—	$—	$125,337

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Operations and Summary of Significant Accounting Policies

Description of Operations

        Theravance Biopharma, Inc. ("Theravance Biopharma", the "Company", or "we" and other similar pronouns) is a diversified biopharmaceutical company with the core purpose of creating medicines that help improve the lives of patients suffering from serious illness.

        Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist ("LAMA") being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease ("COPD"). Our neprilysin ("NEP") inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop intestinally restricted pan-Janus kinase ("JAK") inhibitors for the treatment of a range of inflammatory intestinal diseases.

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

Basis of Presentation

        For the periods prior to June 2, 2014, the consolidated financial statements have been prepared using Innoviva's historical cost basis of the assets and liabilities of the various activities that comprised the Biopharmaceutical Business of Innoviva and reflect the consolidated results of operations, financial condition and cash flows of Theravance Biopharma as a wholly-owned subsidiary of Innoviva prior to the Spin-Off. The various assets, liabilities, revenues and expenses associated with Innoviva have been allocated to the historical consolidated financial statements of Theravance Biopharma in a manner

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

consistent with the Separation and Distribution Agreement, discussed in Note 11, "Spin-Off from Innoviva, Inc.". Changes in parent company deficit represent Innoviva's net investment in Theravance Biopharma, after giving effect to Theravance Biopharma's net loss, parent company expense allocations, and net cash transfers to and from Innoviva.

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

        Management believes that the consolidated statements of operations and comprehensive loss include a reasonable allocation of costs incurred by Innoviva which benefited Theravance Biopharma. However, such expenses may not be indicative of the actual level of expense that would have been incurred by Theravance Biopharma if it had operated as an independent, publicly-traded company or of the costs expected to be incurred in the future. As such, the financial information herein for periods prior to the Spin-Off may not necessarily reflect the financial position, results of operations, and cash flows of Theravance Biopharma in the future or what it would have been had Theravance Biopharma been an independent, publicly-traded company during such periods.

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

        All capitalized property and equipment is located in the United States.

Cash and Cash Equivalents

        We consider all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Restricted Cash

        Under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2016 and 2015, restricted cash related to such agreements was $0.8 million.

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

Investments in Non-Marketable Equity Securities

        Non-marketable equity securities are recorded at cost in long-term assets, and we periodically review our non-marketable equity securities for impairment by determining whether impairment indicators are present. Common impairment indicators include a significant adverse change in the regulatory or economic environment in which the investee entity operates or cash used in operating activities and other working capital deficiencies.

        If we conclude that any of the non-marketable equity securities are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write-down the asset to its fair value and record the corresponding charge as interest and other income (loss). We have recorded no impairment losses on our non-marketable equity securities for the periods presented.

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

Accounts Receivable

        Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government rebate programs, cash discounts for prompt payment, distribution fees, and sales discounts. Estimates for wholesaler chargebacks for government rebates and cash discounts are based on contractual terms, historical trends and our expectations regarding the utilization rates for these programs. When appropriate, we provide for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. For the periods presented, we did not have any write-offs of accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral.

Concentration of Credit Risks

        We invest in a variety of financial instruments and, by our policy, limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the U.S. federal government.

        We depend on a single-source supplier of the active pharmaceutical ingredient ("API") in VIBATIV and one supplier to provide fill-finish services related to the manufacturing of VIBATIV. If any of our suppliers were to limit or terminate production or otherwise fail to meet the quality or delivery requirements needed to supply VIBATIV at levels to meet market demand, we could experience a loss of revenue, which could materially and adversely impact our results of operations.

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

        We assess our inventory levels quarterly and write-down inventory that is expected to be at risk for expiration, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. This assessment requires management to utilize judgement in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

Property and Equipment

        Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and depreciated using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Capitalized Software

        We capitalize certain costs related to direct material and service costs for software obtained for internal use. For the years ended December 31, 2016 and 2015, we capitalized costs for the replacement of our enterprise resource planning software system ("ERP System") of $0.8 million and $0.3 million, respectively. Upon being placed in service, these costs and other future capitalizable costs related to the ERP System integration will be depreciated over five years.

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

Deferred Rent

        Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings we occupy. Rent expense is being recognized ratably over the life of the leases. Because our facility operating leases provide for rent increases over the terms of the leases, average annual rent expense during the initial years of the leases exceeded our actual cash rent payments. Also included in deferred rent are lease incentives of $0.9 million as of December 31, 2016, which is being recognized ratably over the life of the leases.

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

Product Sales

        We sell VIBATIV in the U.S. market by making the drug product available through a limited number of distributors, who sell VIBATIV to healthcare providers. Title and risk of loss transfer upon receipt by these distributors. We recognize VIBATIV product sales and related cost of product sales at the time title transfers to the distributors.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

        Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management's estimates that consider payor mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV experienced by Innoviva's former collaborative partner, Astellas Pharma Inc. ("Astellas"), rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

        Chargebacks and Government Rebates:    For VIBATIV sales in the U.S., we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service ("PHS") as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such healthcare providers and our expectation about future utilization rates. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the consolidated balance sheets. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

        Distribution Fees:    We have contracts with our distributors in the U.S. that include terms for distribution-related fees. We determine distribution-related fees based on a percentage of the product sales price, and we record the distribution fees as an allowance against accounts receivable.

        Product Returns:    We offer our distributors a right to return product purchased directly from us, which is principally based upon the product's expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV experienced by Innoviva's former collaborative partner, Astellas,

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as accrued other liabilities.

        Allowance for Doubtful Accounts:    We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2016 and 2015, there was no allowance for doubtful accounts related to customer payments.

        Our reserve activity for sales allowances, discounts and chargebacks is summarized as follows:

(In thousands)	Balance at Beginning of Period	Charges	Deductions	Balance at End of Period
Year ended December 31, 2015:
Sales allowances, discounts and chargebacks	$160	$3,049	$(2,451)	$758
Year ended December 31, 2016:
Sales allowances, discounts and chargebacks	$758	$6,337	$(6,316)	$779

        There were no material changes in reserve estimates relating to the prior periods.

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

        We account for multiple element arrangements, such as license and development agreements in which we may provide several deliverables, in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, we identify the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement is accounted for as a separate unit of accounting if both of the following criteria are met: (1) the delivered item or items have value to the customer on a standalone basis and (2) for an arrangement that includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We allocate revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence ("VSOE") of selling price, if it exists, or third-party evidence ("TPE") of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use the best estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

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

        As part of the process of preparing financial statements, we are required to estimate and accrue research and development expenses. This process involves the following:

  •
  identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

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

Advertising Expenses

        We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $2.5 million, $4.0 million and $1.1 million in 2016, 2015 and 2014, respectively.

Fair Value of Share-Based Compensation Awards

        We use the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under our equity incentive plans and rights to acquire shares granted under our employee share purchase plan ("ESPP"). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected share price volatility. We use the "simplified" method as described in Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate the expected option term.

        Share-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Our estimated annual forfeiture rates for options are based on historical forfeiture experience.

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

        For the years ended December 31, 2016, 2015 and 2014, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive. Prior to the Spin-Off in June 2014, we operated as part of Innoviva and not as a separate entity. As a result, the calculation of basic and diluted net loss per share assumes that the 32,260,105 ordinary shares issued to Innoviva stockholders in connection with the Spin-Off, less the number of ordinary shares subject to forfeiture, were outstanding from the beginning of 2014.

Anti-dilutive Securities

        The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Share issuances under equity incentive plans and ESPP	3,709	4,537	3,475
Restricted shares	33	202	424
Share issuances upon the conversion of convertible senior notes	6,676	—	—

	10,418	4,739	3,899

        In addition, there were 1,440,000 shares that are subject to performance-based vesting criteria which have been excluded from the common equivalent shares table above for the year ended December 31, 2016.

Amortization of Debt Issuance Costs from Convertible Senior Notes due 2023

        On November 2, 2016, we issued $230.0 million aggregate principal amount of 3.250% convertible senior notes due 2023 (the "Notes") for net proceeds of approximately $222.5 million, after deducting underwriting discounts and commissions and other estimated transaction expenses. We incurred approximately $7.5 million in transaction costs, which will be amortized to interest expense over the estimated life of the Notes based on the effective interest method.

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

        Our unrecognized tax benefits would reduce our effective income tax rate if recognized. As of December 31, 2016, we do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing at December 31, 2016 to significantly decrease in the next twelve months.

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

Related Parties

        GSK owned 18.3% of our shares outstanding as of December 31, 2016. On March 17, 2016, GSK purchased from us 1,301,015 of our ordinary shares for an aggregate purchase price of approximately $23.0 million pursuant to a Share Purchase Agreement between GSK and us dated March 14, 2016. The Share Purchase Agreement was entered into pursuant to Section 2.1(d)(ii) of the Governance Agreement between GSK and us dated March 3, 2014 (the "Governance Agreement"), which affords GSK, on a quarterly basis, the opportunity to purchase from us ordinary shares sufficient to maintain GSK's Percentage Interest (as defined in the Governance Agreement) at the same level as prior to any exercise of share options and vesting of restricted shares that occurred during the prior quarter, and pursuant to our approval to GSK to make additional purchases, which approval was required by Section 2.1(a) of the Governance Agreement.

        Robert V. Gunderson, Jr. is a member of our board of directors. We have engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as our primary legal counsel. Fees incurred were $1.1 million in each of the years ended December 31, 2016, 2015 and 2014.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

        In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-19's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies may need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

        ASU 2014-09 was initially to be effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which delays the effective date of ASU 2014-09 by one year and allows for early adoption as of the original effective date. ASU 2014-09 can be adopted using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (the "modified retrospective method").

        In March 2016, the FASB issued ASU 2016-08 which clarifies certain principal versus agent considerations under Topic 606. In April 2016, the FASB issued ASU 2016-10 which clarifies Topic 606's implementation guidance on identifying performance obligations in a contract and determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 which amends the guidance on transition, collectability, noncash consideration and the presentation of sales and other similar taxes. ASU 2016-12 clarifies that, for a contract to be considered completed at transition, all (or substantially all) of the revenue must have been recognized under legacy GAAP. In addition, ASU 2016-12 clarifies how an entity should evaluate the collectability threshold and when an entity can recognize nonrefundable consideration received as revenue if an arrangement does not meet the standard's contract criteria. The effective dates of ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the new effective date of ASU 2014-09 which is for all interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted as of the original effective date of ASU 2014-09.

        We expect to adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective method. The adoption of ASU 2014-09 may have a material effect on our financial statements. Since the Spin-Off, our revenues have been derived primarily from collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard.

        ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management's assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

        We also recognize revenues from product sales. We have not yet completed our final review of the impact of this guidance, although we currently do not anticipate a material impact on our revenue recognition practices for product sales. We continue to review variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.

        In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross share compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for all interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We have evaluated the potential impact of ASU 2016-09, and we do not believe that the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements and related disclosures.

        In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) ("ASU 2016-11"). With respect to Revenue Recognition (Topic 605), ASU 2016-11 rescinds various standards codified as part of Revenue Recognition (Topic 605) in relation to the future adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606). These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. ASU 2016-11 was effective immediately upon issuance and will be adopted when we adopt ASU 2014-09. We are currently evaluating the impact that the adoption of ASU 2016-11, specific to Topic 605, will have on our consolidated financial statements and related disclosures. We do not believe ASU 2016-11, specific to Topic 815, will have a material impact on our consolidated financial statements and related disclosures.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) ("ASU 2016-16"). ASU 2016-16 requires immediate recognition of income tax consequences of intra-company asset transfers, other than inventory transfers. Existing GAAP prohibits recognition of income tax consequences of intra-company asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of Operations and Summary of Significant Accounting Policies (Continued)

tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. ASU 2016-16 specifically excludes from its scope intra-company inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. Two common examples of assets included in ASU 2016-16's scope are intellectual property and property, plant and equipment. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption is permitted. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

2. Collaborative Arrangements

Revenues from Collaborative Arrangements

        We recognized revenue from our collaborative arrangements as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Mylan	$15,102	$19,175	$—
Takeda Pharmaceuticals	15,075	—	—
Trek Therapeutics	—	8,216	—
Various VIBATIV collaborative partners	368	5,327	7,270
Other	500	—	—

Total revenue from collaborative arrangements	$31,045	$32,718	$7,270

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

        For the year ended December 31, 2016, we recognized $15.1 million in revenue, primarily related to the $15.0 million milestone payment received from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study, and we recorded reductions to R&D expense of $83.5 million representing reimbursements for our development responsibilities.

        As of December 31, 2016, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the EU. Development and regulatory milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan's performance of future commercial activities.

Takeda Pharmaceuticals

License and Collaboration Agreement

        In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc. ("Millennium") (the "Takeda Agreement"), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Prior to the Takeda Agreement, we developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance ("EFI") to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received FDA Fast Track designation. Millennium is an indirect wholly-owned

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Collaborative Arrangements (Continued)

subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502) (collectively with Millennium, "Takeda"). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

        The transactions contemplated by the Takeda Agreement closed in September 2016, following the expiration of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act"). Upon closing and the subsequent transfer of the license, technical know-how and related pharmaceutical materials, we recognized $15.1 million in revenue for the year ended December 31, 2016.

Alfa Wassermann

Development and Collaboration Agreement

        In connection with the Spin-Off, we were assigned the October 2012 development and collaboration agreement between Innoviva and Alfa Wasserman for velusetrag under which the parties agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal). Alfa Wassermann has an exclusive option to develop and commercialize velusetrag in the European Union, Russia, China, Mexico and certain other countries, while we retain full rights to velusetrag in the United States, Canada, Japan and certain other countries. We are entitled to receive funding for the Phase 2a study and most of the Phase 2b study. If Alfa Wassermann exercises its license option at the completion of the Phase 2 program, then we are entitled to receive a $10.0 million option fee. If velusetrag is successfully developed and commercialized, we are entitled to receive potential future contingent payments totaling up to $53.5 million, and royalties on net sales by Alfa Wassermann ranging from the low teens to 20%.

Reimbursement of R&D Costs

        Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Collaborative Arrangements (Continued)

        The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Mylan	$83,490	$52,551	$—
Alfa Wassermann	7,113	2,122	1,764
Other	134	483	120

Total reduction to R&D expense	$90,737	$55,156	$1,884

3. Segment Information

        We operate in a single segment, which is the discovery (research), development and commercialization of human therapeutics. The following table summarizes total revenue by geographic region:

	Year Ended December 31,
(In thousands)	2016	2015	2014
U.S.	$33,179	$16,981	$4,231
Europe	15,211	21,354	7,456
Asia	254	2,902	—
Other	4	889	1

Total revenue	$48,648	$42,126	$11,688

        The following table summarizes total revenue from each of our customers or collaboration partners who individually accounted for 10% or more of our total revenue (as a percentage of total revenues) during the most recent three years:

(% of total revenue)	Year Ended December 31, 2016
Mylan	31%
Takeda	31%

(% of total revenue)	Year Ended December 31, 2015
Mylan	46%
Trek Therapeutics	20%

(% of total revenue)	Year Ended December 31, 2014
Clinigen	43%
R-Pharm	19%

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

        The following table summarizes the classification of the available-for-sale securities in our consolidated balance sheets:

	December 31,
(In thousands)	2016	2015
Cash equivalents	$323,602	$69,126
Short-term marketable securities	156,387	59,727
Long-term marketable securities	91,565	42,860

Total	$571,554	$171,713

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

        Available-for-sale securities are summarized below:

		December 31, 2016
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	Level 1	$69,963	$39	$(47)	$69,955
U.S. government agency securities	Level 2	60,783	9	(45)	60,747
Corporate notes	Level 2	98,522	4	(213)	98,313
Commercial paper	Level 2	18,937	—	—	18,937

Marketable securities		248,205	52	(305)	247,952
Money market funds	Level 1	323,602	—	—	323,602

Total		$571,807	$52	$(305)	$571,554

		December 31, 2015
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government securities	Level 1	$47,068	$4	$(29)	$47,043
U.S. government agency securities	Level 2	31,502	—	(37)	31,465
Corporate notes	Level 2	19,098	2	(11)	19,089
Commercial paper	Level 2	4,990	—	—	4,990

Marketable securities		102,658	6	(77)	102,587
Money market funds	Level 1	69,126	—	—	69,126

Total		$171,784	$6	$(77)	$171,713

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-Sale Securities and Fair Value Measurements (Continued)

        At December 31, 2016, all of the available-for-sale securities had contractual maturities within two years and the weighted average maturity of marketable securities was approximately 10 months. There were no transfers between Level 1 and Level 2 during the periods presented.

        We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2016 were temporary in nature. All marketable securities with unrealized losses at December 31, 2016 have been in a loss position for less than twelve months or the loss is not material.

        There were no sales in 2016 and 2015. During 2014, we sold available-for-sale securities totaling $0.9 million, and the related realized gains and losses were not material.

5. Long-Term Debt

        In November 2016, we completed an underwritten public offering of $230.0 million of 3.250% convertible senior notes, due 2023 (the "Notes") for net proceeds of approximately $222.5 million. We incurred approximately $7.5 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the Notes. The Notes bear an annual interest rate of 3.250%, payable semi-annually in arrears, on November 1 and May 1 of each year, commencing on May 1, 2017.

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

        The Notes will mature on November 1, 2023 (the "Maturity Date"), unless earlier redeemed or repurchased by us or converted. Holders may convert their notes into ordinary shares at an initial conversion rate of 29.0276 shares for each $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $34.45 per share, subject to adjustment, in certain circumstances (including upon the occurrence of a fundamental change), at any time prior to the close of business on the second business day immediately preceding the Maturity Date. Upon the occurrence of a fundamental change involving the Company, holders of the Notes may require the Company to repurchase all or a portion of their Notes for cash at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, in some circumstances, the conversion rate of the Notes will increase with a make whole premium for conversions in connection with certain fundamental changes.

        The debt issuance costs related to the Notes offering were capitalized as deferred financing costs and deducted from the carrying value of the financial liability on our consolidated balance sheet at December 31, 2016.

        The estimated fair value of the Notes was $266.2 million at December 31, 2016 and was based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications (Level 2).

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Inventories

        Inventory consists of the following:

	December 31,
(In thousands)	2016	2015
Raw materials	$6,067	$6,869
Work-in-process	2,627	—
Finished goods	3,526	3,136

Total inventories	$12,220	$10,005

        As of December 31, 2016, the $2.6 million recorded as work-in-progress was comprised of VIBATIV lots in the manufacturing process. As of December 31, 2015, there were no VIBATIV lots in the manufacturing process.

        In the fourth quarter of 2016, we discontinued the sale of VIBATIV 250 mg vials which resulted in a charge of $0.3 million for the write-down of excess inventory. In 2015 and 2014, we recorded charges of $1.9 million and $2.9 million, respectively, for the write-down of VIBATIV inventory due to the dating of the product. All inventory write-downs are recorded in cost of goods sold.

7. Property and Equipment

        Property and equipment consists of the following:

	December 31,
(In thousands)	2016	2015
Computer equipment	$1,434	$1,434
Software	3,432	3,776
Furniture and fixtures	3,657	3,656
Laboratory equipment	26,315	25,603
Leasehold improvements	17,866	17,639

Subtotal	52,704	52,108
Less: accumulated depreciation	(44,244)	(42,235)

Property and equipment, net	$8,460	$9,873

        For the years ended December 31, 2016, 2015 and 2014, depreciation expense for property and equipment was $2.2 million, $2.5 million and $2.7 million, respectively.

8. Share-Based Compensation

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share-Based Compensation (Continued)

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

Innoviva's Equity Plans

        Many of our employees have in the past received Innoviva stock-based compensation awards, and, therefore, the following disclosures include information regarding stock-based compensation expense allocated to Theravance Biopharma that related to Innoviva stock-based equity awards. Accordingly, the

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share-Based Compensation (Continued)

amounts presented are not necessarily indicative of future performance and do not necessarily reflect the results that we would have experienced as an independent, publicly-traded company for the periods presented.

        At the time of the Spin-Off, Innoviva had one active stock-based incentive plan under which it granted stock-based awards to employees, officers and consultants, the 2012 Equity Incentive Plan. All outstanding stock options and restricted stock units ("RSUs") held by (1) Innoviva employees who became our employees, and (2) members of the board of directors of Innoviva who became members of our board of directors, in connection with the Spin-Off were adjusted for the Spin-Off. Such awards, along with outstanding restricted stock awards ("RSAs") held by Innoviva employees who became our employees in connection with the Spin-Off, will continue to vest and remain outstanding based on continuing employment or service with us.

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share-Based Compensation (Continued)

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

        During the fourth quarter of 2014, we determined that it was probable that the performance conditions associated with the vesting of the remaining RSAs outstanding under these awards would be achieved. In addition, the remaining RSAs outstanding under these awards are entitled to the pro rata dividend distribution made by Innoviva on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Innoviva common stock. As a result, for the years ended December 31, 2016 and 2015, we recognized $1.0 million and $7.1 million, respectively, of the total share-based compensation expense of $9.5 million related to these remaining RSAs and pro rata dividends.

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

        The Exchange Program closed on September 25, 2015 and we exchanged 1,975,009 outstanding options for 987,496 RSUs with a fair value of $12.43 per share. The exchange of options for RSUs is considered a modification to the terms of the original equity award. As such, the Exchange Program resulted in an incremental share-based compensation costs of $1.4 million to be recognized, concurrently with the unamortized original compensation costs of the exchanged option awards, ratably over the new vesting period of three years. For the years ended December 31, 2016 and 2015, we recognized $0.5 million and $0.1 million, respectively, of the $1.4 million in incremental share-based compensation costs.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share-Based Compensation (Continued)

Performance-Contingent Awards

        In the first quarter of 2016, the Compensation Committee of our Board of Directors ("Compensation Committee") approved the grant of 1,575,000 performance-contingent RSAs and 135,000 performance contingent RSUs to senior management. These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest. As of December 31, 2016, there were 1,440,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

        Expense associated with these awards may be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed at each reporting period.

        In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes is treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards is still considered improbable of achievement. As a result of the modification, there is a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the award did not change, the remeasurement of the awards results in a higher potential compensation charge for the awards because our share price had increased since the original measurement date. The revised maximum potential expense associated with the awards could be up to $38.9 million (allocated as $16.7 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved. For the year ended December 31, 2016, we recognized $1.8 million in share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche of these awards was considered to be probable of vesting. As of December 31, 2016, we determined that the remaining second and third tranches were not probable of vesting and, as a result, no compensation expense related to these tranches has been recognized for the year.

Share-Based Compensation Expense

        The allocation of share-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Research and development	$20,202	$25,770	$21,191
Selling, general and administrative	20,967	28,280	22,043

Total share-based compensation expense	$41,169	$54,050	$43,234

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share-Based Compensation (Continued)

        Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Transferred from parent	$—	$—	$17,043
Innoviva equity:
Options	3,973	5,199	4,378
RSUs	1,547	3,292	3,169
RSAs	2,597	7,590	3,796
Performance RSAs	1,005	11,166	4,490
Theravance Biopharma equity:
Options	7,591	14,063	9,404
RSUs	20,946	10,471	—
Performance RSAs and RSUs	1,808	—	—
ESPP	1,702	2,269	954

Total share-based compensation expense	$41,169	$54,050	$43,234

        Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

        As of December 31, 2016, the unrecognized share-based compensation cost, net of expected forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

(In thousands, except amortization period)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
Innoviva equity:
Options	$3,310	1.1
RSUs	215	0.2
RSAs	1,287	1.5
Performance RSAs	1	0.1
Theravance Biopharma equity:
Options	14,596	2.5
RSUs	48,731	2.9
Performance RSAs and RSUs(1)	4,865	3.5
ESPP	1,102	1.0

	$74,107

(1)
Represents unrecognized share-based compensation cost associated with tranche 1 of the Theravance Biopharma performance-contingent awards described above.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share-Based Compensation (Continued)

Compensation Awards

        The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the years ended December 31, 2016 and 2015:

	Number of Shares Subject to Outstanding Options	Weighted-Average Exercise Price of Outstanding Options
Balance at June 2, 2014	—	$—
Granted	4,235,059	24.75
Forfeited	(272,633)	25.01

Outstanding at December 31, 2014	3,962,426	$24.73
Granted	750,775	14.26
Forfeited	(2,402,037)	23.05

Outstanding at December 31, 2015	2,311,164	$23.07

Granted	474,675	24.06
Exercised	(197,328)	22.18
Forfeited	(357,716)	19.83

Outstanding at December 31, 2016	2,230,795	$23.88

        As of December 31, 2016, the aggregate intrinsic value of the options outstanding was $18.1 million and the aggregate intrinsic value of the options exercisable was $7.6 million. As of December 31, 2015, the aggregate intrinsic value of the options outstanding was $1.4 million and the aggregate intrinsic value of the options exercisable were not material. The total estimated fair value of options vested (excluding vested options that have expired) was $7.7 million in 2016 and $10.7 million in 2015.

        The following table summarizes total RSU and RSA activity (including performance RSUs and RSAs) for the years ended December 31, 2016 and 2015:

	Number of Shares Subject to Outstanding RSUs	Number of Shares Outstanding Subject to Performance Conditions (RSAs)
Outstanding at December 31, 2014	—	—
Granted	3,399,924	—
Forfeited	(411,883)	—

Outstanding at December 31, 2015	2,988,041	—

Granted	2,344,034	1,575,000
Released	(1,185,905)	—
Forfeited	(537,052)	(135,000)

Outstanding at December 31, 2016	3,609,118	1,440,000

        As of December 31, 2016, the aggregate intrinsic value of the RSUs and RSAs outstanding was $115.1 million and $45.9 million, respectively. The total estimated fair value of RSUs vested was

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Share-Based Compensation (Continued)

$21.4 million in 2016. As of December 31, 2015, the aggregate intrinsic value of the RSUs outstanding was $49.0 million and the total estimated fair value of RSUs vested was $1.6 million in 2015.

Valuation Assumptions

        The range of assumptions we used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

	Year Ended December 31,
	2016	2015	2014
Options
Risk-free interest rate	1.1% - 1.9%	1.4% - 1.9%	1.7% - 2.0%
Expected term (in years)	6	6	5 - 6
Volatility	53% - 73%	71% - 78%	64% - 70%
Dividend yield	—	—	—
Weighted-average estimated fair value	$13.28	$9.16	$15.55
2013 ESPP
Risk-free interest rate	0.4% - 1.0%	0.1% - 0.9%	0.1% - 0.7%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.6 - 2.2
Volatility	54% - 65%	46% - 62%	58% - 66%
Dividend yield	—	—	—
Weighted-average estimated fair value	$9.63	$5.91	$10.95

        The range of assumptions Innoviva used to estimate the fair value of stock options granted prior to the Spin-Off was as follows:

Year Ended December 31, 2014
Options
Risk-free interest rate	1.6% - 2.1%
Expected term (in years)	5 - 6
Volatility	52% - 61%
Dividend yield	—
Weighted-average estimated fair value	$16.14

9. Income Taxes

        Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. as a wholly-owned subsidiary of Innoviva and began operations subsequent to the Spin-Off with wholly-owned subsidiaries in the Cayman Islands, U.S., United Kingdom, and Ireland. Effective July 1, 2015, Theravance Biopharma became an Irish tax resident, therefore, the loss before income taxes of Theravance Biopharma, the parent company, are included in Ireland in the tables below.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The components of the loss before income taxes were as follows:

	December 31,
(In thousands)	2016	2015	2014
Income (loss) before provision for income taxes:
Cayman Islands	$(185,099)	$(107,074)	$(235,306)
United States	(18,441)	(45,960)	5,189
Ireland	23,323	(27,013)	—
Other	(342)	(1,221)	(557)

Total	$(180,559)	$(181,268)	$(230,674)

        The components of provision for income taxes were as follows:

	December 31,
(In thousands)	2016	2015	2014
Provision for income taxes:
Current:
Cayman Islands	$—	$—	$—
United States	9,859	883	6,223
Ireland	219	45	—
Other	32	23	141

Subtotal	10,110	951	6,364

Deferred	—	—	—

Total	$10,110	$951	$6,364

Effective tax rate	(5.60)%	(0.52)%	(2.76)%

        The provision for income taxes was $10.1 million, $1.0 million and $6.4 million in 2016, 2015 and 2014, respectively, although we incurred operating losses on a consolidated basis. In general, the provision for 2016 and 2015 resulted from recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits.

        No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2016, there were no undistributed earnings.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$2,239	$4,541
Research and development tax credit carryforwards	3,955	2,405
Fixed assets and acquired intangibles	6,839	7,275
Share-based compensation	13,208	10,895
Accruals	2,109	2,285
Other	476	21

Subtotal	28,826	27,422
Valuation allowance	(28,465)	(26,822)

Total deferred tax assets	361	600

Deferred tax liabilities:
Prepaid assets	(361)	(600)

Total deferred tax liabilities	(361)	(600)

Net deferred tax assets/liabilities	$—	$—

        In the table below, the Cayman tax rate of 0% was used in 2014. For 2016 and 2015, as a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rate reflects the Irish statutory rate of 25%. The differences between the Ireland (2016 and 2015) and Cayman Islands (2014) federal statutory income tax rate and our effective tax rates are as follows:

	Year Ended December 31,
	2016	2015	2014
Provision at statutory income tax rate	25.00%	25.00%	0.00%
Foreign rate differential	(23.11)	(14.62)	(0.99)
Change in valuation allowance	(0.89)	(4.42)	(2.42)
Share-based compensation	(0.27)	(4.15)	—
Non-deductible executive compensation	(1.07)	(1.09)	—
Uncertain tax positions	(8.55)	(3.88)	(0.25)
Research and development tax credit carryforwards	1.93	2.05	1.00
Other	1.36	0.59	(0.10)

Effective tax rate	(5.60)%	(0.52)%	(2.76)%

        Realization of deferred tax assets is dependent upon future taxable income in the respective jurisdictions, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance as of December 31, 2016 increased from $26.8 million (the valuation allowance as of December 31, 2015) to $28.5 million, primarily as a result of changes to temporary differences in share-based compensation and tax credit

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

carryforwards. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis.

        As of December 31, 2016, we had $13.9 million of U.S. federal net operating losses and $5.4 million U.S. federal research and development tax credit carryforwards which begin to expire in 2035. We had state net operating losses of $26.4 million which generally begin to expire in 2034, and state research and development credit carryforwards of $7.4 million to be carried forward indefinitely.

        The net operating loss deferred tax asset balances as of December 31, 2016 do not include excess tax benefits from option exercises. Shareholders' equity and parent company deficit will be credited if and when such excess tax benefits are ultimately realized.

        Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

        Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount of tax expense related to interest or penalties was immaterial for the years ended December 31, 2016 and 2015.

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2013	$41
Gross increase in tax positions for prior years	—
Gross increase in tax positions for current year	1,018

Unrecognized tax benefits as of December 31, 2014	1,059
Gross increase in tax positions for prior years	108
Gross increase in tax positions for current year	8,031

Unrecognized tax benefits as of December 31, 2015	9,198

Gross increase in tax positions for prior years	157
Gross increase in tax positions for current year	13,899

Unrecognized tax benefits as of December 31, 2016	$23,254

        The total unrecognized tax benefits of $23.3 million and $9.2 million at December 31, 2016 and 2015, respectively, if recognized, would reduce the effective tax rate in the period of recognition. As of December 31, 2016, we do not believe that it is reasonably possible that our unrecognized tax benefit will significantly decrease in the next twelve months. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

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

10. Commitments and Contingencies

Operating Leases and Subleases

        We lease approximately 150,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2020. We may extend the terms of this lease for two additional five-year periods. In addition, our Irish subsidiary leases approximately 1,000 square feet of office space in Dublin, Ireland. Future minimum lease payments under the leases, exclusive of executory costs, at December 31, 2016, are as follows:

(In thousands)
Years ending December 31:
2017	$6,121
2018	6,305
2019	6,494
2020	2,758
Thereafter	—

Total	$21,678

        Rent expenses (net of sublease income) and sublease income associated with operating leases were as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Rent expense, net	$6,865	$6,522	$6,616
Sublease income	$244	$186	$—

Special Long-Term Retention and Incentive Cash Awards Program

        In 2011, Innoviva granted special long-term retention and incentive restricted stock awards to members of senior management. The awards had dual triggers of vesting based upon the achievement of certain performance conditions over a six-year time frame from 2011 through December 31, 2016 and continued employment.

        In May 2014, Innoviva's Compensation Committee approved the modification of the remaining tranches related to these awards contingent upon the Spin-Off. The modification acknowledged the

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Commitments and Contingencies (Continued)

Spin-Off and permitted recognition of achievement of the original performance conditions that were met prior to the Spin-Off, triggering 12-month service-based vesting for a portion of the equity awards. The share-based compensation expense of $6.9 million associated with a portion of these awards after the modification was fully recognized as of June 30, 2015.

        During the fourth quarter of 2014, we determined that it was probable that the performance conditions associated with the remaining Innoviva RSAs would be achieved. In addition, the remaining RSAs outstanding are entitled to the pro rata dividend distribution made by Innoviva on June 2, 2014 of one ordinary share of Theravance Biopharma for every three and one half shares of Innoviva common stock. As a result, for the years ended December 31, 2016 and 2015, we recognized $1.0 million and $7.1 million, respectively, of the total share-based compensation expense of $9.5 million related to these remaining RSAs and pro rata dividends.

Guarantees and Indemnifications

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2016.

11. Spin-Off from Innoviva, Inc.

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Spin-Off from Innoviva, Inc. (Continued)

        In connection with the Spin-Off, Innoviva and Theravance Biopharma entered into various contractual agreements to govern matters such as tax, employee benefits, and transition services. Under the Transition Services Agreement, each party pays a monthly fee to the performing party related to a variety of administrative services. For the years ended December 31, 2016 and 2015, we billed Innoviva $0.1 million and $0.4 million, respectively, and Innoviva billed us $0.1 million and $0.5 million, respectively, under the Transition Services Agreement. As of December 31, 2016, we had no material receivables due from or payables due to Innoviva.

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

        We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable-interest entity ("VIE"), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC, and we determined that we are not the primary beneficiary of TRC. As a result, we do not consolidate TRC in our consolidated financial statements.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2016 and 2015. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2016
Total revenue	$18,410	$5,471	$19,075	$5,692
Costs and expenses	60,052	52,968	52,569	63,526
Loss from operations	(41,642)	(47,497)	(33,494)	(57,834)
Net loss	(42,150)	(47,225)	(33,962)	(67,332)
Basic and diluted net loss per share	$(1.10)	$(1.06)	$(0.73)	$(1.36)
2015
Total revenue	$20,401	$7,134	$10,698	$3,893
Costs and expenses	58,138	52,427	53,793	59,667
Loss from operations	(37,737)	(45,293)	(43,095)	(55,774)
Net loss(1)	(42,474)	(47,603)	(47,314)	(44,828)
Basic and diluted net loss per share	$(1.29)	$(1.42)	$(1.40)	$(1.23)

(1)
In the fourth quarter of 2015, we recognized a $10.8 million reduction in our 2015 provision for income taxes primary due to changes in the Company's transfer pricing.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a- 15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

        The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2016 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Theravance Biopharma, Inc.

        We have audited Theravance Biopharma, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Theravance Biopharma, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Theravance Biopharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Theravance Biopharma, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and parent company deficit and cash flows for each of the three years in the period ended December 31, 2016 of Theravance Biopharma, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
March 1, 2017

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

THERAVANCE BIOPHARMA, INC.
Date: March 1, 2017	By:	/s/ RICK E WINNINGHAM Rick E Winningham Chief Executive Officer

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

Signature	Title	Date

/s/ RICK E WINNINGHAM Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2017
/s/ RENEE D. GALA Renee D. Gala	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017
/s/ ERAN BROSHY Eran Broshy	Director	March 1, 2017
/s/ HENRIETTA H. FORE Henrietta H. Fore	Director	March 1, 2017

Signature	Title	Date

/s/ ROBERT V. GUNDERSON, JR. Robert V. Gunderson, Jr.	Director	March 1, 2017
/s/ DONAL O'CONNOR Donal O'Connor	Director	March 1, 2017
/s/ BURTON G. MALKIEL, PH.D. Burton G. Malkiel, Ph.D.	Director	March 1, 2017
/s/ DEAN J. MITCHELL Dean J. Mitchell	Director	March 1, 2017
/s/ SUSAN M. MOLINEAUX, PH.D Susan M. Molineaux, Ph.D.	Director	March 1, 2017
/s/ PETER S. RINGROSE, PH.D. Peter S. Ringrose, Ph.D.	Director	March 1, 2017
/s/ GEORGE M. WHITESIDES, PH.D. George M. Whitesides, Ph.D.	Director	March 1, 2017
/s/ WILLIAM D. YOUNG William D. Young	Director	March 1, 2017

Exhibit Index

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
2.1		Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014.	8-K	June 3, 2014
3.1		Amended and Restated Memorandum and Articles of Association	10-12B	April 30, 2014
4.1		Specimen Share Certificate	10-12B	April 30, 2014
4.2		Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014
4.3		Form of Rights Agreement by and between Theravance Biopharma, Inc. and Computershare Inc.	10-12B	April 8, 2014
4.4		First Amendment to Rights Agreement by and between Theravance Biopharma, Inc. and Computershare Inc., dated November 10, 2015	8-K	November 10, 2015
4.5		Controlled Equity OfferingSM Sales Agreement, dated June 26, 2015, by and between Theravance Biopharma, Inc. and Cantor Fitzgerald & Co.	S-3	June 26, 2015
4.6		Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.7		First Supplemental Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.8		Form of 3.25% Convertible Senior Note due 2023 (included in Exhibit 4.7)	8-K	November 2, 2016
10.1		Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014.	8-K	June 3, 2014
10.2		Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014.	8-K	June 3, 2014
10.3		Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014.	8-K	June 3, 2014
10.4	+	2013 Equity Incentive Plan	S-8	August 18, 2014
10.5	+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.6	+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.7	+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.8	+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.9	+	Change in Control Severance Plan	10-12B	April 8, 2014
10.10	+	Cash Bonus Program	10-12B	November 22, 2013
10.11	+	Form of Indemnity Agreement	10-12B	April 30, 2014

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.12		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 8, 2013
10.13		First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 8, 2013
10.14		Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 8, 2013
10.15		First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 8, 2013
10.16		Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.17		Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.18		Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014.	8-K	June 3, 2014
10.19	*	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Innoviva, Inc. and Hospira Worldwide, Inc.	10-12B	May 7, 2014
10.20	*	First Amendment to the Technology Transfer and Supply Agreement by and between Theravance, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	10-Q	November 9, 2016
10.21	*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	10-Q	November 9, 2016
10.22	*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	10-Q	November 9, 2016
10.23	*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	10-Q	November 9, 2016
10.24	*	Commercialization Agreement between Innoviva, Inc. and Clinigen Group plc, dated March 8, 2013	10-12B	May 7, 2014

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.25		Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	10-Q	August 9, 2016
10.26		License Agreement with Janssen Pharmaceutical, dated as of May 14, 2002	10-Q	August 14, 2014
10.27		Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002(1)
10.28		Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004(2)
10.29		Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011(3)
10.30		Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014(4)
10.31		Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014(4)
10.32		Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014(4)
10.33		Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.34		Governance Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.35	+	Amended Offer Letter with Rick E Winningham dated August 6, 2014	10-Q	September 30, 2014
10.36	+	Offer Letter with Frank Pasqualone May 12, 2014	10-Q	August 14, 2014
10.37	+	Offer Letter with Brett K. Haumann dated May 12, 2014	10-Q	August 14, 2014
10.38	+	Offer Letter with Renee D. Gala dated May 12, 2014	10-Q	September. 30, 2014
10.39	+	Offer Letter with Junning Lee dated August 20, 2014	10-Q	September 30, 2014
10.40	+	Offer Letter with Brad Shafer dated August 20, 2014	10-Q	September 30, 2014
10.41	+	Offer Letter with Leonard Blum dated September 15, 2014	10-Q	September 30, 2014
10.42	+	Offer Letter with Mathai Mammen dated September 15, 2014	10-Q	September 30, 2014
10.43	+	Offer Letter with Sharath Hegde May 12, 2014	10-Q	May 10, 2016
10.44	+	Offer Letter with Ken Pitzer September 15, 2014	10-Q	May 10, 2016
10.45	+	Offer Letter with Phil Worboys September 9, 2014	10-Q	May 10, 2016

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.46	+	Forms of Equity Award Amendment	10-12B	May 7, 2014
10.47	+	Form of TFIO Cash Award Amendment	10-12B	May 7, 2014
10.48	+	Consulting Agreement with Jeff Jonker, effective as of November 14, 2014	10-K	March 13, 2015
10.49	*	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	8-K/A	April 24, 2015
10.50		Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Mylan Inc., dated January 30, 2015	8-K/A	April 24, 2015
10.51		Letter Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated September 11, 2015, including the form of Ordinary Share Purchase Agreement and Schedule as attached thereto	8-K	September 11, 2015
10.52		Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated October 7, 2015	8-K	October 13, 2015
10.53		Ordinary Share Purchase Agreement by and among Theravance Biopharma, Inc. and the funds managed by Woodford Investment Management LLP named therein, dated as of October 26, 2015	8-K	October 26, 2015
10.54		Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 14, 2016	10-Q	May 10, 2016
10.55	*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	10-Q	August 9, 2016
10.56	+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016
10.57	+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016
10.58	+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.59	+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.60	+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016
21.1		Subsidiaries of Theravance Biopharma, Inc.
23.1		Consent of Independent Registered Public Accounting Firm
24.1		Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
101
The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholders' Equity and Parent Company Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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