Form 10-Q
period 2017-03-31
Theravance Biopharma, Inc.
filed 2017-05-10
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 1, 2017, the number of the registrant’s outstanding ordinary shares was 53,361,174.

THERAVANCE BIOPHARMA, INC.

PART I.              FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$169,945	$344,709
Short-term marketable securities	222,823	156,387
Accounts receivable, net of allowances of $559 and $779 at March 31, 2017 and December 31, 2016, respectively	1,233	646
Receivables from collaborative arrangements	7,639	9,076
Prepaid taxes	3,083	3,060
Other prepaid and current assets	3,566	2,405
Inventories	13,215	12,220
Total current assets	421,504	528,503
Property and equipment, net	8,251	8,460
Long-term marketable securities	147,885	91,565
Other investments	8,000	8,000
Restricted cash	833	833
Other assets	1,566	1,893
Total assets	$588,039	$639,254

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,626	$1,733
Accrued personnel-related expenses	9,131	14,021
Accrued clinical and development expenses	28,036	25,064
Other accrued liabilities	8,049	8,298
Deferred revenue	142	152
Total current liabilities	48,984	49,268
Convertible senior notes, net	222,942	222,676
Deferred rent	3,674	3,966
Other long-term liabilities	18,493	13,113

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at March 31, 2017 and December 31, 2016; 53,290 and 52,833 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	871,871	862,708
Accumulated other comprehensive loss	(272)	(253)
Accumulated deficit	(577,654)	(512,225)
Total shareholders’ equity	293,946	350,231

Total liabilities and shareholders’ equity	$588,039	$639,254

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product sales	$3,050	$3,311
Revenue from collaborative arrangements	37	15,099
Total revenue	3,087	18,410

Costs and expenses:
Cost of goods sold	565	778
Research and development (1)	40,565	35,678
Selling, general and administrative (1)	20,786	23,596
Total costs and expenses	61,916	60,052
Loss from operations	(58,829)	(41,642)
Interest expense	(2,137)	—
Interest and other income	1,030	186
Loss before income taxes	(59,936)	(41,456)
Provision for income taxes	5,383	694
Net loss	$(65,319)	$(42,150)

Net loss per share:
Basic and diluted net loss per share	$(1.27)	$(1.10)
Shares used to compute basic and diluted net loss per share	51,617	38,326

Net unrealized gain (loss) on available-for-sale investments	(19)	196
Total comprehensive loss	$(65,338)	$(41,954)

(1) Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Research and development	$5,101	$5,160
Selling, general and administrative	5,168	6,170
Total share-based compensation expense	$10,269	$11,330

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(65,319)	$(42,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,083	699
Share-based compensation	10,269	11,330
Inventory write-down	—	10
Other	53	—
Changes in operating assets and liabilities:
Accounts receivable	(587)	395
Receivables from collaborative arrangements	1,437	(2,304)
Receivable from Innoviva, Inc.	(26)	—
Prepaid taxes	—	12,522
Other prepaid and current assets	(1,211)	(5,050)
Inventories	140	134
Other assets	266	255
Accounts payable	2,004	(9,450)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(3,214)	5,718
Deferred rent	(292)	(149)
Deferred revenue	17	1,141
Other long-term liabilities	5,354	590
Net cash used in operating activities	(50,026)	(26,309)

Investing activities
Purchases of property, equipment, and capitalized software	(587)	(684)
Purchases of marketable securities	(159,217)	—
Maturities of marketable securities	36,282	17,069
Net cash (used in) provided by investing activities	(123,522)	16,385

Financing activities
Proceeds from sale of ordinary shares, net	—	27,802
Proceeds from option exercises	2,816	—
Repurchase of shares to satisfy tax withholding	(4,032)	(1,782)
Net cash (used in) provided by financing activities	(1,216)	26,020

Net (decrease) increase in cash and cash equivalents	(174,764)	16,096
Cash and cash equivalents at beginning of period	344,709	112,707

Cash and cash equivalents at end of period	$169,945	$128,803

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes, net	$—	$9,494

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

Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Our neprilysin (“NEP”) inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop intestinally restricted pan-Janus kinase (“JAK”) inhibitors for the treatment of a range of inflammatory intestinal diseases.

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

Basis of Presentation

Our condensed consolidated financial information as of March 31, 2017, and the three months ended March 31, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2016 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

On January 1, 2017, we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”). Under ASU 2016-09, excess tax benefits from share-based compensation are now included on the Consolidated Statements of Cash Flows as an operating activity rather than a financing activity. This change has been applied prospectively as allowed under ASU 2016-09 and prior periods have not been adjusted on the Consolidated Statements of Cash Flows.

Significant Accounting Policies

Other than the below, there have been no material revisions in our significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Share-Based Compensation

In connection with the adoption of ASU 2016-09, we elected to change our accounting policy for recognizing share-based compensation expense by replacing the practice of estimating forfeitures to utilizing actual forfeitures as they occur. The change was applied on a modified retrospective basis, and the cumulative effect adjustment recorded to retained earnings, as of January 1, 2017, was immaterial.

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

ASU 2014-09 was initially to be effective for interim and annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 which delays the effective date of ASU 2014-09 by one year and allows for early adoption as of the original effective date. ASU 2014-09 can be adopted using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (the “modified retrospective method”).

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

We expect to adopt ASU 2014-09 (Topic 606) in the first quarter of 2018 using the modified retrospective method. The adoption of ASU 2014-09 may have a material effect on our financial statements. Since the separation from our former parent, Innoviva, in June 2014, our revenues have been derived primarily from collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard.

ASU 2014-09 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. This guidance is effective for all interim and annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. We have evaluated the potential impact of ASU 2016-01, and we do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”). ASU 2016-16 requires immediate recognition of income tax consequences of intra-company asset transfers, other than inventory transfers. Existing GAAP prohibits recognition of income tax consequences of intra-company asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. ASU 2016-16 specifically excludes from its scope intra-company inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. Two common examples of assets included in ASU 2016-16’s scope are intellectual property and property, plant and equipment. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption is permitted. We are currently evaluating the effect ASU 2016-16 will have on our consolidated financial statements.

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

For the three months ended March 31, 2017 and 2016, diluted and basic net loss per share was identical since potential common shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following common equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2017	2016
Share issuances under equity incentive plan and ESPP	3,386	4,136
Restricted shares	26	1,497
Share issuances upon the conversion of convertible senior notes	6,676	—
	10,088	5,633

In addition, at March 31, 2017 and 2016, there were 1,305,000 shares and 1,440,000 shares, respectively, which were subject to performance-based vesting criteria which have been excluded from the common equivalent shares table above.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized the following revenues from our collaborative arrangements:

	Three Months Ended March 31,
(In thousands)	2017	2016
Mylan	$26	$15,025
Other	11	74
Total revenue from collaborative arrangements	$37	$15,099

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

For the three months ended March 31, 2017, we recognized $37,000 in revenue primarily from the amortization of previously deferred revenue. For the three months ended March 31, 2016, we recognized $15.0 million in revenue from the Mylan collaborative arrangement for the achievement of 50% enrollment in the Phase 3 twelve-month safety study, which triggered a milestone payment to Theravance Biopharma by Mylan.

As of March 31, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the European Union (“EU”). Development and regulatory milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan’s performance of future commercial activities. We do not expect to earn any milestone payments from Mylan in 2017.

Alfa Wassermann

Development and Collaboration Agreement

Under an October 2012 development and collaboration agreement for velusetrag, we and Alfa Wasserman agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal). Alfa Wassermann has an exclusive option to develop and commercialize velusetrag in the EU, Russia, China, Mexico and certain other countries, while we retain full rights to velusetrag in the United States, Canada, Japan and certain other countries. We are entitled to receive funding for the Phase 2a study and most of the Phase 2b study. If Alfa Wassermann exercises its license option at the completion of the Phase 2 program, then we are entitled to receive a $10.0 million option fee. If velusetrag is successfully developed and commercialized, we are entitled to receive potential future contingent payments totaling up to $53.5 million, and royalties on net sales by Alfa Wassermann ranging from the low teens to 20%.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2017	2016
Mylan	$7,089	$31,173
Alfa Wassermann	—	1,185
Other	37	14
Total reduction to R&D expense	$7,126	$32,372

4. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities include:

	Fair Value
	Hierarchy	Estimated Fair Value
(In thousands)	Level	March 31, 2017	December 31. 2016
U.S. government securities	Level 1	$69,921	$69,955
U.S. government agency securities	Level 2	84,364	60,747
Corporate notes	Level 2	170,509	98,313
Commercial paper	Level 2	95,871	18,937
Marketable securities		420,665	247,952
Money market funds	Level 1	90,549	323,602
Total		$511,214	$571,554

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Net unrealized gains and losses were immaterial at March 31, 2017 and December 31, 2016.

As of March 31, 2017, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately 10 months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three months ended March 31, 2017.

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities as of March 31, 2017 were temporary in nature. All marketable securities with unrealized losses as of March 31, 2017 have been in a loss position for less than twelve months.

As of March 31, 2017, our accumulated other comprehensive loss on our condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. During the three months ended March 31, 2017, we did not sell any of our marketable securities.

Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral.

In November 2016, we completed an underwritten public offering of $230.0 million of 3.250% convertible senior notes, due 2023 (the “Notes”). The estimated fair value of our Notes was $291.8 million as of March 31, 2017 and was based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications (Level 2).

5. Inventories

Inventory consists of the following:

(In thousands)	March 31, 2017	December 31, 2016
Raw materials	$7,443	$6,067
Work-in-process	2,628	2,627
Finished goods	3,144	3,526
Total inventories	$13,215	$12,220

6. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Research and development	$5,101	$5,160
Selling, general and administrative	5,168	6,170
Total share-based compensation expense	$10,269	$11,330

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. These grants have dual triggers of vesting based upon the achievement of certain performance conditions over a five-year timeframe from 2016 to 2020 and continued employment, both of which must be satisfied in order for the awards to vest. As of March 31, 2017, there were 1,305,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding, and as of March 31, 2016, there were 1,440,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

Expense associated with these awards may be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement will be reassessed at each reporting period.

In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes is treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards was still considered improbable of achievement. As a result of the modification, there was a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the award did not change, the remeasurement of the awards resulted in a higher potential compensation charge for the awards because our share price had increased since the original measurement date. The revised maximum potential expense associated with the awards could be up to $35.5 million (allocated as $13.3 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved.

For the three months ended March 31, 2017, we recognized $0.4 million in share-based compensation expense related to the modification of the first tranche of the awards from probable of vesting to improbable. As of March 31, 2017, we determined that the remaining second and third tranches were not probable of vesting and, as a result, no compensation expense related to these tranches has been recognized for the period. For the three months ended March 31, 2016, we did not recognize any compensation expense related to the three tranches.

7. Income Taxes

The income tax provision was $5.4 million for the three months ended March 31, 2017, although we incurred operating losses on a consolidated basis. The provision for income tax was primarily due to recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.  As of March 31, 2017, our deferred tax assets were offset in full by a valuation allowance.

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

The difference between the Irish statutory rate and our effective tax rate was primarily due to the valuation allowance on deferred tax assets and the liabilities recorded for the uncertain tax position related to transfer pricing and tax credits.

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

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future.

Management Overview

Theravance Biopharma, Inc. (“Theravance Biopharma”) is a diversified biopharmaceutical company with the core purpose of creating medicines that help improve the lives of patients suffering from serious illness.

Our pipeline of internally discovered product candidates includes potential best-in-class medicines to address the unmet needs of patients being treated for serious conditions primarily in the acute care setting. VIBATIV® (telavancin), our first commercial product, is a once-daily dual-mechanism antibiotic approved in the U.S., Europe and certain other countries for certain difficult-to-treat infections. Revefenacin (TD-4208) is a long-acting muscarinic antagonist (“LAMA”) being developed as a potential once-daily, nebulized treatment for chronic obstructive pulmonary disease (“COPD”). Our neprilysin (“NEP”) inhibitor program is designed to develop selective NEP inhibitors for the treatment of a range of major cardiovascular and renal diseases, including acute and chronic heart failure, hypertension and chronic kidney diseases such as diabetic nephropathy. Our research efforts are focused in the areas of inflammation and immunology, with the goal of designing medicines that provide targeted drug delivery to tissues in the lung and gastrointestinal tract in order to maximize patient benefit and minimize risk. The first program to emerge from this research is designed to develop intestinally restricted pan-Janus kinase (“JAK”) inhibitors for the treatment of a range of inflammatory intestinal diseases.

In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) (known as Theravance, Inc. prior to January 7, 2016) relating to certain drug development programs, including the combination of fluticasone furoate, umeclidinium, and vilanterol (the “Closed Triple”), currently in development for the treatment of COPD and asthma.

Program Highlights

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (“MRSA”) strains. VIBATIV is approved in the U.S. for the treatment of adult patients with complicated skin and skin structure infections (“cSSSI”) caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/ “VABP”) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. VIBATIV is indicated in the European Union (“EU”) for the treatment of adults with nosocomial pneumonia, including ventilator-associated pneumonia, known or suspected to be caused by MRSA when other alternatives are not suitable. VIBATIV is also indicated in Canada and Russia for cSSSI and HABP and VABP caused by Gram-positive bacteria, including MRSA.

Our focused acute care sales force currently markets VIBATIV in the U.S., and we maintain an independent sales, marketing, and medical affairs team. Outside of the U.S., our strategy is to market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies—Canada, Middle East and North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen Group (“Clinigen”) reached a mutual decision for Clinigen to return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma. On November 4, 2016, the European Commission approved the transfer of the centralized marketing authorization for VIBATIV from Clinigen to our wholly-owned Irish subsidiary, Theravance Biopharma Ireland Limited. We are in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU.

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

Telavancin Observational Use Registry (“TOURTM”) Study

Initiated in February 2015, the 1,000-patient TOURTM study is designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients. By broadly collecting and examining data related to VIBATIV treatment patterns, as well as clinical effectiveness and safety outcomes in medical practice, we aim to create an expansive knowledge base to guide optimal clinical use and future development of the drug. In February 2017, we announced that enrollment in the TOURTM study was complete. Data to date is providing information about the use of VIBATIV in real-world clinical settings, including reports of positive clinical responses in patients with bacteremia, endocarditis, osteomyelitis, skin and respiratory infections. We expect future TOURTM analyses to be updated as additional data becomes available and the study is completed.

Long-Acting Muscarinic Antagonist—Revefenacin (TD-4208)

Revefenacin is an investigational LAMA in development for the treatment of COPD. We believe that revefenacin may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates there is an enduring population of COPD patients in the U.S. that either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. Revefenacin has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of revefenacin, together with its physical characteristics, suggest that this LAMA could serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler (“MDI”/”DPI”) products.

Mylan Collaboration

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV. Funding of the Phase 3 development program by Mylan preserves our capital position and enhances our financial flexibility to advance other high-value pipeline assets alongside revefenacin.

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we are co-developing nebulized revefenacin for COPD and other respiratory diseases. We are leading the U.S. Phase 3 development program and Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs will be shared. If a product developed under the collaboration is approved in the U.S., Mylan will lead commercialization and we will retain the right to co-promote the product in the U.S. under a profit-sharing arrangement (65% Mylan/35% Theravance Biopharma). Outside the U.S. (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of March 31, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the EU. We do not expect to earn any milestone payments from Mylan in 2017.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.  In China, we retain all rights to revefenacin in any dosage form.

Phase 3 Program in COPD

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

In October 2016, we announced positive top line results from the two replicate Phase 3 efficacy studies of revefenacin in more than 1,250 moderate to very severe COPD patients. Both Phase 3 efficacy studies met their primary endpoints, demonstrating statistically significant improvements over placebo in trough FEV1 after 12 weeks of dosing for each of the revefenacin doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In addition to the two efficacy studies, the safety study has enrolled more than 1,050 patients and is expected to be completed in mid-2017. Together, the three studies enrolled approximately 2,300 patients. Should results from the safety study be supportive, we expect to file a NDA for revefenacin with the FDA in the fourth quarter of 2017.

In March 2017, we initiated a Phase 3b study of revefenacin in patients with low peak inspiratory flow rate (“PIFR”), designed to support commercialization if revefenacin is approved. The study is not required for the planned NDA submission for revefenacin in COPD in 2017. We expect results in the early part of 2018.

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

In December 2016, the FDA granted Fast Track designation to velusetrag for the treatment of symptoms associated with idiopathic and diabetic gastroparesis. The FDA’s Fast Track program was established to facilitate the development and expedite the review of drugs with the potential to treat serious conditions and address an unmet medical need.

TD-9855

TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (“NSRI”). TD-9855 completed a Phase 2 study in patients with fibromyalgia, demonstrating statistically significant and clinically meaningful improvements in pain and core symptoms at the highest dose tested compared to placebo. We are assessing the potential use of TD-9855 in neurogenic orthostatic hypotension (“nOH”), and in May 2016, we initiated a Phase 2a study of TD-9855 in this indication. The Phase 2a study is designed to evaluate postural changes in blood pressure, symptom reduction, and safety and tolerability of single ascending doses in patients with nOH. Based on encouraging treatment responses in the majority of patients enrolled to date, we announced in February 2017 our plan to amend the study design to allow those patients who respond to continue dosing for up to 20 weeks to assess the durability of their response. We expect to complete the extended Phase 2a study by the end of 2017. In parallel with the Phase 2a study, we plan to seek regulatory support for an orphan drug designation and an expedited development pathway for TD-9855 in nOH.

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

In October 2015, TREKtx initiated an open-label Phase 2a clinical trial to evaluate faldaprevir (“FDV”), an HCV protease inhibitor, combined with TD-6450 and ribavirin (“RBV”) in patients infected with HCV genotype 4. In September 2016, TREKtx announced interim data from the study that showed the sustained viral response (“SVR”) rate four weeks after the completion of treatment (SVR4) was 100% (16 of 16) in treatment naïve patients with chronic genotype 4 HCV who received 120 mg of FDV and RBV in combination with 60 mg or 120 mg of TD-6450 for 12 weeks. In February 2017, TREKtx announced that 100% of these patients (16 of 16) had maintained SVR at twelve weeks after the completion of treatment (SVR12) as well. TREKtx is conducting a second Phase 2a study of FDV and TD-6450, with and without RBV in patients with HCV genotype 1b. In the ongoing study, TREKtx reported that 14 out of 15 patients in the study arm containing RBV achieved SVR12, and 6 out of 8 patients in the study arm without RBV reached SVR4. SVR12 results for the RBV-free arm are expected in June 2017.

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

TD-0714

Phase 1 Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) Studies

In March 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, single ascending dose (“SAD”) study in healthy volunteers of our most advanced NEP inhibitor compound, TD-0714. The study was designed to assess the safety, tolerability and pharmacokinetics of TD-0714, as well as measure biomarker evidence of target engagement and the amount of the drug that is eliminated via the kidneys. Results from the SAD study of TD-0714 demonstrate that the compound achieved maximal and sustained levels of target engagement for 24 hours after a single-dose, supporting the drug’s potential for once-daily dosing. Target engagement was measured by dose-related increases in the levels of cyclic GMP (cGMP, a well-precedented biomarker of NEP engagement). TD-0714 also demonstrated very low levels of renal elimination, as evidenced by intravenous microtracer testing technology, and a favorable tolerability profile. These results met our target product profile and provide confidence for future efficacy studies of TD-0714 in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

In October 2016, we completed a Phase 1 randomized, double-blind, placebo-controlled, multiple ascending dose (“MAD”) study in healthy volunteers of TD-0714. The findings from the MAD study were consistent with the Phase 1 randomized, double-blind, placebo-controlled, SAD study in healthy volunteers we completed in March 2016, demonstrating sustained target engagement, low levels of renal elimination, and a favorable tolerability profile. Findings from the studies support clinical progression of TD-0714, which potential studies are being evaluated in the context of our overall NEPi program.

TD-1439

In September 2016, we progressed a second NEP inhibitor compound, TD-1439, which is structurally distinct from TD-0714, into Phase 1 randomized, double-blind, placebo-controlled, SAD and MAD studies in healthy volunteers. In February 2017, we announced favorable results from the Phase 1 SAD study. In early May 2017, we announced that the Phase 1 MAD study results were consistent with those reported from the SAD study. In both Phase 1 studies, TD-1439 demonstrated characteristics which met our target product profile, including sustained 24-hour target engagement, low levels of renal elimination and a favorable tolerability profile.

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

TD-3504

In September 2016, we announced plans to progress a second compound, TD-3504, from our JAK inhibitor program. TD-3504 is an innovative prodrug of tofacitinib, an investigational JAK inhibitor in development for ulcerative colitis. TD-3504 is chemically distinct from TD-1473 and is designed to release active tofacitinib into the intestinal tract. In preclinical studies, TD-3504 demonstrated rapid formation of tofacitinib in the intestinal tract, reduction in disease activity score comparable to tofacitinib, and low systemic exposure in contrast to tofacitinib. In February 2017, we announced plans to initiate a Phase 1 study of TD-3504 in healthy volunteers and ulcerative colitis patients in the first half of 2017.

Selective 5-HT4 Agonist (TD-8954)

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., a Delaware corporation (“Millennium”) (the “Takeda Agreement”), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Prior to the Takeda Agreement, we developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance (“EFI”) to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received FDA Fast Track designation. Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock

Exchange (collectively with Millennium, “Takeda”). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success-based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Innoviva) relating to certain of the respiratory programs (the “GSK-Partnered Respiratory Programs”) that Innoviva partnered with GSK and assigned to Theravance Respiratory Company, LLC (“TRC”) in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma. The GSK-Partnered Respiratory Programs consist primarily of the Closed Triple program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest will not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

“Closed Triple” or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

The Closed Triple program seeks to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. If the Closed Triple is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties are upward-tiering from 6.5% to 10%. Previously, Innoviva and GSK announced the initiation of two global pivotal Phase 3 studies of the Closed Triple. The IMPACT study, which will enroll approximately 10,000 COPD patients, was initiated in July 2014. The IMPACT study will assess whether the Closed Triple can reduce the rate of moderate and severe exacerbations compared with two approved once-daily COPD treatments, RELVAR® ELLIPTA®/BREO® ELLIPTA® (FF/VI), an ICS/LABA combination, and ANORO® ELLIPTA® (UMEC/VI), a LAMA/LABA combination. The IMPACT study is ongoing and is expected to read out in 2017. The FULFIL study, which enrolled approximately 1,800 COPD patients was initiated in February 2015. In June 2016, GSK and Innoviva disclosed positive top-line results from the FULFIL study, in which data demonstrated superiority of the Closed Triple as compared to twice-daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health-related quality of life in COPD patients. In November 2016, GSK and Innoviva announced the filing of a NDA in the U.S. for the Closed Triple for patients with COPD. In December 2016, GSK and Innoviva announced the filing of a Marketing Authorization Application (“MAA”) in the EU for the Closed Triple for patients with COPD. In December 2016, GSK and Innoviva announced the initiation of the Phase 3 (CAPTAIN) study of the Closed Triple in patients with asthma. The CAPTAIN study is expected to read out in 2018.

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

Theravance Respiratory Company, LLC (“TRC”)

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva. The drug programs assigned to TRC include the Closed Triple and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than below, there have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Non-Marketable Equity Securities

Non-marketable equity securities are recorded at cost in long-term assets, and we periodically review our non-marketable equity securities for impairment by determining whether impairment indicators are present. Common impairment indicators include a significant adverse change in the regulatory or economic environment in which the investee entity operates, inadequacies in the ability of the investee to raise cash to fund operating activities, or other working capital deficiencies.

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

As of March 31, 2017, we reviewed our $8.0 million investment in TREKtx for impairment and determined that no impairment charges were necessary. The realization of the value of our investment in TREKtx is dependent upon TREKtx’s ability to continue to raise capital to pursue their business plan. TREKtx faces development risks and the outcome of the development is inherently uncertain, and the ultimate commercialization of their product is further dependent upon regulatory approvals, product pricing and reimbursements. As a result of these risks, it is possible that impairments of the carrying value of TREKtx can arise in future reporting periods.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Product sales	$3,050	$3,311	$(261)	(8)%
Revenue from collaborative arrangements	37	15,099	(15,062)	(100)
Total revenue	$3,087	$18,410	$(15,323)	(83)%

Revenue from product sales decreased slightly to $3.1 million for the three months ended March 31, 2017 compared to $3.3 million for the same period in 2016. The $0.3 million decrease in product sales was primarily due to reduced volume attributed to the increased availability of generic competitor products, such as daptomycin.

Revenue from collaborative arrangements for the three months ended March 31, 2017 decreased by $15.1 million from the same period in the prior year primarily due to a $15.0 million milestone payment from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study. There were no milestone payments in the current quarter.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Cost of goods sold	$565	$778	$(213)	(27)%

Costs of goods sold was $0.6 million for the three months ended March 31, 2017 compared to $0.8 million for the same period in 2016. The $0.2 million decrease in costs of goods sold was primarily due to the decrease in sales of VIBATIV for the three months ended March 31, 2017 compared to same period in the prior year.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Employee-related	$12,153	$10,518	$1,635	16%
Share-based compensation	5,101	5,160	(59)	(1)
External-related	16,256	13,103	3,153	24
Facilities, depreciation and other allocated expenses	7,055	6,897	158	2
Total research and development expenses	$40,565	$35,678	$4,887	14%

R&D expenses increased by $4.9 million for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increased employee-related and external-related costs. The combined $4.8 million increase in employee-related and external-related costs was primarily driven by the progression in our key programs, including the initiation of the Phase 3b PIFR study of revefenacin, as well as ongoing enrollment in the Phase 3 registrational study of telavancin for bacteremia and completion of enrollment in TOUR, a patient registry study. As we continue to advance our key programs, we expect our R&D expenses to increase moderately in 2017 as compared to 2016.

Under certain of our collaborative arrangements we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $7.1 million and $32.4 million for the three months ended March 31, 2017 and 2016, respectively. The decrease in expense reimbursements was primarily attributed to the completion of the two replicate three-month efficacy studies for revefenacin, a program we are co-developing with Mylan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Selling, general and administrative	$20,786	$23,596	$(2,810)	(12)%

Selling, general and administrative expenses decreased to $20.8 million for three months ended March 31, 2017 compared to $23.6 million the same period in 2016. The $2.8 million decrease was primarily due to reductions in other general and administrative expenses to support the infrastructure of our business and share-based compensation. Share-based compensation within selling, general and administrative expenses was $5.2 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively.

Provision for Income Taxes

	Three Months Ended March 31,		Change
(In thousands)	2017	2016	$	%
Provision for income taxes	$5,383	$694	$4,689	676%

Our effective tax rate for the three months ended March 31, 2017 was approximately (9.0)%. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. As of March 31, 2017, we had approximately $540.7 million in cash and investments in marketable securities. Also, as of March 31, 2017, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,
(In thousands)	2017	2016	Change
Net cash used in operating activities	$(50,026)	$(26,309)	$(23,717)
Net cash (used in) provided by investing activities	(123,522)	16,385	(139,907)
Net cash (used in) provided by financing activities	(1,216)	26,020	(27,236)

Cash flows used in operating activities

Net cash used in operating activities was $50.0 million for the three months ended March 31, 2017, consisting primarily of net loss of $65.3 million, adjusted for non-cash items such as $10.3 million for share-based compensation expense and $3.9 million of net cash inflow related to changes in operating assets and liabilities for the three months ended March 31, 2017.

Net cash used in operating activities was $26.3 million for the three months ended March 31, 2016, consisting primarily of net loss of $42.2 million, adjusted for non-cash items such as $11.3 million for share-based compensation expense, and $3.8 million of net cash inflow related to changes in operating assets and liabilities. The $3.8 million net cash inflow related to changes in operating assets and liabilities was primarily attributable to a $7.5 million net decrease in prepaid and other current assets partially offset by a $3.7 million net decrease in accounts payables and accrued expenses for the three months ended March 31, 2016.

Cash flows (used in) provided by investing activities

Net cash used in investing activities was $123.5 million for the three months ended March 31, 2017, consisting primarily of net cash outflows resulting from the purchases and maturities of marketable securities of $122.9 million.

Net cash provided by investing activities was $16.4 million for the three months ended March 31, 2016, consisting of maturities of marketable securities of $17.1 million partially offset by purchases of property and equipment of $0.7 million.

Cash flows (used in) provided by financing activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2017, consisting of net cash outflows of $4.0 million from the sale of shares to satisfy tax withholding obligations which was partially offset by the proceeds from employee option exercises of $2.8 million.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2017.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of March 31, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending March 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.     RISK FACTORS

RISKS RELATING TO THE COMPANY

The risks described below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc. (known as Theravance, Inc. prior to January 7, 2016), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During three months ended March 31, 2017 and the years ended December 31, 2016 and 2015, we recognized losses of $65.3 million, $190.7 million and $182.2 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin) and, in anticipation of potential approval, revefenacin. In particular, to the extent we advance our product candidates into and through additional clinical studies without a partner, we will incur substantial expenses. We are also making additional investments in telavancin, our antibiotic that has been approved for certain difficult-to-treat infections. For example, in February 2015 we initiated a Phase 3 registrational study of telavancin for bacteremia and a patient registry study. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expanded medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. We are also making additional investments in revefenacin in anticipation of potential approval. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Other than revenues from sales of VIBATIV, our only approved medicine and potential payments under collaboration agreements, we do not expect to generate revenues from our programs in the immediate future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress any additional product candidates into later-stage development on our own, our capital needs would increase substantially. We also are making significant investments in telavancin, our approved antibiotic, which increases our operating expenses. For example, in 2015 we initiated a Phase 3 registrational study of telavancin for bacteremia and our Telavancin Observational Use Registry (“TOUR”), a patient registry study. In addition, we maintain an independent sales and marketing organization and medical affairs team focused on the acute care setting and VIBATIV. We are also making additional investments in revefenacin in anticipation of potential approval. In 2016, we increased our anticipated operating loss, primarily because of accelerated enrollment in TOUR, increased funding for the development of our intestinally restricted pan-Janus kinase (“JAK”) inhibitors and increased investment in our neprilysin (“NEP”) inhibitor program.

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

Additionally, holders of the Notes may have the right to require us to repurchase the Notes upon the occurrence of a “fundamental change” such as a change of control of our Company or the termination of trading of our ordinary shares, as defined in the indenture, as amended, governing the Notes. We may not have sufficient funds to repurchase the Notes in cash or have the ability to arrange necessary financing on acceptable terms. Our failure to repurchase the Notes when required would result in an event of default with respect to the Notes. Any acceleration of the repayment of the Notes or future indebtedness after any applicable notice or grace periods could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

We have collaborations with a number of third parties including Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfa Wassermann S.p.A. (“Alfa Wassermann”) for velusetrag, Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs and we received non-marketable equity securities in connection with our September 2015 licensing agreement with Trek Therapeutics, PBC. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and axelopran (TD-1211) for opioid-induced constipation and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We are in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU and we may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV. Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates and could cause the price of our securities to fall.

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

•      GSK deciding to delay or halt development of any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including the Closed Triple or GSK961081 (‘081), the lead compound in the MABA program;

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

•      our ability to find an EU commercialization partner for VIBATIV, which we have not had since August 2016;

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

Astellas Pharma Inc. (“Astellas”), our former VIBATIV collaboration partner is entitled to a ten-year, 1% royalty on future net sales of VIBATIV.  We have built and now maintain a VIBATIV sales force in the U.S. The risks of commercializing VIBATIV in the U.S. without a partner and commercializing any future products that we may choose to commercialize without a partner include:

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

•      our ability to retain effective sales and marketing personnel and medical science liaisons in the U.S.;

•      the ability of our sales and marketing personnel to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV, or any future products, in appropriate clinical situations;

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

The FDA must approve any new medicine before it can be marketed and sold in the U.S. We will not obtain this approval for a product candidate unless and until the FDA approves a NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. In addition, over the past decade, the FDA has implemented additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs only through approximately December 2017. We have manufactured additional VIBATIV drug product supply which is currently undergoing our internal quality review prior to release. We will not know whether this supply is suitable for release until we complete our internal quality review. If we are able to release this additional supply we would have sufficient quantities of VIBATIV drug product available to meet our anticipated needs through the fall of 2018. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. As publicly reported in early 2017, Pfizer has received an FDA warning letter relating to a 2016 inspection of this facility. None of the lots cited in the warning letter are manufactured VIBATIV drug product. We are also having additional VIBATIV drug product manufactured for us at this facility in 2017. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product would adversely affect the commercialization of VIBATIV and our obligations to our partners, as well as our Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners. If either of these were to occur, our business would be harmed.

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

Based on our review of publicly available filings, as of March 31, 2017, GSK beneficially owned approximately 18.1% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Innoviva Agreements”) that may cause GSK’s interests to differ from the interests of us and our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the EU is approved, GSK’s diligent efforts obligations under the GSK-Innoviva Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Innoviva Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Innoviva Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Innoviva Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Innoviva Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Although the actions GSK may take to acquire us are limited under our governance agreement with GSK (the “Governance Agreement”), this agreement will expire on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Innoviva Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Innoviva Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Innoviva Agreements, the master agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Innoviva Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

Agreements entered into with or for the benefit of GSK in connection with the Spin-Off may significantly restrict our business and affairs.

On March 3, 2014, in connection with the Spin-Off, we, Innoviva and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Innoviva and GSK entered into a three-way master agreement (the “Master Agreement”) that, among other things, requires GSK’s consent to make any changes to (A) a Separation and Distribution Agreement and ancillary agreements that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (B) the TRC Limited Liability Company Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC Limited Liability Company Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC Limited Liability Company Agreement. We and GSK also entered into (i) the Governance Agreement that, among other things, provides share purchase rights to GSK and exempts GSK from triggering our Rights Agreement until December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Innoviva under the GSK-Innoviva Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK’s interests may not be aligned with the interests of our business or our other shareholders.

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

Worldwide economic conditions remain uncertain due to the election by the United Kingdom to withdraw from the European Union (often referred to as “Brexit”), new political leadership in the United States, current economic challenges in Asia and other disruptions to global and regional economies and markets.

Brexit has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal.  From a regulatory perspective, the United Kingdom’s withdrawal could bear significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is that the applicant is established in the EU. Depending upon the exact terms of the United Kingdom’s withdrawal, there is an arguable risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the United Kingdom. In these circumstances, an authorization granted by the United Kingdom’s competent authorities would always be required to market medicinal products on the United Kingdom market. In addition, the exact terms of the United Kingdom’s withdrawal and the laws and regulations that will apply after the United Kingdom withdraws from the EU would affect manufacturing sites that hold an EU manufacturing authorization issued by the United Kingdom competent authorities. The referendum has also given rise to calls for the governments of other EU Member States to consider withdrawal from the EU.

Our operations also depend upon favorable trade relations between the U.S. and those foreign countries in which our materials suppliers have operations. A protectionist trade environment in either the U.S. or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our operations. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. These geopolitical, social and economic conditions could harm our business.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected. We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations. In addition, since we are a “large accelerated filer” rather than an “emerging growth company” (each as defined in the Exchange Act) as of December 31, 2016 our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting annually. If our independent registered public accounting firm is unable to attest to the effectiveness of our internal control over financial reporting, investor confidence in our reported results will be harmed and the price of our securities may fall. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

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

We were a passive foreign investment company, or “PFIC,” for 2014 but we believe that we are not a PFIC for 2015 and 2016, and we do not expect to be a PFIC for the foreseeable future.

For U.S. federal income tax purposes, we generally would be classified as a PFIC for any taxable year if either (i) 75% or more of our gross income (including gross income of certain 25% or more owned corporate subsidiaries) is “passive income” (as defined for such purposes) or (ii) the average percentage of our assets (including the assets of certain 25% or more owned corporate subsidiaries) that produce passive income or that are held for the production of passive income is at least 50%. In addition, whether our company will be a PFIC for any taxable year depends on our assets and income over the course of each such taxable year and, as a result, cannot be predicted with certainty until after the end of the year.

Based upon our assets and income during the course of 2014, we believe that our company and one of our company’s wholly owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income during the course of 2015 and 2016, we do not believe that our company is a PFIC for 2015 or 2016. We do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our company is a PFIC that is included in the holding period of a U.S. holder, the U.S. holder is generally subject to additional U.S. federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma R&D, Inc. U.S. holders of our ordinary shares may have filed an election with respect to company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. U.S. holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

If we are required to indemnify Innoviva, or if we are not able to collect on indemnification rights from Innoviva, our business prospects and financial condition may be harmed.

We agreed to indemnify Innoviva from and after the Spin-Off with respect to (i) all debts, liabilities and obligations transferred to us in connection with the Spin-Off (including our failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off), (ii) any misstatement or omission of a material fact resulting in a misleading statement in our Information Statement distributed to Innoviva stockholders in connection with the Spin-Off and (iii) any breach by us of certain agreements entered into with Innoviva in connection with the Spin-Off (namely, the Separation and Distribution Agreement, a Transition Services Agreement, a Employee Matters Agreement, a Tax Matters Agreement, and a Facility Sublease Agreement). We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Under the terms of the Separation and Distribution Agreement, Innoviva agreed to indemnify us from and after the Spin-Off with respect to (i) all debts, liabilities and obligations retained by Innoviva after the Spin-Off (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off) and (ii) any breach by Innoviva of the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement, and the Facility Sublease Agreement. Our and Innoviva’s ability to satisfy these indemnities, if called upon to do so, will depend upon our and Innoviva’s future financial strength. If we are required to indemnify Innoviva, or if we are not able to collect on indemnification rights from Innoviva, our business prospects and financial condition may be harmed.

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2017, we or one of our wholly-owned subsidiaries owned 437 issued United States patents and 1,753 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (ANDA) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting VIBATIV until at least 2027 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants could potentially submit “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. We have not received any such paragraph IV notifications but if any competitors successfully challenge our patents, we would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

•                  our ability to generate revenues and achieve profitability; and

•                  the availability of capital.

The pricing and reimbursement environment for VIBATIV and any future products may change in the future and become more challenging due to, among other reasons, policies advanced by the new presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of VIBATIV and other products we may bring to market, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments.

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

Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed below under the risk factor “—If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.” In particular, on February 1, 2016, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

Moreover, legislative and regulatory changes to the Healthcare Reform Act and its implementation remain possible. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (“HRSA”), the federal agency that administers the 340B program, has initiated the process of updating the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. In August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process to resolve claims by covered entities that they have been overcharged by manufacturers and claims by manufacturers of program violations by covered entities. It is unclear when or whether the regulation will be released in final form under the Trump Administration. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. On March 20, 2017, HRSA delayed the effective date of the final rule until May 22, 2017 and requested comments regarding a possible further delay until October 1, 2017. It is unclear when the final rule will become effective. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

Federal law also requires that a company that participates in the Medicaid Drug Rebate program report average sales price information each quarter to CMS for certain categories of drugs that are paid under the Medicare Part B program. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Statutory or regulatory changes or CMS guidance could affect the average sales price calculations for our products and the resulting Medicare payment rate, and could negatively impact our results of operations. Also, the Medicare Part B drug payment methodology is subject to change based on potential demonstration projects undertaken by CMS or potential legislation enacted by Congress.

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. In the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program.

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

Our ordinary shares began trading on June 3, 2014, and the market price for our shares has and may continue to fluctuate widely, and may result in substantial losses for purchasers of our ordinary shares. To date, there is limited securities analyst coverage of our company. Limited securities analyst coverage of our company and shares is likely to reduce demand for our shares from potential investors, which likely will reduce the market price for our shares. To the extent that historically low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

•                  the sale of large concentrations of our shares;

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

Based on our review of publicly available filings, as of March 31, 2017 GSK beneficially owned approximately 18.1% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.3% of our outstanding ordinary shares. Based on our review of publicly available filings, as of March 31, 2017 our three largest shareholders other than GSK collectively owned approximately 49.6% of our outstanding ordinary shares. GSK also has a right to maintain its percentage ownership in our company under the Governance Agreement, including by participating in offerings of our ordinary shares or securities convertible into our shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

(1)                                     The certifications provided as Exhibit 32 are being furnished to accompany the Report pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: May 9, 2017	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	/s/ Renee D. Gala
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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

(1)                                     The certifications provided as Exhibit 32 are being furnished to accompany the Report pursuant to 18 U.S.C. § 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.