Form 10-Q
period 2017-06-30
Theravance Biopharma, Inc.
filed 2017-08-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 1, 2017, the number of the registrant’s outstanding ordinary shares was 53,829,472.

THERAVANCE BIOPHARMA, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$139,626	$344,709
Short-term marketable securities	222,194	156,387
Accounts receivable, net of allowances of $757 and $779 at June 30, 2017 and December 31, 2016, respectively	1,346	646
Receivables from collaborative arrangements	5,318	9,076
Prepaid taxes	242	3,060
Other prepaid and current assets	4,030	2,405
Inventories	12,126	12,220
Total current assets	384,882	528,503
Property and equipment, net	8,679	8,460
Long-term marketable securities	136,445	91,565
Other investments	8,000	8,000
Restricted cash	833	833
Other assets	5,047	1,893
Total assets	$543,886	$639,254

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,406	$1,733
Accrued personnel-related expenses	15,800	14,021
Accrued clinical and development expenses	26,386	25,064
Other accrued liabilities	8,369	8,298
Deferred revenue	142	152
Total current liabilities	57,103	49,268
Convertible senior notes, net	223,210	222,676
Deferred rent	3,450	3,966
Other long-term liabilities	18,996	13,113

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at June 30, 2017 and December 31, 2016; 53,829 and 52,833 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	885,315	862,708
Accumulated other comprehensive loss	(248)	(253)
Accumulated deficit	(643,941)	(512,225)
Total shareholders’ equity	241,127	350,231

Total liabilities and shareholders’ equity	$543,886	$639,254

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product sales	$3,474	$5,359	$6,524	$8,670
Revenue from collaborative arrangements	35	112	72	15,211
Total revenue	3,509	5,471	6,596	23,881

Costs and expenses:
Cost of goods sold	1,364	638	1,929	1,416
Research and development (1)	42,927	32,069	83,492	67,748
Selling, general and administrative (1)	24,339	20,261	45,125	43,857
Total costs and expenses	68,630	52,968	130,546	113,021
Loss from operations	(65,121)	(47,497)	(123,950)	(89,140)
Interest expense	(2,137)	—	(4,274)	—
Interest and other income (loss), net	1,425	308	2,455	495
Loss before income taxes	(65,833)	(47,189)	(125,769)	(88,645)
Provision for income taxes	454	36	5,837	730
Net loss	$(66,287)	$(47,225)	$(131,606)	$(89,375)

Net loss per share:
Basic and diluted net loss per share	$(1.27)	$(1.06)	$(2.53)	$(2.16)
Shares used to compute basic and diluted net loss per share	52,255	44,407	51,938	41,366

Net unrealized gain (loss) on available-for-sale investments	24	55	5	251
Total comprehensive loss	$(66,263)	$(47,170)	$(131,601)	$(89,124)

(1) Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Research and development	$4,917	$4,959	$10,018	$10,119
Selling, general and administrative	5,481	4,945	10,649	11,115
Total share-based compensation expense	$10,398	$9,904	$20,667	$21,234

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016

Operating activities
Net loss	$(131,606)	$(89,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,059	1,153
Share-based compensation	20,667	21,234
Inventory write-down	642	119
Other	262	—
Changes in operating assets and liabilities:
Accounts receivable	(700)	66
Receivables from collaborative arrangements	3,758	152
Prepaid taxes	(212)	9,614
Other prepaid and current assets	(1,857)	1,566
Inventories	(497)	157
Other assets	(128)	711
Accounts payable	4,798	(10,757)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	2,905	5,732
Deferred rent	(516)	(229)
Deferred revenue	15	905
Other long-term liabilities	5,859	508
Net cash used in operating activities	(94,551)	(58,444)

Investing activities
Purchases of property and equipment	(1,325)	(1,322)
Purchases of marketable securities	(231,991)	(91,382)
Maturities of marketable securities	120,970	40,514
Net cash used in investing activities	(112,346)	(52,190)

Financing activities
Proceeds from sale of ordinary shares, net	—	145,224
Proceeds from ESPP purchases	2,657	1,944
Proceeds from option exercises	5,320	1,346
Repurchase of shares to satisfy tax withholding	(6,163)	(2,224)
Net cash provided by financing activities	1,814	146,290

Net (decrease) increase in cash and cash equivalents	(205,083)	35,656
Cash and cash equivalents at beginning of period	344,709	112,707
Cash and cash equivalents at end of period	$139,626	$148,363

Supplemental disclosure of cash flow information
Cash paid for interest	$3,717	$—
Cash paid (received) for income taxes, net	$(2,985)	$(9,488)

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

Basis of Presentation

Our condensed consolidated financial information as of June 30, 2017, and the three and six months ended June 30, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2016 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “Topic 606”), which will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies may need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance.

Topic 606 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Since the separation from our former parent, Innoviva, in June 2014, our revenues have been derived primarily from collaboration agreements. The consideration we are eligible to receive under these agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under the new standard. Under our current accounting policy, we recognize milestone revenue using the milestone method specified in ASC 605-28, which generally results in the recognition of the milestone payment as revenue in the period that the milestone is achieved. However, under the new accounting standard, it is possible to start to recognize milestone revenue before the milestone is achieved, subject to management’s assessment of whether it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This aspect of Topic 606 may have a material effect on our financial statements. We also recognize revenues from product sales. Although we have not yet completed our final review of the impact of Topic 606, we currently do not anticipate a material impact on our revenue recognition practices for product sales.

We will adopt Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. We are in the process of reviewing variable consideration, potential disclosures, and our method of adoption to complete our evaluation of the impact on our consolidated financial statements prior to the end of 2017. In addition, we continue to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB, which may impact our current conclusions.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10) (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income, simplifies the impairment assessment of certain equity investments, and updates certain presentation and disclosure requirements. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This guidance is effective for all interim and annual reporting periods beginning after December 15, 2017, and early adoption is not permitted. We have evaluated the potential impact of ASU 2016-01, and we do not believe the adoption of ASU 2016-01 will have a material impact on our consolidated financial statements and related disclosures.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) (“ASU 2016-16”). ASU 2016-16 requires immediate recognition of income tax consequences of intra-company asset transfers, other than inventory transfers. Existing GAAP prohibits recognition of income tax consequences of intra-company asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. ASU 2016-16 specifically excludes from its scope intra-company inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. Two common examples of assets included in ASU 2016-16’s scope are intellectual property and property, plant and equipment. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption is permitted. We expect to adopt ASU 2016-16 in the first quarter of 2018 using the modified retrospective method. Currently, we do not anticipate a material impact on our consolidated financial statements and related disclosures upon adoption due to a full valuation allowance on our deferred tax assets. However, the ultimate impact of adopting ASU 2016-16 will depend on the balance of intercompany sales transactions, if any, between our subsidiaries as of the adoption date and our continued full valuation allowance position.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a share-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The provisions of ASU 2017-09 are effective for all interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. We plan to adopt ASU 2017-09 on its effective date and apply the new guidance to evaluate future changes, if any, to the terms and conditions of our share-based payment awards.

We have evaluated other recently issued accounting pronouncements and do not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of outstanding, less ordinary shares subject to forfeiture. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding, less ordinary shares subject to forfeiture, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities.

For the three and six months ended June 30, 2017 and 2016, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Share issuances under equity incentive plan and ESPP	2,674	3,310	2,958	3,417
Restricted shares	26	1,488	26	1,488
Share issuances upon the conversion of convertible senior notes	6,676	—	6,676	—
	9,376	4,798	9,660	4,905

In addition, as of June 30, 2017 and 2016, there were 1,305,000 shares and 1,440,000 shares, respectively, which were subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized the following revenues from our collaborative arrangements:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Mylan	$26	$25	$52	$15,051
Other	9	87	20	160
Total revenue from collaborative arrangements	$35	$112	$72	$15,211

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

For the three and six months ended June 30, 2017, we recognized $26,000 and $52,000, respectively, in revenue primarily from the amortization of previously deferred revenue. For the three and six months ended June 30, 2016, we recognized $25,000 and $15.0 million of revenue, respectively. The $25,000 resulted from amortization of previously deferred revenue and the $15.0 million resulted from the achievement of 50% enrollment in the Phase 3 twelve-month safety study which triggered a milestone payment to Theravance Biopharma by Mylan.

As of June 30, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the European Union (“EU”). Development and regulatory milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan’s performance of future commercial activities. We do not expect to earn any milestone payments from Mylan in 2017.

Alfasigma (formerly Alfa Wassermann)

Development and Collaboration Agreement

Under an October 2012 development and collaboration agreement for velusetrag, we and Alfasigma S.p.A (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal). Alfasigma has an exclusive option to develop and commercialize velusetrag in the EU, Russia, China, Mexico and certain other countries, while we retain full rights to velusetrag in the United States, Canada, Japan and certain other countries. As part of this agreement, Alfasigma funded the majority of the costs associated with the Phase 2 gastroparesis program, which consisted of a Phase 2 study focused on gastric emptying and a Phase 2 study focused on symptoms. If Alfasigma exercises its license option at the completion of the Phase 2 program, then we are entitled to receive a $10.0 million option fee. If velusetrag is successfully developed and commercialized, we are entitled to receive potential future contingent payments totaling up to $53.5 million, and royalties on net sales by Alfasigma ranging from the low teens to 20%.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Mylan	$4,768	$25,971	$11,857	$57,144
Alfasigma	—	2,601	—	3,786
Other	4	110	41	123
Total reduction to R&D expense	$4,772	$28,682	$11,898	$61,053

4. Available-for-Sale Securities and Fair Value Measurements

Our available-for-sale securities include:

	Fair Value
	Hierarchy	Estimated Fair Value
(In thousands)	Level	June 30, 2017	December 31, 2016
U.S. government securities	Level 1	$84,884	$69,955
U.S. government agency securities	Level 2	69,200	60,747
Corporate notes	Level 2	181,593	98,313
Commercial paper	Level 2	35,953	18,937
Marketable securities		371,630	247,952
Money market funds	Level 1	92,493	323,602
Total		$464,123	$571,554

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Net unrealized losses were $0.4 million as of June 30, 2017 and $0.3 million as of December 31, 2016.

As of June 30, 2017, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately 10 months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three and six months ended June 30, 2017.

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis which may be maturity. We have determined that the gross unrealized losses on our marketable securities as of June 30, 2017 were temporary in nature. The gross unrealized loss on marketable securities held for greater than twelve months was immaterial, as of June 30, 2017.

As of June 30, 2017, our accumulated other comprehensive loss on our condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. During the three and six months ended June 30, 2017, we did not sell any of our marketable securities.

Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral.

In November 2016, we completed an underwritten public offering of $230.0 million of 3.250% convertible senior notes, due 2023 (the “Notes”). The estimated fair value of our Notes was $310.2 million as of June 30, 2017 and was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs. The inputs to determine fair value of the Notes are categorized as Level 2 inputs.  Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

As of June 30, 2017, we reviewed our $8.0 million investment in Trek Therapeutics, PBC (“TREKtx”), a non-marketable equity security that we acquired in September 2015, for impairment and believe the current liquidity of TREKtx is an indicator of impairment in our investment. However, based on TREKtx’s current financing plans, we believe that the impairment is temporary. The realization of the value in TREKtx is dependent upon TREKtx’s ability to continue to raise capital to pursue their business plan. TREKtx faces development risks and the outcome of the development is inherently uncertain, and the ultimate commercialization of their product is further dependent upon regulatory approvals, product pricing and reimbursements. As a result of these risks, it is possible that impairments of the carrying value of TREKtx can arise in future reporting periods.

5. Inventories

Inventory consists of the following:

	June 30, 2017	December 31, 2016
(In thousands)
Raw materials	$6,749	$6,067
Work-in-process	3,384	2,627
Finished goods	1,993	3,526
Total inventories	$12,126	$12,220

6. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Research and development	$4,917	$4,959	$10,018	$10,119
Selling, general and administrative	5,481	4,945	10,649	11,115
Total share-based compensation expense	$10,398	$9,904	$20,667	$21,234

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and management believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of June 30, 2017, there were 1,305,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding, and as of June 30, 2016, there were 1,440,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

Expense associated with these awards is broken into three separate tranches and may be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement is reassessed at each quarter-end reporting period. The maximum potential expense associated with the awards could be up to $35.5 million (allocated as $13.3 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved.

As of June 30, 2017, we determined that the achievement of the requisite performance conditions for the first tranche of the awards is probable due to multiple advancements of programs within our development pipeline over the course of 2017. For the three and six months ended June 30, 2017, we recognized $0.5 million and $0.9 million of share-based compensation expense from the first tranche of the awards, respectively.

We have determined that the remaining second and third tranches are not probable of vesting and, as a result, no compensation expense related to these tranches has been recognized as of June 30, 2017.

7. Income Taxes

The income tax provision was $0.5 million and $5.8 million for the three and six months ended June 30, 2017, respectively, although we incurred operating losses on a consolidated basis. The provision for income tax was primarily due to recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized.  As of June 30, 2017, our deferred tax assets were offset in full by a valuation allowance.

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

Our future income tax expense may be affected by such factors as changes in tax laws, our business, regulations, tax rates, interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, our international organization, shifts in the amount of income before tax earned in the U.S. as compared with other regions in the world, the timing and amounts of releases of our valuation allowance and changes in overall levels of income before tax.

8. Operating Leases

We lease approximately 150,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2020. We have the right to extend the terms of this lease for two additional five-year periods. In April 2017, we entered into a 10-year lease for an office space in Connaught House, Dublin, Ireland (“Connaught House”).  The Connaught House replaces our previously leased Dublin office space and allows us to accommodate future personnel growth. Under the terms of the Connaught House lease, we are leasing approximately 6,100 square feet at an initial base rent of approximately $443,000 per year. Future minimum lease payments under the leases, exclusive of executory costs, as of June 30, 2017, are as follows:

(In thousands)
Six months ending December 31, 2017	$3,305
Years ending December 31:
2018	6,748
2019	6,937
2020	3,201
2021	443
Thereafter	2,333
Total	$22,967

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

Our acute care sales force currently markets VIBATIV in the U.S., and we maintain an independent marketing and medical affairs team. Outside of the U.S., our strategy is to market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies—Canada, Middle East and North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen Group (“Clinigen”) reached a mutual decision for Clinigen to return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma. On November 4, 2016, the European Commission approved the transfer of the centralized marketing authorization for VIBATIV from Clinigen to our wholly-owned Irish subsidiary, Theravance Biopharma Ireland Limited. We are in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU.

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

Phase 3 Registrational Study in Staphylococcus aureus Bacteremia

As part of our effort to explore additional settings in which VIBATIV may offer patients therapeutic benefit, in February 2015, we initiated a Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. The 250-patient registrational study is a multi-center, randomized, open-label study designed to evaluate the non-inferiority of telavancin in treating Staphylococcus aureus bacteremia as compared to standard therapy. Key secondary outcome measures of the study include an assessment of the duration of bacteremia post-randomization and the incidence of development of metastatic complications, as compared to standard therapy. We expect to complete the study in 2018 or 2019.

Telavancin Observational Use Registry (“TOURTM”) Study

Initiated in February 2015, the 1,000-patient TOURTM study is designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients. By broadly collecting and examining data related to VIBATIV treatment patterns, as well as clinical effectiveness and safety outcomes in medical practice, we aim to create an expansive knowledge base to guide optimal clinical use and future development of the drug. In February 2017, we announced that enrollment in the TOURTM study was complete. Final results from the study will be available once all patient data is collected, verified and analyzed. This study is providing information about the use of VIBATIV in real-world clinical settings, including reports of positive clinical responses in patients with bacteremia, endocarditis, osteomyelitis, skin and respiratory infections. We expect future TOURTM analyses to be updated as additional data becomes available.

Janssen Pharmaceutica License Agreement

In 2002, we entered into a License Agreement with Janssen Pharmaceutica N.V. (“Janssen”) pursuant to which we have licensed rights under certain patents owned by Janssen covering an excipient used in the formulation of telavancin. Pursuant to the terms of this license agreement, we are obligated to pay royalties to Janssen of 2.5-5% of any net commercial sales of VIBATIV (telavancin). The license will terminate in 2019. The license is terminable by us upon prior written notice to Janssen or upon an uncured breach or a liquidation event of one of the parties.

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

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of June 30, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the EU. We do not expect to earn any milestone payments from Mylan in 2017.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.  In China, we retain all rights to revefenacin in any dosage form.

Phase 3 Program in COPD

In September 2015, we announced, with our partner Mylan, the initiation of the Phase 3 development program for revefenacin for the treatment of COPD. The Phase 3 development program, designed to support the registration of the product in the U.S., includes two replicate three-month efficacy studies and a single twelve-month safety study. The two efficacy studies examined two doses (88 mcg and 175 mcg) of revefenacin inhalation solution administered once-daily via nebulizer in patients with moderate to severe COPD. The Phase 3 efficacy studies were replicate, randomized, double-blind, placebo-controlled, parallel-group trials designed to provide pivotal efficacy and safety data for once-daily revefenacin over a dosing period of 12 weeks, with a primary endpoint of trough forced expiratory volume in one second (FEV1) on day 85. The Phase 3 safety study was an open-label, active comparator study of 12 months duration.

In October 2016, we announced positive top-line results from the two replicate Phase 3 efficacy studies of revefenacin in more than 1,250 moderate to very severe COPD patients, and in May 2017 we reported additional data from these studies. Both Phase 3 efficacy studies met their primary endpoints, demonstrating statistically significant improvements over placebo in trough FEV1 after 12 weeks of dosing for each of the revefenacin doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In July 2017, we announced positive top-line results from the twelve-month safety study in 1,055 COPD patients.

Data demonstrated that both the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with low rates of adverse events (AEs) and serious adverse events (SAEs), comparable to those seen with the active comparator. Together, the three studies enrolled approximately 2,305 patients. We expect to file a NDA for revefenacin with the FDA in the fourth quarter of 2017, supported by data from the two replicate Phase 3 efficacy studies and twelve-month safety study.

In March 2017, we initiated a Phase 3b study of revefenacin in patients with low peak inspiratory flow rate (“PIFR”), designed to support commercialization if revefenacin is approved. The study is not required for the planned NDA submission for revefenacin in COPD in the fourth quarter of 2017. We expect results from this study in the first quarter of 2018.

Velusetrag (TD-5108)

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag, which was granted Fast Track designation by the FDA for the treatment of symptoms associated with idiopathic and diabetic gastroparesis, is being developed in collaboration with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.).  Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014.

In early August 2017, we announced positive top-line results from a 12-week, Phase 2b study of velusetrag characterizing the impact on symptoms and gastric emptying of three oral doses of velusetrag (5, 15 and 30 mg) compared to placebo administered once daily over 12 weeks of therapy. Results from the study demonstrated statistically significant improvements in gastroparesis symptoms and gastric emptying for patients receiving 5 mg of velusetrag as compared to placebo. Patients in the 15 and 30 mg velusetrag study arms demonstrated an inverse dose response in symptom improvement and did not experience statistically significant improvements in gastroparesis symptoms. Velusetrag was shown to be generally well-tolerated, with 5 mg and placebo having comparable rates of adverse events and serious adverse events.

TD-9855

TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (“NSRI”). TD-9855 completed a Phase 2 study in patients with fibromyalgia, demonstrating statistically significant and clinically meaningful improvements in pain and core symptoms at the highest dose tested compared to placebo. We are assessing the potential use of TD-9855 in neurogenic orthostatic hypotension (“nOH”), and in May 2016, we initiated a Phase 2a study of TD-9855 in this indication. The Phase 2a study is designed to evaluate postural changes in blood pressure, symptom reduction, and safety and tolerability of single ascending doses in patients with nOH. Based on encouraging treatment responses in the majority of patients enrolled to date, we announced in February 2017 our plan to amend the study design to allow those patients who respond to continue dosing for up to 20 weeks to assess the durability of their response. We expect to complete the extended Phase 2a study by the first half of 2018. In parallel with the Phase 2a study, we plan to seek regulatory support for an orphan drug designation and an expedited development pathway for TD-9855 in nOH.

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473 and TD-3504)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis and myelofibrosis and have demonstrated therapeutic benefit for patients with ulcerative colitis. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases, including ulcerative colitis.

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

Phase 1b Study

In late 2016, we announced dosing of the first patient in a Phase 1b clinical study of TD-1473 in patients with moderate to severe ulcerative colitis. The Phase 1b exploratory study in 40 patients is designed to evaluate the safety, tolerability, and pharmacokinetics (PK) of TD-1473 over a 28-day treatment period.  In addition, the study incorporates biomarker analysis and clinical, endoscopic, and histologic assessments to evaluate biological effect.

In early August 2017, we announced encouraging data from the first cohort of patients in the Phase 1b study. Data from the first cohort demonstrated evidence of localized biological activity for TD-1473 after four weeks of treatment, based on a compilation of clinical, endoscopic, and biomarker assessments. Pharmacokinetic data demonstrated minimal systemic exposure and there was no evidence of systemic immunosuppression. We expect data from the remaining two cohorts in the Phase 1b study in 2018.

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

TD-1439

TD-1439 is a second NEP inhibitor compound, which is structurally distinct from TD-0714. In the first half of 2017, we announced favorable results from Phase 1 SAD and a Phase 1 MAD studies of TD-1439. In both Phase 1 studies, TD-1439 demonstrated characteristics which met our target product profile, including sustained 24-hour target engagement, low levels of renal elimination and a favorable tolerability profile.

We are currently evaluating next steps for both compounds in our NEPi clinical program, including compound and formulation selection, potential combinations, study population, and timing. The results from the Phase 1 programs provide confidence for future efficacy studies of either compound in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

Selective 5-HT4 Agonist (TD-8954)

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., a Delaware corporation (“Millennium”) (the “Takeda Agreement”), in order to establish a collaboration for the development and commercialization of TD-8954 (TAK-954), a selective 5-HT4 receptor agonist. TD-8954 is being developed for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance (“EFI”) to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received FDA Fast Track designation. Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock Exchange (collectively with Millennium, “Takeda”). Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success-based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

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

In October 2015, TREKtx initiated an open-label Phase 2a clinical trial to evaluate faldaprevir (“FDV”), an HCV protease inhibitor, combined with TD-6450 and ribavirin (“RBV”) in patients infected with HCV genotype 4 (GT4). In September 2016, TREKtx announced interim data from the study that showed the sustained viral response (“SVR”) rate four weeks after the completion of treatment (SVR4) was 100% (16 of 16) in treatment naïve patients with chronic GT4 HCV who received 120 mg of FDV and RBV in combination with 60 mg or 120 mg of TD-6450 for 12 weeks. In February 2017, TREKtx announced that 100% of these patients (16 of 16) had maintained SVR at twelve weeks after the completion of treatment (SVR12) as well.

In July 2017, TREKtx reported that dosing was complete in a second Phase 2a study of FDV and TD-6450, with and without RBV in patients with HCV genotype 1b (GT1b). In the study arm containing RBV, 14 of 15 patients achieved SVR12 and in the study arm without ribavirin, 6 of 8 patients achieved SVR. A summary of safety results revealed no SAEs, discontinuations due to AEs, and no significant safety issues.

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

If we conclude that a non-marketable equity security is impaired, we determine whether such impairment is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write-down the asset to its fair value and record the corresponding charge as interest and other income (loss).

As of June 30, 2017, we reviewed our $8.0 million investment in TREKtx for impairment. We believe that the current liquidity of TREKtx is an indicator of impairment in our investment. However, based on TREKtx’s current financing plans, we believe that the impairment is temporary. The realization of the value of our investment in TREKtx is dependent upon TREKtx’s ability to continue to raise capital to pursue their business plan. TREKtx faces development risks and the outcome of the development is inherently uncertain, and the ultimate commercialization of their product is further dependent upon regulatory approvals, product pricing and reimbursements. As a result of these risks, it is possible that impairments of the carrying value of TREKtx can arise in future reporting periods.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Product sales	$3,474	$5,359	$(1,885)	(35)%	$6,524	$8,670	$(2,146)	(25)%
Revenue from collaborative arrangements	35	112	(77)	(69)	72	15,211	(15,139)	(100)
Total revenue	$3,509	$5,471	$(1,962)	(36)%	$6,596	$23,881	$(17,285)	(72)%

Revenue from product sales decreased by $1.9 million and $2.1 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.  Both decreases resulted primarily from reduced volume attributed to the impact of generic daptomycin in the outpatient market.

Revenue from collaborative arrangements for the six months ended June 30, 2017 decreased by $15.1 million from the same period in the prior year primarily due to a $15.0 million milestone payment from Mylan in the first half of 2016 for the achievement of 50% enrollment in the Phase 3 twelve-month safety study. There were no milestone payments in the current quarter.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Cost of goods sold	$1,364	$638	$726	114%	$1,929	$1,416	$513	36%

Costs of goods sold increased by $0.7 million and $0.5 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to the write-off of certain inventory.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Employee-related	$14,669	$8,881	$5,788	65%	$26,822	$19,400	$7,422	38%
Share-based compensation	4,917	4,959	(42)	(1)	10,018	10,119	(101)	(1)
External-related	15,799	11,510	4,289	37	32,055	24,613	7,442	30
Facilities, depreciation and other allocated expenses	7,542	6,719	823	12	14,597	13,616	981	7
Total research and development expenses	$42,927	$32,069	$10,858	34%	$83,492	$67,748	$15,744	23%

R&D expenses increased by $10.9 million and $15.7 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.  The increases were primarily related to increases in employee-related and external-related costs as we continue to fund advancement across all stages of our development pipeline. For the three and six months ended June 30, 2017, the employee-related costs increased $5.8 million and $7.4 million, respectively, and were primarily attributed to the accrual of long-term retention and cash bonus awards granted to certain employees in 2016. The payout of such awards is dependent on the company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. For the three and six months ended June 30, 2017, external-related costs increased by $4.3 million and $7.4 million, respectively, primarily due to the progression in our key programs, including the ongoing enrollment of the Phase 3b PIFR study of revefenacin and the Phase 3 registrational study of telavancin for bacteremia.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $4.8 million and $28.7 million for the three months ended June 30, 2017 and 2016, respectively, and $11.9 million and $61.1 million for the six months ended June 30, 2017 and 2016, respectively. The decrease in expense reimbursements for both periods was primarily attributed to the completion of the two replicate three-month efficacy studies and the long term safety study for revefenacin, a program we are co-developing with Mylan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Selling, general and administrative	$24,339	$20,261	$4,078	20%	$45,125	$43,857	$1,268	3%

Selling, general and administrative expenses increased by $4.1 million for three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in employee-related costs associated with the accrual of our long-term retention and incentive cash bonus awards granted to certain employees in 2016, an increase in other general and administrative costs, and share-based compensation. This increase was partially offset by a reduction in external expenses related to our commercialization activities. Share-based compensation within selling, general and administrative expenses was $5.5 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively.

Selling, general and administrative expenses increased by $1.3 million for six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in employee-related costs associated with the accrual of  long-term retention and incentive cash bonus awards granted to certain employees in 2016. The payout of such awards is dependent on the company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020.  This increase was partially offset by reductions in external general and administrative expenses and a reduction in external expenses related to our commercialization activities. Share-based compensation within selling, general and administrative expenses was $10.6 million and $11.1 million for the six months ended June 30, 2017 and 2016, respectively.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Interest expense	$2,137	$—	$2,137	NM	$4,274	$—	$4,274	NM

NM: Not Meaningful

Interest expense for the three and six months ended June 30, 2017 increased to $2.1 million and $4.3 million, respectively, due to the November 2016 issuance of $230.0 million principal amount of 3.250% convertible senior notes due 2023. We had no interest-bearing debt for the comparable periods in 2016.

Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Provision for income taxes	$454	$36	$418	1,161%	$5,837	$730	$5,107	700%

Our effective tax rate for the six months ended June 30, 2017 was approximately (4.6)%. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. As of June 30, 2017, we had approximately $498.3 million in cash and investments in marketable securities. Also, as of June 30, 2017, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Six Months Ended June 30,
(In thousands)	2017	2016	Change
Net cash used in operating activities	$(94,551)	$(58,444)	$(36,107)
Net cash used in investing activities	(112,346)	(52,190)	(60,156)
Net cash provided by financing activities	1,814	146,290	(144,476)

Cash flows used in operating activities

Net cash used in operating activities was $94.6 million for the six months ended June 30, 2017, consisting primarily of net loss of $131.6 million, adjusted for non-cash items such as $20.7 million for share-based compensation expense and $13.4 million of net cash inflow related to changes in operating assets and liabilities for the six months ended June 30, 2017.

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

Cash flows used in provided by investing activities

Net cash used in investing activities was $112.3 million for the six months ended June 30, 2017, consisting primarily of net cash outflows resulting from the purchases and maturities of marketable securities of $111.0 million.

Net cash used in investing activities was $52.2 million for the six months ended June 30, 2016, consisting of outflows related to net purchases and maturities of marketable securities of $50.9 million and by purchases of property and equipment of $1.3 million.

Cash flows provided by financing activities

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2017, consisting of net cash inflows of $8.0 million from the proceeds from employee option exercises and employee stock plan purchases which was partially offset by the sale of shares to satisfy tax withholding obligations of $6.2 million.

Net cash provided by financing activities was $146.3 million for the six months ended June 30, 2016, consisting primarily of $107.9 million related to the sale of ordinary shares through our public equity offering, $23.0 million related to the sale of ordinary shares to GSK, and $14.3 million through our at-the-market offering program.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2017.

In 2016, we granted a long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and a long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the company, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. The maximum potential expense associated with all three tranches of this program is $35.5 million related to share-based compensation expense and $54.2 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. The maximum potential expense associated with the first tranche of the program is $6.1 million in share-based compensation expense and $13.6 million in cash bonus expense. We have determined that achievement of the requisite performance conditions for the first tranche of the awards is probable due to multiple advancements of programs within our development pipeline, and as a result, we have recognized $2.7 million in share-based compensation and $6.2 million in cash bonus expense, as of June 30, 2017.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our enforceable and legally binding, significant obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of June 30, 2017. Some of the figures that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Years
(In thousands)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
3.250% Convertible senior notes due 2023	$277,362	$7,475	$14,950	$14,950	$239,987
Facility operating leases (1)	22,967	6,656	13,315	885	2,111
Purchase obligations (2)	83,864	71,275	10,409	2,180	—
Total	$384,193	$85,406	$38,674	$18,016	$242,098

(1)                                 As security for performance of certain obligations under the operating leases for our principal physical properties, we issued a letter of credit in the amount of $0.8 million, collateralized by an equal amount of restricted cash.

(2)                                 Substantially all of this amount was subject to open purchase orders, as of June 30, 2017, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First as part of Innoviva, Inc. (known as Theravance, Inc. prior to January 7, 2016), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During six months ended June 30, 2017 and the years ended December 31, 2016 and 2015, we recognized losses of $131.6 million, $190.7 million and $182.2 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin) and, in anticipation of potential approval, revefenacin. In particular, to the extent we advance our product candidates into and through additional clinical studies without a partner, we will incur substantial expenses. For example, in August 2017, we announced our decision to accelerate funding associated with the next phase of development of our intestinally restricted pan-Janus kinase (“JAK”) inhibitor program. We are also making additional investments in telavancin, our antibiotic that has been approved for certain difficult-to-treat infections. For example, we are conducting a Phase 3 registrational study of telavancin for bacteremia. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expanded medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. We are also making additional investments in revefenacin in anticipation of potential approval. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. For example, if we choose to progress any additional product candidates into later-stage development on our own, our capital needs would increase substantially. We also are making significant investments in telavancin, our approved antibiotic. For example, we are conducting a Phase 3 registrational study of telavancin for bacteremia.

In addition, we maintain an independent sales and marketing organization and medical affairs team focused on the acute care setting and VIBATIV. We are also making additional investments in revefenacin in anticipation of potential approval. In 2016, we increased our anticipated operating loss, primarily because of accelerated enrollment in TOUR, increased funding for the development of our JAK inhibitors and increased investment in our neprilysin (“NEP”) inhibitor program. In August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven  by our decision to accelerate funding associated with the next phase of development of our JAK inhibitor program.

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

We have collaborations with a number of third parties including Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) for velusetrag, Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs and we received non-marketable equity securities in connection with our September 2015 licensing agreement with Trek Therapeutics, PBC. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and axelopran (TD-1211) for opioid-induced constipation and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We are in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU and we may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV. Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates and could cause the price of our securities to fall.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. If our ongoing clinical studies for our current product candidates, such as the early stage clinical studies for our JAK inhibitor program or TD-9855 in patients with nOH, are substantially delayed or suggest that our product candidate may not be efficacious or well tolerated, we could choose to cease development of these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to locate alternative manufacturers, enter into acceptable agreements with them or obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs through approximately December 2018. We have released certain lots manufactured in 2017 and we have manufactured additional VIBATIV drug product supply which is currently undergoing our internal quality review prior to release. We will not know whether this supply is suitable for release until we complete our internal quality review. If we are able to release this additional supply we would have sufficient quantities of VIBATIV drug product available to meet our anticipated needs through mid-2019. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. As publicly reported in early 2017, Pfizer has received an FDA warning letter relating to a 2016 inspection of this facility. None of the lots cited in the warning letter are manufactured VIBATIV drug product. We are also having additional VIBATIV drug product manufactured for us at this facility in 2017. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product would adversely affect the commercialization of VIBATIV and our obligations to our partners, as well as our Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners. If either of these were to occur, our business would be harmed.

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

•                  some of the manufacturing processes for our APIs and drug products have not been scaled to quantities needed for continued clinical studies or commercial sales, and delays in scale-up to higher quantities could delay clinical studies, regulatory submissions and commercialization of our product candidates; and

•                  because some of the third-party manufacturers are located outside of the U.S., there may be difficulties in importing our APIs and drug products or their components into the U.S. as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

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

In addition, patients receive a medication guide with each course of antibiotic use in connection with the approved labelling for VIBATIV. Further, the VIBATIV labeling for hospital-acquired and ventilator associated bacterial pneumonia (“HABP/VABP”) in the U.S. and the European Union (“EU”) specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions add complexity to the marketing of VIBATIV.

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

Failure to satisfy required post-approval requirements and/or commitments may have implications for a product’s approval and may carry civil monetary penalties. Any failure to maintain regulatory approval will limit our ability to commercialize VIBATIV or our product candidates and if we fail to comply with FDA regulations and requirements regarding VIBATIV or any of our product candidates, the FDA could potentially take a number of enforcement actions against us, including the issuance of untitled letters, warning letters, preventing the introduction or delivery of VIBATIV into interstate commerce in the United States, misbranding charges, product seizures, injunctions, and civil monetary penalties, which would materially and adversely affect our business and financial condition and may cause the price of our securities to fall.

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

We have an exclusive development and commercialization agreement with Alfasigma for velusetrag, our lead compound in the 5 HT4 program, covering the EU, Russia, China, Mexico and certain other countries. The Alfasigma agreement was assigned to us in the Spin-Off and provides some research and development funding for the program under license. In October 2012, we (at the time with Innoviva) also entered into a research collaboration and license agreement with Merck & Co., Inc. (“Merck”) to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease, which Merck terminated in September 2013. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with an indirect wholly-owned subsidiary of Takeda, in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Under the terms of the Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

Based on our review of publicly available filings, as of June 30, 2017, GSK beneficially owned approximately 17.9% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Innoviva Agreements”) that may cause GSK’s interests to differ from our interests and those of our other shareholders. In particular, if the Closed Triple or a MABA/ICS in either the U.S. or the EU is approved, GSK’s diligent efforts obligations under the GSK-Innoviva Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Innoviva Agreements. Following such regulatory approval, GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Innoviva Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Innoviva Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Innoviva Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Although the actions GSK may take to acquire us are limited under our governance agreement with GSK (the “Governance Agreement”), this agreement will expire on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Innoviva Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Innoviva Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Innoviva Agreements, the master agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Innoviva Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

Brexit has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal.  From a regulatory perspective, the United Kingdom’s withdrawal could bear significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is that the applicant is established in the EU. Depending upon the exact terms of the United Kingdom’s withdrawal, there is a potential risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the United Kingdom. In these circumstances, an authorization granted by the United Kingdom’s competent authorities would always be required to market medicinal products on the United Kingdom market. In addition, the exact terms of the United Kingdom’s withdrawal and the laws and regulations that will apply after the United Kingdom withdraws from the EU would affect manufacturing sites that hold an EU manufacturing authorization issued by the United Kingdom competent authorities. The referendum has also given rise to calls for the governments of other EU Member States to consider withdrawal from the EU.

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

If it were determined that we should be treated as a U.S. corporation for U.S. federal income tax purposes, we could be liable for substantial additional U.S. federal income tax on our post-Spin-Off taxable income. In addition, though we have no current plans to pay any dividends, payments of any dividends to non-U.S. holders may be subject to U.S. withholding tax.

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

We were a passive foreign investment company, or “PFIC,” for 2014 but we were not a PFIC for 2015 and 2016, and we do not expect to be a PFIC for the foreseeable future.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2017, we or one of our wholly-owned subsidiaries owned 449 issued United States patents and 1,903 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the United States, primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service’s 340B drug pricing program, fraud and abuse and enforcement. These changes impact existing government healthcare programs and are resulting in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Moreover, legislative and regulatory changes to the Healthcare Reform Act and its implementation remain possible in the 115th U.S. Congress and under the Trump Administration.  The nature and extent of any legislative or regulatory changes to the Healthcare Reform Act are uncertain at this time.  We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, were reduced by 2% under the sequestration (i.e., automatic spending reductions) as required by federal law, which requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The law caps the cuts to Medicare payments for items and services at 2% and this will continue to 2025. As long as these cuts remain in effect, they could adversely impact payment for VIBATIV and, if approved, our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (“HRSA”), the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. In August 2016, HRSA issued a proposed regulation regarding an administrative dispute resolution process to resolve claims by covered entities that they have been overcharged by manufacturers and claims by manufacturers of program violations by covered entities. It is unclear when or whether the regulation will be released in final form under the Trump Administration. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities.  The effective date of the regulation has been delayed until October 1, 2017.  Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

•                                          possible impairment charges on non-marketable equity securities;

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

Based on our review of publicly available filings, as of June 30, 2017 GSK beneficially owned approximately 17.9% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.4% of our outstanding ordinary shares. Based on our review of publicly available filings, as of June 30, 2017 our three largest shareholders other than GSK collectively owned approximately 49.1% of our outstanding ordinary shares. GSK also has a right to maintain its percentage ownership in our company under the Governance Agreement, including by participating in offerings of our ordinary shares or securities convertible into our shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: August 8, 2017	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017	/s/ Renee D. Gala
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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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