Form 10-Q
period 2017-09-30
Theravance Biopharma, Inc.
filed 2017-11-08
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, the number of the registrant’s outstanding ordinary shares was 54,103,378.

THERAVANCE BIOPHARMA, INC.

PART I.              FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$91,301	$344,709
Short-term marketable securities	243,700	156,387
Accounts receivable, net of allowances of $724 and $779 at September 30, 2017 and December 31, 2016, respectively	1,576	646
Receivables from collaborative arrangements	11,547	9,076
Prepaid taxes	289	3,060
Other prepaid and current assets	3,462	2,405
Inventories	15,258	12,220
Total current assets	367,133	528,503
Property and equipment, net	8,618	8,460
Long-term marketable securities	99,399	91,565
Other investments	—	8,000
Tax receivable	8,070	—
Restricted cash	833	833
Other assets	2,106	1,893
Total assets	$486,159	$639,254

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,623	$1,733
Accrued personnel-related expenses	12,714	14,021
Accrued clinical and development expenses	20,487	25,064
Other accrued liabilities	9,828	8,298
Deferred revenue	134	152
Total current liabilities	48,786	49,268
Convertible senior notes, net	223,478	222,676
Deferred rent	3,288	3,966
Other long-term liabilities	26,490	13,113

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at September 30, 2017 and December 31, 2016; 54,087 and 52,833 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1	1
Additional paid-in capital	895,226	862,708
Accumulated other comprehensive loss	(292)	(253)
Accumulated deficit	(710,818)	(512,225)
Total shareholders’ equity	184,117	350,231

Total liabilities and shareholders’ equity	$486,159	$639,254

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product sales	$4,140	$3,901	$10,664	$12,571
Revenue from collaborative arrangements	135	15,174	207	30,385
Total revenue	4,275	19,075	10,871	42,956

Costs and expenses:
Cost of goods sold	985	332	2,914	1,748
Research and development (1)	39,343	31,951	122,835	99,698
Selling, general and administrative (1)	20,944	20,286	66,069	64,143
Total costs and expenses	61,272	52,569	191,818	165,589
Loss from operations	(56,997)	(33,494)	(180,947)	(122,633)
Interest expense	(2,136)	—	(6,410)	—
Other-than-temporary impairment loss	(8,000)	—	(8,000)	—
Interest and other income (expense), net	1,124	344	3,579	839
Loss before income taxes	(66,009)	(33,150)	(191,778)	(121,794)
Provision for income taxes	868	812	6,705	1,542
Net loss	$(66,877)	$(33,962)	$(198,483)	$(123,336)

Net loss per share:
Basic and diluted net loss per share	$(1.27)	$(0.73)	$(3.80)	$(2.86)
Shares used to compute basic and diluted net loss per share	52,611	46,470	52,165	43,080

Net unrealized gain (loss) on available-for-sale investments	(44)	(142)	(39)	109
Total comprehensive loss	$(66,921)	$(34,104)	$(198,522)	$(123,227)

(1) Amounts include share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Research and development	$5,005	$4,933	$15,023	$15,052
Selling, general and administrative	5,680	4,962	16,329	16,077
Total share-based compensation expense	$10,685	$9,895	$31,352	$31,129

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016

Operating activities
Net loss	$(198,483)	$(123,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,009	1,944
Share-based compensation	31,352	31,129
Other-than-temporary impairment loss	8,000	—
Inventory write-down	643	119
Other	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(930)	1,049
Receivables from collaborative arrangements	(2,471)	12,519
Prepaid taxes	2,788	9,596
Other prepaid and current assets	(1,251)	796
Inventories	(2,963)	(1,838)
Tax receivable	(7,890)	—
Other assets	(349)	(3,705)
Accounts payable	3,540	(12,838)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(4,524)	8,190
Deferred rent	(678)	(439)
Deferred revenue	20	482
Other long-term liabilities	13,340	5,456
Net cash used in operating activities	(156,850)	(70,876)

Investing activities
Purchases of property and equipment	(2,151)	(1,735)
Purchases of marketable securities	(285,821)	(168,559)
Maturities of marketable securities	190,389	68,264
Net cash used in investing activities	(97,583)	(102,030)

Financing activities
Proceeds from sale of ordinary shares, net	—	145,241
Proceeds from ESPP purchases	2,657	1,944
Proceeds from option exercises	5,693	2,436
Repurchase of shares to satisfy tax withholding	(7,325)	(2,850)
Net cash provided by financing activities	1,025	146,771

Net (decrease) increase in cash and cash equivalents	(253,408)	(26,135)
Cash and cash equivalents at beginning of period	344,709	112,707

Cash and cash equivalents at end of period	$91,301	$86,572

Supplemental disclosure of cash flow information
Cash paid for interest	$3,717	$—
Cash paid (received) for income taxes, net	$4,927	$(9,488)

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

In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) (known as Theravance, Inc. prior to January 7, 2016) relating to certain drug development programs, including Trelegy Ellipta (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple), currently approved in the US for the treatment of appropriate COPD patients and in development for the treatment of COPD in several other countries. The product is also currently in development for the treatment of asthma.

Basis of Presentation

Our condensed consolidated financial information as of September 30, 2017, and the three and nine months ended September 30, 2017 and 2016 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2016 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

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

Topic 606 differs from the current accounting standard in many respects, such as in the accounting for variable consideration, including milestone payments. Since the separation from our former parent, Innoviva, in June 2014, our revenues have been derived from collaboration agreements and product sales. The consideration we are eligible to receive under collaboration agreements includes upfront payments, research and development funding, milestone payments, and royalties. Each collaboration agreement is unique and will need to be assessed separately under the five-step process under Topic 606. As part of our adoption efforts, we have completed the assessment of several collaboration agreements under Topic 606 and the assessment of the remaining collaboration agreements is in process.

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

For the three and nine months ended September 30, 2017 and 2016, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-Dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Share issuances under equity incentive plan and ESPP	3,069	3,603	3,075	3,491
Restricted shares	26	41	26	41
Share issuable upon the conversion of convertible senior notes	6,676	—	6,676	—
	9,771	3,644	9,777	3,532

In addition, as of September 30, 2017 and 2016, there were 1,305,000 shares and 1,440,000 shares, respectively, which were subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized the following revenues from our collaborative arrangements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Mylan	$25	$25	$77	$15,076
R-Pharm	109	9	126	35
Takeda Pharmaceuticals	—	15,075	—	15,075
Other	1	65	4	199
Total revenue from collaborative arrangements	$135	$15,174	$207	$30,385

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

For the three and nine months ended September 30, 2017, we recognized $25,000 and $77,000, respectively, in revenue primarily from the amortization of previously deferred revenue. For the three and nine months ended September 30, 2016, we recognized $25,000 and $15.1 million of revenue, respectively. The $25,000 resulted from amortization of previously deferred revenue and the $15.1 million resulted primarily from the achievement of 50% enrollment in the Phase 3 twelve-month safety study which triggered a milestone payment to Theravance Biopharma by Mylan.

As of September 30, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the European Union (“EU”). Development and regulatory milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan’s performance of future commercial activities. We do not expect to earn any milestone payments from Mylan in 2017.

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement (the “Takeda Agreement”) with Millennium Pharmaceuticals, Inc. (“Millennium”), in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist.  Prior to the Takeda Agreement, the Company has developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance (“EFI”) to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received U.S. Food and Drug Administration (“FDA”) Fast Track Designation.  Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502) (collectively with Millennium, “Takeda”). Under the terms of the Takeda Agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications.  We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.  The Takeda Agreement was finalized in the third quarter of 2016, and we recognized $15.1 million in revenue for the three months ended September 30, 2016.

Alfasigma (formerly Alfa Wassermann)

Development and Collaboration Agreement

Under an October 2012 development and collaboration agreement for velusetrag, we and Alfasigma S.p.A (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal). Alfasigma has an exclusive option to develop and commercialize velusetrag in the EU, Russia, China, Mexico and certain other countries, while we retain full rights to velusetrag in the United States, Canada, Japan and certain other countries. As part of this agreement, Alfasigma funded the majority of the costs associated with the Phase 2 gastroparesis program, which consisted of a Phase 2 study focused on gastric emptying and a Phase 2 study focused on symptoms. Now that these studies are complete, Alfasigma has the right to exercise its license option, and if it does so, we would receive a $10.0 million option fee. If velusetrag is successfully developed and commercialized under the agreement with Alfasigma, we are entitled to receive potential future contingent payments totaling up to $53.5 million, and royalties on net sales by Alfasigma ranging from the low teens to 20%.

Reimbursement of R&D Costs

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. Our policy is to account for the reimbursement payments by our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Mylan	$5,839	$18,638	$17,737	$75,782
Alfasigma	—	2,607	—	6,393
Other	—	17	41	140
Total reduction to R&D expense	$5,839	$21,262	$17,696	$82,315

4. Investments and Fair Value Measurements

Marketable Securities

Our available-for-sale securities include:

	Fair Value
	Hierarchy	Estimated Fair Value
(In thousands)	Level	September 30, 2017	December 31, 2016
U.S. government securities	Level 1	$103,774	$69,955
U.S. government agency securities	Level 2	52,458	60,747
Corporate notes	Level 2	162,053	98,313
Commercial paper	Level 2	27,808	18,937
Marketable securities		346,093	247,952
Money market funds	Level 1	63,152	323,602
Total		$409,245	$571,554

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. Net unrealized losses were $0.3 million as of September 30, 2017 and December 31, 2016.

As of September 30, 2017, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately nine months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three and nine months ended September 30, 2017.

We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis which may be maturity. We have determined that the gross unrealized losses on our marketable securities as of September 30, 2017 were temporary in nature. The gross unrealized loss on marketable securities held for greater than twelve months was immaterial, as of September 30, 2017.

As of September 30, 2017, our accumulated other comprehensive loss on our condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. During the three and nine months ended September 30, 2017, we did not sell any of our marketable securities.

Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral.

We have $230.0 million of 3.25% convertible senior notes outstanding as of September 30, 2017 with an estimated fair value of $280.9 million.  The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of September 30, 2017. The inputs to determine fair value of the Notes are categorized as Level 2 inputs.  Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Non-Marketable Equity Securities and Other-Than-Temporary Impairment

In September 2015, Trek Therapeutics, PBC (“TREKtx”) and we entered into a licensing agreement (the “TREKtx Agreement”) granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of our NS5A inhibitor known as TD-6450 as a component in combination hepatitis C virus (“HCV”) products (the “HCV Products”).  Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx’s Series A preferred stock and would be eligible to receive future royalties based on net sales of the HCV Products. TREKtx is solely responsible for all future costs associated with the supply, manufacture, development, sale and marketing of the licensed compound.

At the date of the acquisition of the investment, we estimated the fair value of the consideration received to be $8.0 million based upon the price of similar Series A preferred stock that TREKtx sold to an independent third party for cash consideration.  We also accounted for this investment using the cost method of accounting and recorded it in other investments on our consolidated balance sheets. We are not considered to be the primary beneficiary of TREKtx and therefore, do not consolidate the financial results of the company into our financial statements. Each of our equity investments is reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable.

As of June 30, 2017, we identified indicators of impairment were present for our investment in non-marketable equity security of TREKtx. In the current quarter, we concluded that the impairment of this investment was other-than-temporary due to TREKtx’s challenges in securing additional funding and, as a result, we recorded an impairment charge. Due to the uncertainty in the recovery of the investment, we recorded an impairment charge for the full carrying value of the investment. The $8.0 million other-than-temporary impairment charge is reported as “Other-than-temporary impairment loss” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017. As the inputs utilized for the assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, we used all available financial information related to the investee, including liquidity, rate of cash use, and ability to secure additional funding.

5. Inventories

Inventory consists of the following:

(In thousands)	September 30, 2017	December 31, 2016
Raw materials	$9,948	$6,067
Work-in-process	756	2,627
Finished goods	4,554	3,526
Total inventories	$15,258	$12,220

6. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Research and development	$5,005	$4,933	$15,023	$15,052
Selling, general and administrative	5,680	4,962	16,329	16,077
Total share-based compensation expense	$10,685	$9,895	$31,352	$31,129

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of September 30, 2017, there were 1,305,000 of these performance-contingent RSAs and 135,000 of these performance-contingent RSUs outstanding, and as of September 30, 2016, there were 1,440,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

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

As of September 30, 2017, we determined that the achievement of the requisite performance conditions for the first tranche of the awards is probable due to multiple advancements of programs within our development pipeline over the course of 2017. For the three and nine months ended September 30, 2017, we recognized $0.5 million and $1.4 million of share-based compensation expense from the first tranche of the awards, respectively. We have determined that the remaining second and third tranches are not probable of vesting and, as a result, no compensation expense related to these tranches has been recognized as of September 30, 2017.

In the third quarter of 2017, the Compensation Committee approved the grant of 50,000 performance contingent RSUs to a newly appointed member of senior management.  The RSUs have dual triggers of vesting based upon the achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued employment. When the performance goals are deemed to be probable of achievement, the recognition of the RSU’s share-based compensation expense will commence.  As of September 30, 2017, we determined that the achievement of the requisite performance conditions of these RSUs have not been met and that they are not probable of vesting (less than 70%) and, as a result, no compensation expense was recognized for the three and nine months ended September 30, 2017.

7. Income Taxes

The income tax provision was $0.9 million and $6.7 million for the three and nine months ended September 30, 2017, respectively, although we incurred operating losses on a consolidated basis. The provision for income tax was primarily due to recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of September 30, 2017, our deferred tax assets were offset in full by a valuation allowance.

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

8. Operating Leases

We lease approximately 150,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2020. We have the right to extend the terms of this lease for two additional five-year periods. In April 2017, we entered into a 10-year lease for an office space in Connaught House, Dublin, Ireland (“Connaught House”).  The Connaught House replaces our previously leased Dublin office space and allows us to accommodate future personnel growth. Under the terms of the Connaught House lease, we are leasing approximately 6,100 square feet at an initial base rent of approximately $443,000 per year. Future minimum lease payments under the leases, exclusive of executory costs, as of September 30, 2017, are as follows:

(In thousands)
Three months ending December 31, 2017	$1,657
Years ending December 31:
2018	6,763
2019	6,952
2020	3,216
2021	458
Thereafter	2,413
Total	$21,459

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

In addition, we have an economic interest in future payments that may be made by Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) (known as Theravance, Inc. prior to January 7, 2016) relating to certain drug development programs (the “GSK-Partnered Respiratory Programs”), including Trelegy Ellipta (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple), currently approved in the US for the treatment of appropriate COPD patients and in development for the treatment of COPD in several other countries. The product is also currently in development for the treatment of asthma.

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

Telavancin Observational Use Registry (“TOURTM”) Study

Initiated in February 2015, the 1,000-patient TOURTM study is designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients. By broadly collecting and examining data related to VIBATIV treatment patterns, as well as clinical effectiveness and safety outcomes in medical practice, we aim to create an expansive knowledge base to guide optimal clinical use and future development of the drug. In February 2017, we announced that enrollment in the TOURTM study was complete. Final results from the study will be available once all patient data is collected, verified and analyzed. This study is providing information about the use of VIBATIV in real-world clinical settings, including reports of positive clinical responses in patients with bacteremia, endocarditis, osteomyelitis, skin and respiratory infections. We will continue to update future TOURTM analyses as additional data becomes available.

Janssen Pharmaceutica License Agreement

In 2002, we entered into a License Agreement with Janssen Pharmaceutica N.V. (“Janssen”) pursuant to which we have licensed rights under certain patents owned by Janssen covering an excipient used in the formulation of telavancin. Pursuant to the terms of this license agreement, we are obligated to pay royalties to Janssen of 2.5-5% of any net commercial sales of VIBATIV (telavancin). The license will terminate in 2019 on the later of 10 years from first commercial sale of VIBATIV and the date of expiration of the last applicable Janssen patent covering VIBATIV. The license is terminable by us upon prior written notice to Janssen or upon an uncured breach or a liquidation event of one of the parties.

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

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of September 30, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the EU. We do not expect to earn any milestone payments from Mylan in 2017.

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

In March 2017, we initiated a Phase 3b study of revefenacin in patients with low peak inspiratory flow rate (“PIFR”), designed to support commercialization if revefenacin is approved. The study is not required for the planned NDA submission for revefenacin in COPD in the fourth quarter of 2017. We expect to complete this study in the first quarter of 2018.

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

In early August 2017, we announced positive top-line results from a 12-week, Phase 2b study of velusetrag characterizing the impact on symptoms and gastric emptying of three oral doses of velusetrag (5, 15 and 30 mg) compared to placebo administered once daily over 12 weeks of therapy. Results from the study demonstrated statistically significant improvements in gastroparesis symptoms and gastric emptying for patients receiving 5 mg of velusetrag as compared to placebo. Patients in the 15 and 30 mg velusetrag study arms demonstrated statistically significant improvements in gastric emptying, but they did not experience statistically significant improvements in gastroparesis symptoms. Velusetrag was shown to be generally well-tolerated, with 5 mg and placebo having comparable rates of adverse events and serious adverse events. We are preparing to meet with regulators to discuss the next phase of development for velusetrag, including validation of our proprietary patient reported outcome instrument (PRO) used to measure symptoms of gastroparesis.

TD-9855

TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (“NSRI”). TD-9855 completed a Phase 2 study in patients with fibromyalgia, demonstrating statistically significant and clinically meaningful improvements in pain and core symptoms at the highest dose tested compared to placebo. We are assessing the potential use of TD-9855 in neurogenic orthostatic hypotension (“nOH”), and in May 2016, we initiated a Phase 2a study of TD-9855 in this indication. The Phase 2a study was designed to evaluate postural changes in blood pressure, symptom reduction, and safety and tolerability of single ascending doses in patients with nOH. Based on encouraging treatment responses in the majority of patients enrolled to date, we announced in February 2017 our plan to amend the study design to allow those patients who respond to continue dosing for up to 20 weeks to assess the durability of their response. We expect to complete the extended Phase 2a study by the first half of 2018. In parallel with the Phase 2a study, we plan to seek regulatory support for an orphan drug designation and an expedited development pathway for TD-9855 in nOH.

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473 and TD-3504)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis and myelofibrosis and have demonstrated therapeutic benefit for patients with ulcerative colitis. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases, including ulcerative colitis. TD-1473 is our lead JAK inhibitor, and we are preparing to initiate a large induction and maintenance study in ulcerative colitis with this compound in 2018. TD-3504 is a back-up compound.

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

In early August 2017, we announced encouraging data from the first cohort of patients in the Phase 1b study. Data from the first cohort demonstrated evidence of localized biological activity for TD-1473 after four weeks of treatment, based on a compilation of clinical, endoscopic, and biomarker assessments. Pharmacokinetic data demonstrated minimal systemic exposure, and there was no evidence of systemic immunosuppression. We expect data from the remaining two cohorts in the Phase 1b study in 2018.

TD-3504

TD-3504, the backup compound in our intestinally restricted pan-JAK inhibitor program, is an innovative prodrug of tofacitinib, an investigational JAK inhibitor in development for ulcerative colitis. TD-3504 is chemically distinct from TD-1473 and is designed to release active tofacitinib into the intestinal tract.

Neprilysin (NEP) Inhibitor Program (TD-0714 and TD-1439)

Neprilysin (“NEP”) is an enzyme that degrades natriuretic peptides. These peptides play a protective role in controlling blood pressure and preventing cardiovascular tissue remodeling. Inhibiting NEP may result in clinical benefit for patients, including diuresis, control of blood pressure, and reversing maladaptive changes in the heart and vascular tissue in patients with congestive heart failure. Our primary objective is to develop a NEP inhibitor that could be used across a broad population of patients with cardiovascular and renal diseases, including acute and chronic heart failure and chronic kidney disease, including diabetic nephropathy. We aim to create a platform for multiple combination products with our NEP inhibitor with features that are differentiated from currently available products. Our NEP inhibitor program consists of two compounds (TD-0714 and TD-1439), each of which demonstrated characteristics in line with our target product profile in Phase 1 studies in healthy volunteers.

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

We are currently evaluating next steps for both compounds in our NEPi clinical program. The results from the Phase 1 programs provide confidence for future efficacy studies of either compound in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

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

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Innoviva) relating to the GSK-Partnered Respiratory Programs , which Innoviva partnered with GSK and assigned to Theravance Respiratory Company, LLC (“TRC”) in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma. The GSK-Partnered Respiratory Programs consist primarily of the Trelegy Ellipta program and the Inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Closed Triple and the MABA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

Trelegy Ellipta (the combination of fluticasone furoate/umeclidinium bromide/vilanterol, previously referred to as the Closed Triple)

Trelegy Ellipta seeks to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. We are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales, which royalties are upward-tiering from 6.5% to 10%.

Innoviva and GSK conducted two global pivotal Phase 3 studies of Trelegy Ellipta in COPD, the IMPACT study and the FULFIL study. The IMPACT study, which enrolled 10,355 COPD patients, was initiated in July 2014. In September 2017, GSK and Innoviva disclosed positive headline results from the IMPACT study, in which data demonstrated statistically significant reductions in the annual rate of on-treatment moderate/severe exacerbations for Trelegy Ellipta (100/62.5/25mcg) when compared with two, once-daily dual COPD therapies RELVAR® ELLIPTA®/BREO® ELLIPTA® (FF/VI), an ICS/LABA combination, and ANORO® ELLIPTA® (UMEC/VI), a LAMA/LABA combination. In addition, statistically significant improvements were observed across all pre-specified key secondary endpoints and associated treatment comparisons. The FULFIL study, which enrolled 1,810 COPD patients, was initiated in February 2015. In June 2016, GSK and Innoviva disclosed positive top-line results from the FULFIL study, in which data demonstrated superiority of Trelegy Ellipta as compared to twice-daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health-related quality of life in COPD patients. In September 2017, GSK and Innoviva announced the U.S. FDA approved Trelegy Ellipta for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. In December 2016, GSK and Innoviva announced the filing of a Marketing Authorization Application (“MAA”) in the EU for a Trelegy Ellipta product for patients with COPD. In September 2017, the companies announced receipt of a positive opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use, recommending marketing authorization for a Trelegy Ellipta product. Additionally, in December 2016, GSK and Innoviva announced the initiation of the Phase 3 (CAPTAIN) study of Trelegy Ellipta in patients with asthma. The CAPTAIN study is expected to be completed in 2018.

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

Theravance Respiratory Company, LLC (“TRC”)

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva. The drug programs assigned to TRC include all Trelegy Ellipta products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

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

If we conclude that a non-marketable equity security is impaired, we determine whether such impairment is other-than-temporary. The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write-down the asset to its fair value and record the corresponding charge as “Other-than-temporary impairment loss”.

As of June 30, 2017, we identified indicators of impairment were present for our investment in non-marketable equity security of TREKtx. In the current quarter, we concluded that the impairment of this investment was other-than-temporary due to TREKtx’s challenges in securing additional funding and, as a result, we recorded an impairment charge. Due to the uncertainty in the recovery of the investment, we recorded an impairment charge for the full carrying value of the investment. The $8.0 million other-than-temporary impairment charge is reported as “Other-than-temporary impairment loss” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017. As the inputs utilized for the assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, we used all available financial information related to the investee, including liquidity, rate of cash use, and ability to secure additional funding.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Product sales	$4,140	$3,901	$239	6%	$10,664	$12,571	$(1,907)	(15)%
Revenue from collaborative arrangements	135	15,174	(15,039)	(99)	207	30,385	(30,178)	(99)
Total revenue	$4,275	$19,075	$(14,800)	(78)%	$10,871	$42,956	$(32,085)	(75)%

Revenue from product sales increased by $0.2 million for the three months ended September 30, 2017 and decreased by $1.9 million for the nine months ended September 30, 2017, compared to the same periods in 2016. The $0.2 million increase for the three months ended September 30, 2017 was primarily due to increased global sales of $0.5 million which was partially offset by a $0.3 million decrease attributed to the impact of generic daptomycin in the U.S. outpatient market. The $1.9 million decrease for the nine months ended September 30, 2017 resulted primarily from reduced volume attributed to the impact of generic daptomycin in the U.S. outpatient market.

Revenue from collaborative arrangements decreased by $15.0 million and $30.2 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.  The $15.0 million decrease for the three months ended September 30, 2017 was primarily attributed to a $15.1 million upfront payment from a collaboration arrangement with Takeda in the third quarter of 2016. The $30.2 million decrease for the nine months ended September 30, 2017 was primarily attributed to the $15.1 million Takeda upfront payment, as described above, and a $15.0 million milestone payment received from Mylan in 2016 for the achievement of 50% enrollment in the Phase 3 twelve-month safety study for revefenacin.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Cost of goods sold	$985	$332	$653	197%	$2,914	$1,748	$1,166	67%

Cost of goods sold increased by $0.7 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The $0.7 million increase for the three months ended September 30, 2017 was primarily due to increased sales volume and lower costs of goods sold in the comparable period in 2016 due to sale of VIBATIV vials that were previously written off.  The $1.2 million increase for the nine months ended September 30, 2017 was also primarily due to lower cost of goods sold in the comparable period in 2016 due to sale of VIBATIV vials that were previously written off.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Employee-related	$11,333	$8,698	$2,635	30%	$38,155	$28,097	$10,058	36%
Share-based compensation	5,005	4,933	72	1	15,023	15,052	(29)	(0)
External-related	15,170	12,250	2,920	24	47,225	36,863	10,362	28
Facilities, depreciation and other allocated expenses	7,835	6,070	1,765	29	22,432	19,686	2,746	14
Total research and development expenses	$39,343	$31,951	$7,392	23%	$122,835	$99,698	$23,137	23%

R&D expenses increased by $7.4 million and $23.1 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily related to increases in employee-related and external-related costs as we continue to fund advancement across all stages of our development pipeline, including the conduct of the Phase 3b PIFR study of revefenacin and the Phase 1b study of the JAK inhibitor program. Included in the increase of employee-related costs was accrual of our long-term retention and incentive cash bonus awards granted to certain employees in 2016. The payout of such awards is dependent on the company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $5.8 million and $21.3 million for the three months ended September 30, 2017 and 2016, respectively, and $17.7 million and $82.3 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in expense reimbursements for both periods was primarily attributed to the completion of the two replicate three-month efficacy studies and the long term safety study for revefenacin, a program we are co-developing with Mylan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Selling, general and administrative	$20,944	$20,286	$658	3%	$66,069	$64,143	$1,926	3%

Selling, general and administrative expenses increased by $0.7 million and $1.9 million for the three and nine months ended September 30, 2017, respectively compared to the same period in 2016, primarily due to increase in employee-related costs associated with the accrual of our long-term retention and incentive cash bonus awards granted to certain employees in 2016. This increase was partially offset by a reduction in external expenses related to our commercialization activities. Share-based compensation within selling, general and administrative expenses was $5.7 million and $5.0 million for the three months ended September 30, 2017 and 2016, respective, and $16.3 million and $16.1 million for the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Interest expense	$2,136	$—	$2,136	NM	$6,410	$—	$6,410	NM

NM: Not Meaningful

Interest expense for the three and nine months ended September 30, 2017 increased to $2.1 million and $6.4 million, respectively, due to the November 2016 issuance of $230.0 million principal amount of 3.250% convertible senior notes due 2023. We had no interest-bearing debt for the comparable periods in 2016.

Other-Than-Temporary Impairment Loss

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%		2017	2016	$	%
Other-than-temporary impairment loss	$8,000	$—	$8,000	NM	%	$8,000	$—	$8,000	NM	%

NM: Not Meaningful

For the three and nine months ended September 30, 2017, we recognized an impairment loss of $8.0 million on our investment in TREKtx, a non-marketable equity security, which we determined to be other-than-temporary.  We had no such loss recorded in the comparable periods in 2016.

Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2017	2016	$	%	2017	2016	$	%
Provision for income taxes	$868	$812	$56	7%	$6,705	$1,542	$5,163	335%

Our effective tax rate for the nine months ended September 30, 2017 was approximately (3.5)%. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. As of September 30, 2017, we had approximately $434.4 million in cash and investments in marketable securities. Also, as of September 30, 2017, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

We expect to continue to incur net losses over the next several years as we continue our drug discovery efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV. In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to receive revenues from product sales and potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In addition, we also expect to begin receiving investment income arising from our economic interest in royalties payable by GSK to TRC. Our current business plan is also subject to significant uncertainties and risks as a result of, among other factors, the sales levels of VIBATIV, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Nine Months Ended September 30,
(In thousands)	2017	2016	Change
Net cash used in operating activities	$(156,850)	$(70,876)	$(85,974)
Net cash used in investing activities	(97,583)	(102,030)	4,447
Net cash provided by financing activities	1,025	146,771	(145,746)

Cash flows used in operating activities

Net cash used in operating activities was $156.9 million for the nine months ended September 30, 2017, consisting primarily of net loss of $198.5 million, adjusted for non-cash items such as $31.4 million for share-based compensation expense, $8.0 million for other-than-temporary impairment loss on our non-marketable equity securities and $1.4 million of net cash outflow related to changes in operating assets and liabilities for the nine months ended September 30, 2017.

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

Cash flows used in investing activities

Net cash used in investing activities was $97.6 million for the nine months ended September 30, 2017, consisting primarily of net cash outflows resulting from the purchases and maturities of marketable securities of $95.4 million.

Net cash used in investing activities was $102.0 million for the nine months ended September 30, 2016, consisting of outflows related to net purchases and maturities of marketable securities of $100.3 million and by purchases of property, equipment, and capitalized software of $1.7 million.

Cash flows provided by financing activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2017, consisting of net cash inflows of $8.4 million from the proceeds from employee option exercises and employee stock plan purchases which was partially offset by the sale of shares to satisfy tax withholding obligations of $7.3 million.

Net cash provided by financing activities was $146.8 million for the nine months ended September 30, 2016, consisting primarily of $107.9 million related to the sale of ordinary shares through our public equity offering, $23.0 million related to the sale of ordinary shares to GSK, and $14.3 million through our at-the-market offering program.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2017.

In 2016, we granted a long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and a long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the company, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. The maximum potential expense associated with all three tranches of this program is $35.5 million related to share-based compensation expense and $54.2 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. The maximum potential expense associated with the first tranche of the program is $6.1 million in share-based compensation expense and $13.6 million in cash bonus expense. We have determined that achievement of the requisite performance conditions for the first tranche of the awards is probable due to multiple advancements of programs within our development pipeline, and as a result, we have recognized $3.2 million in share-based compensation and $7.3 million in cash bonus expense, as of September 30, 2017.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our enforceable and legally binding, significant obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of September 30, 2017. Some of the figures that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Years
(In thousands)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
3.250% Convertible senior notes due 2023	$275,494	$7,475	$14,950	$14,950	$238,119
Facility operating leases (1)	21,459	6,717	11,758	916	2,068
Purchase obligations (2)	81,670	58,616	23,054	—	—
Total	$378,623	$72,808	$49,762	$15,866	$240,187

(1)                                     As security for performance of certain obligations under the operating leases for our principal physical properties, we issued a letter of credit in the amount of $0.8 million, collateralized by an equal amount of restricted cash.

(2)                                     Substantially all of this amount was subject to open purchase orders, as of September 30, 2017, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of September 30, 2017 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First as part of Innoviva, Inc. (known as Theravance, Inc. prior to January 7, 2016), and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During nine months ended September 30, 2017 and the years ended December 31, 2016 and 2015, we recognized losses of $198.5 million, $190.7 million and $182.2 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of the Spin-Off, as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin) and, in anticipation of potential approval, revefenacin. In particular, to the extent we advance our product candidates into and through additional clinical studies without a partner, we will incur substantial expenses. For example, in August 2017, we announced our decision to accelerate funding associated with the next phase of development of our intestinally restricted pan-Janus kinase (“JAK”) inhibitor program. We are also making additional investments in telavancin, our antibiotic that has been approved for certain difficult-to-treat infections. For example, we are conducting a Phase 3 registrational study of telavancin for bacteremia. We are incurring all of the costs and expenses associated with the commercialization of VIBATIV in the U.S., including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, expanded medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. We are also making additional investments in revefenacin in anticipation of potential approval. Our commitment of resources to VIBATIV, to the continued development of our existing product candidates and to our discovery programs will require significant additional funding. Our operating expenses also will increase if, among other things:

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

We have collaborations with a number of third parties including Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) for velusetrag, Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and axelopran (TD-1211) for opioid-induced constipation and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We are in discussion with potential collaborators with the goal of establishing a new strategic commercial partnership in the EU and we may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV. Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates and could cause the price of our securities to fall.

We do not control TRC and, in particular, have no control over or access to non-public information about the GSK-Partnered Respiratory Programs.

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”). Our equity interest covers various drug programs including all Trelegy Ellipta (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple) products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization of the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners.

If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including Trelegy Ellipta and the MABA program, our business will be harmed, and the price of our securities could fall.

We have no access to confidential information regarding the progress of, or plans for, the GSK-Partnered Respiratory Programs, including Trelegy Ellipta and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our economic interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

•                  GSK deciding to delay or halt of any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest;

•                  the U.S. Food and Drug Administration (“FDA”) and/or other regulatory authorities determining that any of the studies under these programs do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to such programs;

•                  any safety, efficacy or other concerns regarding any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest;

•                  any particular FDA requirements or changes in FDA policy or guidance regarding these programs;

•                  the emergence of new closed triple or other alternative therapies or any developments regarding these potentially competitive therapies, comparative price or efficacy of such potentially competitive therapies; or

•                  disappointing or lower than expected sales of Trelegy Ellipta in the U.S.

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

The FDA must approve any new medicine before it can be marketed and sold in the U.S. We will not obtain this approval for a product candidate unless and until the FDA approves a NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice (“cGMP”) compliance, we may not be able to obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs until approximately the third quarter of 2019. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. As publicly reported in early 2017, Pfizer has received an FDA warning letter relating to a 2016 inspection of this facility. None of the lots cited in the warning letter are manufactured VIBATIV drug product. We are also planning to have additional VIBATIV drug product manufactured for us at this facility in 2017. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product could adversely affect the commercialization of VIBATIV and our obligations to our partners, as well as our Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners. If either of these were to occur, our business would be harmed.

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

Based on our review of publicly available filings, as of September 30, 2017, GSK beneficially owned approximately 17.8% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the strategic alliance agreement and under the collaboration agreement assigned to TRC (the “GSK-Innoviva Agreements”) that may cause GSK’s interests to differ from our interests and those of our other shareholders. In particular, following the approval of Trelegy Ellipta in the US and if a MABA/ICS is approved in either the U.S. or the EU, GSK’s diligent efforts obligations under the GSK-Innoviva Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK-Innoviva Agreements. GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK-Innoviva Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK-Innoviva Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK-Innoviva Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Although the actions GSK may take to acquire us are limited under our governance agreement with GSK (the “Governance Agreement”), this agreement will expire on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK-Innoviva Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK-Innoviva Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off, or otherwise violating its legal rights. While we believe our operations fully comply with the GSK-Innoviva Agreements, the master agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK-Innoviva Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

•                  obtain and enforce patent and/or other proprietary protection for our medicines and technologies;

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

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud-based and hosted applications, data and services, are vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. We also recently filed a lawsuit against a former employee we have reason to believe misappropriated our confidential, proprietary and trade secret information. Moreover, there can be no assurance that such security measures will prevent service interruptions or security breaches that could adversely affect our business.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2017, we or one of our wholly-owned subsidiaries owned 454 issued United States patents and 1,928 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

In addition, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patent applications. Although we require our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be misappropriated, disclosed or used for unauthorized purposes or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition and results of operations, which could cause the price of our securities to fall.

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

Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts.

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

In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, we recently filed a lawsuit against a former employee we have reason to believe misappropriated and retains certain of our confidential, proprietary and trade secret information. Prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

Product liability and other lawsuits could divert our resources, result in substantial liabilities and reduce the commercial potential of our medicines.

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient’s condition, injury or even death. The VIBATIV prescribing information describes several potential adverse effects observed during clinical trials, including increased mortality versus vancomycin in patients with HABP/VABP who had pre-existing moderate to severe renal impairment, decreased clinical response in patients with cSSSI who had pre-existing moderate/severe renal impairment, and other renal adverse events. The prescribing information includes a black box warning regarding increased mortality in patients with pre-existing moderate/severe renal impairment who were treated with VIBATIV for HABP/VABP, new onset or worsening renal impairment, use in women of childbearing potential or during pregnancy and adverse developmental outcomes observed in 3 animal species. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class, asserting injuries based both on potential adverse effects described in the label as well as adverse events not yet observed. Also, changes in laws outside the U.S. are expanding our potential liability for injuries that occur during clinical trials. Product liability claims could harm our reputation, regardless of the merit or ultimate success of the claim, which may adversely affect our and our partners’ ability to commercialize our products and cause the price of our securities to fall. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

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

We may also be required to prosecute or defend general commercial, intellectual property, securities and other lawsuits.  Litigation typically involves substantial expenses and diverts substantial employee resources from our business. The cost of defending any product liability litigation or engaging in any other legal proceeding, even if resolved in our favor, could be substantial and uncertainties resulting from the initiation and continuation of the litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace and achieve our business goals.

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

Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed below under the risk factor “—If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.” In particular, the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the

Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the U.S. in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.

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

CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. The issuance of the final regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS challenges the approach we take in our implementation of the final regulations.

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

The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (“HRSA”), the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities.  The effective date of the regulation has been delayed until July 1, 2018.  Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for civil monetary penalties in the amount of $181,071 per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for civil monetary penalties of up to $13,066 for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit the required price data on a timely basis could result in a civil monetary penalty of $18,107 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

On September 16, 2016, an Irish privacy advocacy group brought an action for annulment of the EC decision on the adequacy of the Privacy Shield before the European Court of Justice (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy groups (Case T-738/16). Case T-670/16 and Case T-738/16 are still pending before the European Court of Justice. If, however, the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. U.S.-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the EU Data Protection Directive. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the U.S. (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The EU General Data Protection Regulation entered into force on May 24, 2016 and will apply from May 25, 2018, repealing the current EU Data Protection Directive. The Regulation will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

•                  The federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of $5,500 to $11,000 per false claim or statement. As a result of an interim final rule issued by the Department of Justice (DOJ), the penalties assessed after August 1, 2016 for violations occurring after November 2, 2015 will increase to per claim or statement penalties of $10,781 to $21,563. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

•                  Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

•                  any adverse developments or results or perceived adverse developments or results with respect to the GSK-Partnered Respiratory Programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious or lower than expected sales of Trelegy Ellipta in the US;

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

Based on our review of publicly available filings, as of September 30, 2017 GSK beneficially owned approximately 17.8% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.7% of our outstanding ordinary shares. Based on our review of publicly available filings, as of September 30, 2017 our three largest shareholders other than GSK collectively owned approximately 51.4% of our outstanding ordinary shares. GSK also has a right to maintain its percentage ownership in our company until December 31, 2017 under the Governance Agreement, including by participating in offerings of our ordinary shares or securities convertible into our shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1	Offer Letter with Shehnaaz Suliman dated May 31, 2017	X

10.2	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	X

10.3	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 135	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: November 7, 2017	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2017	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer (Principal Financial Officer)