Form 10-K
period 2017-12-31
Theravance Biopharma, Inc.
filed 2018-02-28
CIK 1583107

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

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

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price on the NASDAQ Global Market on June 30, 2017 was $1,710,630,797.

          On January 31, 2018, there were 54,380,851 of the registrant's ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Specified portions of the registrant's definitive Proxy Statement to be issued in conjunction with the registrant's 2018 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant's Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.
2017 Form 10-K Annual Report

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

        In our relentless pursuit of this objective, we strive to apply insight and innovation at each stage of our business, including research, development and commercialization, and utilize both internal capabilities and those of partners around the world. Our research efforts are focused in the areas of inflammation and immunology. Our research goal is to design localized medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing localized medicines for the lungs to treat respiratory disease. The first potential medicine to emerge from our research focus on immunology and localized treatments is an oral, intestinally restricted pan-Janus kinase (JAK) inhibitor, currently in development to treat a range of inflammatory intestinal diseases. Our pipeline of internally discovered product candidates will continue to evolve with the goal of creating transformational medicines to address the significant needs of patients.

        In addition, we have an economic interest in future payments that may be made by Glaxo Group or one of its affiliates (GSK) pursuant to its agreements with Innoviva, Inc. relating to certain programs, including Trelegy Ellipta.

2017 Highlights

        In 2017, we accomplished a number of key corporate goals. As pipeline programs advanced in various stages of development, clinical results in a number of key programs further informed our plans towards creating medicines to help improve the lives of patients. We reported data in our intestinally restricted JAK inhibitor program for inflammatory intestinal diseases with findings from the initial cohort of our Phase 1b study of TD-1473 that provided the basis to begin to plan a larger Phase 2b/3 induction and maintenance study in ulcerative colitis patients and a Phase 2 induction study in Crohn's disease, both of which are expected to initiate in 2018. We reported positive top-line results from the Phase 3 twelve-month safety study of revefenacin (TD-4208) in COPD, complementing previously announced findings from two replicate Phase 3 efficacy studies of revefenacin, and we subsequently filed a new drug application ("NDA") with the Food and Drug Administration ("FDA") and received a Prescription Drug User Fee Act ("PDUFA") target action date of November 13, 2018. Additionally, we advanced a Phase 3b study of revefenacin in patients with low peak inspiratory flow rate ("PIFR"), designed to support commercialization if revefenacin is approved. We progressed forward two other key programs in Phase 2 development: our highly selective 5-HT4 receptor agonist velusetrag (TD-5108) in gastroparesis, for which we announced positive top-line results, and our norepinephrine and serotonin reuptake inhibitor (NSRI) TD-9855 in neurogenic orthostatic hypotension ("nOH"). For TD-9855, based on encouraging treatment responses in the first part of the exploratory study, we amended the study design to include an extension phase in order to assess the durability of response. We completed enrollment in the Telavancin Observational Use Registry (TOURTM), a patient registry study designed to assess how VIBATIV is being used in real-world clinical settings. Outside of our internally managed programs, multiple milestones were achieved in 2017 with Trelegy Ellipta, a respiratory program managed by GSK and Innoviva, Inc. ("Innoviva") in which we have an economic interest that effectively entitles us to indirectly receive an upward tiering royalty of approximately 5.5% to 8.5% of worldwide net sales of Trelegy Ellipta. In late 2017, GSK announced regulatory approvals of Trelegy Ellipta in the US and European Union ("EU") for appropriate patients with COPD, plus positive headline results from the IMPACT study and subsequent submission of the data to the FDA to support an expanded label for Trelegy Ellipta.

Our Programs

        The table below summarizes the status of our approved product and our most advanced product candidates in development. The table also includes the status of the respiratory programs in which we have an economic interest and are being developed by GSK pursuant to agreements between Innoviva and GSK ("GSK-Partnered Respiratory Programs"). These programs consist of the Trelegy Ellipta program, the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program and other future products that may be combined with Trelegy Ellipta or MABA. We have an economic interest in these programs through our interest in Theravance Respiratory Company, LLC, a limited liability company managed by Innoviva. The status of all GSK programs referenced in this Annual Report on Form 10-K solely reflects publicly available information.

*
R-Pharm completed a Phase 3 clinical study of TD-1792 in complicated skin and soft tissues infections (cSSSI), caused by gram-positive bacteria with clinical sites in the Russian Federation and the country of Georgia. Not currently under development in the United States.

**
Collaboration applies to certain ex-US geographies.

***
The information regarding the Trelegy Ellipta and the MABA programs are based solely upon publicly available information and may not reflect the most recent developments under the programs.

Glossary of Defined Terms used in Table Above:

CKD: Chronic Kidney Disease;

COPD: Chronic Obstructive Pulmonary Disease;

cSSSI: Complicated Skin and Skin Structure Infections;

ex-US: Outside the United States;

FF: Fluticasone Furoate;

HABP/VABP: Hospital-Acquired and Ventilator-Associated Bacterial Pneumonia;

ICS: Inhaled Corticosteroid;

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

Filed: a marketing application has been submitted to a regulatory authority; and

Approved: approved for marketing

Program Highlights

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473)

        JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis and myelofibrosis and have demonstrated therapeutic benefit for patients with ulcerative colitis. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases, including ulcerative colitis. TD-1473 is our lead intestinally restricted pan-JAK inhibitor that is progressing into multiple clinical studies in 2018, as further described below. TD-3504 is a back-up compound that has successfully completed Phase 1 studies in healthy volunteers. Development of TD-3504 has been paused, consistent with the strategy we generally apply to back-up compounds and due to our significant investments in TD-1473.

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

        Previously announced findings from a preclinical model of colitis evaluating TD-1473 and tofacitinib demonstrated that both compounds significantly reduced disease activity scores. However, at doses providing similar preclinical efficacy, the systemic exposure of TD-1473 was much lower than that of tofacitinib and, in contrast to tofacitinib, TD-1473 did not reduce systemic immune cell counts. Also, we completed six and nine month toxicology studies of TD-1473 and demonstrated favorable safety margins in these studies, in support of the dose ranges planned in the Phase 3 registrational program. Based on these preclinical findings, we believe that TD-1473 represents a potential breakthrough approach to treating ulcerative colitis without the risk generally associated with systemically active therapies.

Phase 1b Study

        In late 2016, we announced dosing of the first patient in a Phase 1b clinical study of TD-1473 in patients with moderate to severe ulcerative colitis. The Phase 1b exploratory study in 40 patients was designed to evaluate the safety, tolerability, and pharmacokinetics (PK) of TD-1473 over a 28-day treatment period. In addition, the study incorporates biomarker analysis and clinical, endoscopic, and histologic assessments to evaluate biological effect.

        In August 2017, we announced encouraging data from the first cohort of patients in the Phase 1b study. Data from the first cohort demonstrated evidence of localized biological activity for TD-1473 after four weeks of treatment, based on a compilation of clinical, endoscopic, and biomarker assessments. Pharmacokinetic data demonstrated minimal systemic exposure, and there was no evidence of systemic immunosuppression.

Janssen Biotech Collaboration

        In early February 2018, we announced a global co-development and commercialization agreement with Janssen Biotech, Inc. ("Janssen") for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. Under the terms of the agreement, we will receive an upfront payment of $100 million and will be eligible to receive up to an additional $900 million in potential payments, if Janssen elects to remain in the collaboration following the completion of certain Phase 2 activities. Upon such election, we and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases, and we and Janssen will share profits and losses in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to us). In addition, we would receive royalties on ex-US sales at double-digit tiered percentage royalty rates.

        In 2018, the Company plans to initiate a large, Phase 2b/3 adaptive design induction and maintenance study in ulcerative colitis with TD-1473, as well as a Phase 2 study in Crohn's disease. Following completion of the Phase 2 Crohn's study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can obtain an exclusive license to develop and commercialize TD-1473 and certain related compounds by paying us a fee of $200 million, the closing of which portion of the transaction is also subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act ("HSR Act"). After Phase 2, Janssen would lead subsequent development of TD-1473 in Crohn's disease if it makes such election. We will lead development of TD-1473 in ulcerative colitis through completion of the Phase 2b/3 program. If TD-1473 is commercialized, we have the option to co-commercialize in the US, and Janssen would have sole commercialization responsibilities outside the US.

TD-9855

        TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor ("NSRI"). TD-9855 completed a Phase 2 study in patients with fibromyalgia, demonstrating statistically significant and clinically meaningful improvements in pain and core symptoms at the highest dose tested compared to placebo.

        We are assessing the potential use of TD-9855 in neurogenic orthostatic hypotension ("nOH"), and in May 2016, we initiated an exploratory Phase 2a study of TD-9855 in this indication. The Phase 2a study was designed to evaluate postural changes in blood pressure, symptom reduction, and safety and tolerability of single ascending doses in patients with nOH.

        Based on encouraging treatment responses in the first part of the study, we announced in February 2017 our plan to amend the study design to allow those patients who respond to continue dosing for up to 20 weeks to assess the durability of their response. We believe the ability to demonstrate a durable effect in nOH could lead to significant benefits for patients over existing therapy. Given many nOH patients suffer from underlying conditions that can cause rapid deterioration of their health, the endpoints of the extended dosing portion of the study evaluate patient responses following 4 weeks of therapy. We expect data from the extended Phase 2a study at the end of the first half of 2018.

        In parallel with the Phase 2a study, we plan to seek regulatory support for an orphan drug designation and an expedited development pathway for TD-9855 in nOH.

Long-Acting Muscarinic Antagonist—Revefenacin (TD-4208)

        Revefenacin is an investigational long-acting muscarinic antagonist ("LAMA") under regulatory review for the treatment of COPD, with an FDA PDUFA target action date in November of 2018. We believe that revefenacin may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates there is an enduring population of COPD patients in the US that either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. Revefenacin has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of revefenacin, together with its physical characteristics, suggest that this LAMA could serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler ("MDI/DPI") products.

Mylan Collaboration

        In January 2015, Mylan Ireland Limited ("Mylan") and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV. Mylan funded the Phase 3 development program, enabling us to advance other high value pipeline assets alongside revefenacin.

        Under the terms of the Mylan Development and Commercialization Agreement (the "Mylan Agreement"), Mylan and we are co-developing nebulized revefenacin for COPD and other respiratory diseases. We are leading the US Phase 3 development program, and Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application ("NDA"), after which costs will be shared. If a product developed under the collaboration is approved in the US, Mylan will lead commercialization and we will retain the right to co-promote the product in the US under a profit-sharing arrangement (65% Mylan/35% Theravance Biopharma). Outside the US (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

        Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of December 31, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the EU. We do not expect to earn any milestone payments from Mylan in 2018.

        We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product. In China, we retain all rights to revefenacin in any dosage form.

Phase 3 Study in COPD and NDA Submission

        In September 2015, we announced, with our partner Mylan, the initiation of the Phase 3 development program for revefenacin for the treatment of COPD. The Phase 3 development program included two replicate three-month efficacy studies and a single twelve-month safety study. The two efficacy studies examined two doses (88 mcg and 175 mcg) of revefenacin inhalation solution administered once-daily via nebulizer in patients with moderate to severe COPD. The Phase 3 efficacy studies were replicate, randomized, double-blind, placebo-controlled, parallel-group trials designed to provide pivotal efficacy and safety data for once-daily revefenacin over a dosing period of 12 weeks, with a primary endpoint of trough forced expiratory volume in one second (FEV1) on day 85. The Phase 3 safety study was an open-label, active comparator study of 12 months duration.

        In October 2016, we announced positive top-line results from the two replicate Phase 3 efficacy studies of revefenacin in more than 1,200 moderate to very severe COPD patients, and in May and November 2017 we reported additional data from these studies. Both Phase 3 efficacy studies met their primary endpoints, demonstrating statistically significant improvements over placebo in trough FEV1 after 12 weeks of dosing for each of the revefenacin doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In July 2017, we announced positive top-line results from the twelve-month safety study in more than 1,000 COPD patients. Data demonstrated that both the 88 mcg and 175 mcg doses of revefenacin were generally well-tolerated, with low rates of adverse events (AEs) and serious adverse events (SAEs), comparable to those seen with the active comparator. Together, the three studies enrolled approximately 2,280 patients.

        In November 2017, we submitted to the FDA for filing a NDA for revefenacin supported by data from the two replicate Phase 3 efficacy studies and twelve-month safety study. In January 2018, the FDA accepted the NDA for filing and assigned a PDUFA target action date of November 13, 2018.

Phase 3b PIFR Study

        In March 2017, we initiated a Phase 3b study of revefenacin in patients with suboptimal peak inspiratory flow rate ("PIFR"). This study is not required for NDA approval and was designed to support commercialization, if revefenacin is approved. The purpose of the study was to assess whether nebulized revefenacin was superior to handheld tiotropium (dosed via the Handihaler® device) in a broad population of COPD patients with suboptimal PIFR. The primary endpoint was improvement in lung function, as measured by trough forced expiratory volume in one second (FEV1) after 4 weeks of treatment.

        The PIFR study was completed in the first quarter of 2018. In the overall population of approximately 200 moderate to very severe (GOLD Stage 2/3/4) COPD patients, we saw numerical improvements for revefenacin over tiotropium, but these improvements were not statistically significant, and as a result the study failed to meet the predefined threshold for superiority. In the pre-specified subgroup of severe and very severe (GOLD 3/4) COPD patients, which represented approximately 80% of the patients in the study, revefenacin demonstrated nominally statistically significant and clinically relevant improvements in trough FEV1 versus tiotropium. Data generated in the study provided important insights to inform future potential studies of revefenacin in COPD patients with suboptimal PIFR. Revefenacin was well tolerated in this study, with no new safety issues identified. The Company plans to publish the results from this study in a future medical meeting or publication.

Velusetrag (TD-5108)

        Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. Velusetrag, which was granted Fast Track designation by the FDA for the treatment of symptoms associated with idiopathic and diabetic gastroparesis, is being developed in collaboration with Alfasigma S.p.A. ("Alfasigma") (formerly Alfa Wassermann S.p.A.). Positive top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag, were announced in April 2014.

        In August 2017, we announced positive top-line results from a 12-week, Phase 2b study of velusetrag characterizing the impact on symptoms and gastric emptying of three oral doses of velusetrag (5, 15 and 30 mg) compared to placebo administered once daily over 12 weeks of therapy. Results from the study demonstrated statistically significant improvements in gastroparesis symptoms and gastric emptying for patients receiving 5 mg of velusetrag as compared to placebo. Patients in the 15 and 30 mg velusetrag study arms demonstrated statistically significant improvements in gastric emptying, but they did not experience statistically significant improvements in gastroparesis symptoms. Velusetrag was shown to be generally well-tolerated, with 5 mg and placebo having comparable rates of adverse events and serious adverse events. We are in dialogue with regulators regarding the velusetrag program in gastroparesis and expect to provide an update in the first half of 2018.

        Under our collaboration with Alfasigma, Alfasigma is entitled to exercise its option to progress velusetrag to the next stage of development in certain countries outside the US. We are eligible to receive a $10 million option fee if Alfasigma exercises its option, as well as potential development, regulatory and sales milestone payments and royalties.

VIBATIV® (telavancin)

        VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant ("MRSA") strains. VIBATIV is approved in the US for the treatment of adult patients with complicated skin and skin structure infections ("cSSSI") caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-

associated bacterial pneumonia ("HABP"/"VABP") caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. In addition, in 2016, the Food and Drug Administration ("FDA") allowed us to add new clinical data to the VIBATIV label concerning concurrent bacteremia in cases of HABP/VABP and cSSSI. VIBATIV is also indicated in Canada and Russia for cSSSI and HABP and VABP caused by Gram-positive bacteria, including MRSA.

        Our acute care sales force markets VIBATIV in the US, and we maintain an independent marketing and medical affairs team. This same organization will support revefenacin, if approved in the US, alongside our partner for the program. Outside of the US, our strategy is to market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies: Canada, Middle East and North Africa, Israel, Russia, China and India. Since we and Clinigen reached a mutual decision for Clinigen to return to us the commercial rights to market and distribute VIBATIV in the EU, we have been unable to secure another partner to commercialize VIBATIV in the EU. Accordingly, in early 2018 we filed a withdrawal notice with the European Medicines Agency which will extinguish VIBATIV's EU marketing authorization.

        Given the challenges we have faced commercializing VIBATIV in the US in a highly competitive environment against a variety of generic drugs, we are reducing and closely managing our overall spending related to the product. Although we continue to view VIBATIV as an important medicine to treat serious infections in very sick patients and we intend to continue to support the product, we plan to reduce our VIBATIV commercial expenditures over the course of 2018 to a level more commensurate with its net sales.

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

        In February 2018, the study stopped enrolling new patients following an interim analysis conducted by an independent review committee and company-wide review of investment priorities. The committee concluded the study is underpowered and therefore unlikely to achieve the primary study objective, without a significant increase in study size beyond the planned sample size of approximately 250 patients. Given the incremental investment required, we elected to close the study. No new safety issues were identified in the study, and as a result patients currently enrolled will be allowed to complete dosing. We plan to submit data generated from the study for future scientific publication.

Telavancin Observational Use Registry ("TOURTM") Study

        Initiated in February 2015, the 1,000-patient TOURTM study is designed to assess the manner in which VIBATIV is used by healthcare practitioners to treat patients. By broadly collecting and examining data related to VIBATIV treatment patterns, as well as clinical effectiveness and safety outcomes in medical practice, we aim to create an expansive knowledge base to guide clinical use and future development of the drug. Data from this study is providing information about the use of VIBATIV in real-world clinical settings, including reports of positive clinical responses in patients with bacteremia, endocarditis, osteomyelitis, skin and respiratory infections. During 2017, we concluded the TOURTM registry study and completed the data base. We have begun and plan to continue to analyze the data and publish in a number of areas reflecting real world use of VIBATIV at future medical meetings and medical journals.

Janssen Pharmaceutica License Agreement

        In 2002, we entered into a License Agreement with Janssen Pharmaceutica N.V. ("Janssen Pharmaceutica") pursuant to which we have licensed rights under certain patents owned by Janssen Pharmaceutica covering an excipient used in the formulation of telavancin. Pursuant to the terms of this license agreement, we are obligated to pay royalties to Janssen Pharmaceutica of 2.5% to 5% of any net commercial sales of VIBATIV (telavancin). The license will terminate in 2019 on the later of 10 years from first commercial sale of VIBATIV and the date of expiration of the last applicable Janssen Pharmaceutica patent covering VIBATIV. The license is terminable by us upon prior written notice to Janssen Pharmaceutica or upon an uncured breach or a liquidation event of one of the parties.

Neprilysin (NEP) Inhibitor Program (TD-0714 and TD-1439)

        Neprilysin ("NEP") is an enzyme that degrades natriuretic peptides. These peptides play a protective role in controlling blood pressure and preventing cardiovascular tissue remodeling. Inhibiting NEP may result in clinical benefit for patients, including diuresis, control of blood pressure, and reversing maladaptive changes in the heart and vascular tissue in patients with congestive heart failure. Our primary objective for this program is to develop a NEP inhibitor that could be used across a broad population of patients with cardiovascular and renal diseases, including acute and chronic heart failure and chronic kidney disease, including diabetic nephropathy. We aim to create a platform for multiple combination products with our NEP inhibitor with features that are differentiated from currently available products. Our NEP inhibitor program consists of two compounds (TD-0714 and TD-1439), each of which demonstrated characteristics in line with our target product profile in Phase 1 studies in healthy volunteers.

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

        We are currently evaluating next steps for both compounds in our NEP inhibitor program clinical program. The results from the Phase 1 programs provide confidence for pursuing future efficacy studies of either compound in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

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

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

        We are entitled to receive an 85% economic interest in any future payments that may be made by GSK (pursuant to its agreements with Innoviva) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to Theravance Respiratory Company, LLC ("TRC") in connection with Innoviva's separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma. The GSK-Partnered Respiratory Programs consist primarily of the Trelegy Ellipta program and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist ("MABA") program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Trelegy Ellipta and MABA programs is based solely upon publicly available information and may not reflect the most recent developments under the programs.

Trelegy Ellipta (the combination of fluticasone furoate/umeclidinium bromide/vilanterol, previously referred to as the Closed Triple)

        Trelegy Ellipta is the first treatment to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. Trelegy Ellipta is approved for use in the US and EU for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. We are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales. Those royalties are upward-tiering from 6.5% to 10%, resulting in cash flows to Theravance Biopharma of approximately 5.5% to 8.5% of worldwide net sales of Trelegy Ellipta. Theravance Biopharma is not responsible for any costs related to Trelegy Ellipta.

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

        The FULFIL study, which enrolled 1,810 COPD patients, was initiated in February 2015. In June 2016, GSK and Innoviva disclosed positive top-line results from the FULFIL study, in which data demonstrated superiority of Trelegy Ellipta as compared to twice-daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health-related quality of life, as well as reducing exacerbations in COPD patients.

        In September 2017, GSK and Innoviva announced the US FDA approved Trelegy Ellipta for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. In November 2017, GSK and Innoviva announced the submission of data from the IMPACT study to the FDA to support an expanded label for Trelegy Ellipta. If this sNDA is approved, FF/UMEC/VI could be used by physicians to treat a wider population of patients with COPD who are at risk of an exacerbation and require triple therapy. In December 2017, GSK and Innoviva announced the European Commission granted marketing authorization for Trelegy Ellipta as a maintenance treatment for appropriate patients with COPD.

        In February 2018, GSK and Innoviva announced the submission of the IMPACT data to the European Medicines Agency as part of a type II variation to support an expanded label for Trelegy Ellipta in Europe for the maintenance treatment of moderate to severe COPD. Approval of the submission would mean Trelegy Ellipta, the only once-daily single inhalation triple therapy for the treatment of COPD, could be used by physicians to treat a wider population of patients with the condition who are at risk of an exacerbation and require triple therapy.

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

Theravance Respiratory Company, LLC ("TRC")

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

Our Strategy

        Our core purpose is to create medicines that help improve the lives of patients suffering from serious illness. We strive to apply insight and innovation at each stage of our business, including research, development and commercialization. With our successful drug discovery and development track record, commercial infrastructure, experienced management team and efficient corporate structure, we believe that we are well positioned to create value for our shareholders and make a difference in the lives of patients.

        We follow these core guiding principles in our mission to drive value creation:

  •
  Focus on insight and innovation;

  •
  Outsource non-core activities;

  •
  Create and foster an integrated environment; and

  •
  Aggressively manage uncertainty.

        We manage our pipeline with the goal of optimizing program value and allocation of resources. We employ multiple strategies for commercialization of our products. Our approach may involve retaining product rights and marketing a product independently in the US or we may partner a product to extend our commercial reach to expand our geographic reach, and/or to manage the financial risk associated with the program. Alternatively, we may monetize or divest an asset that we designate as outside our core business, where we believe the program is optimized by leveraging partner capabilities and removing or limiting our research and development costs.

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

        We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining current Good Manufacturing Practice ("cGMP") compliance, we may not be able to obtain sufficient quantities of API or drug product in a timely manner. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and could disrupt our research and development programs, for example the conduct of future clinical trials. For more information, see the risk factors under the headings "We rely on a single manufacturer for the Active Pharmaceutical Ingredient ("API") for telavancin and a separate, single manufacturer for VIBATIV drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available" and "We rely on a single source of supply for a number of our product candidates, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available" of this Annual Report on Form 10-K.

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

        The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of a NDA. The NDA also must contain extensive manufacturing information. PDUFA establishes timeframes for FDA review of NDAs, with a performance goal of reviewing and acting on 90 percent of priority new molecular entity ("NME") NDA submissions within 6 months of the 60-day filing date, and to review and act on 90 percent of standard NME NDA submissions within 10 months of the 60-day filing date. The 2007 Food and Drug Administration Amendments Act gave the FDA authority to require implementation of a formal Risk Evaluation and Management Strategy to ensure that the benefits of a product outweigh its risks. At the end of the review period, the FDA communicates either approval of the NDA or a complete response listing the application's deficiencies.

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

United States Healthcare Reform

        The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the "Healthcare Reform Act"), substantially changed the way healthcare is financed by both governmental and private insurers, and impacts pricing and reimbursement with respect to our VIBATIV business, and any potential additional commercial operations. Moreover, certain legislative changes to and regulatory changes under the Healthcare Reform Act have occurred in the 115th US Congress and under the current administration and additional changes remain possible. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. For more information, see the risk factor under the heading "Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact our ability to generate revenues" of this Annual Report on Form 10-K.

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

Data Privacy and Protection

        We are subject to laws and regulations that address privacy and data security. In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Similar obligations apply in foreign countries. For example, the General Data Protection Regulation which will enter into force on May 25, 2018 will amplify existing data protection obligations in the EU. These laws and related risks are described in greater detail under the risk factor "If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business" of this Annual Report on Form 10-K.

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

        As of December 31, 2017, we owned 459 issued United States patents and 1,960 granted foreign patents, as well as additional pending United States patent applications and foreign patent applications. The claims in these various patents and patent applications are directed to compositions of matter, including claims covering product candidates, lead compounds and key intermediates, pharmaceutical compositions, methods of use and processes for making our compounds along with methods of design, synthesis, selection and use relevant to multivalency in general and to our research and development programs in particular. In particular, our wholly-owned subsidiary Theravance Biopharma Antibiotics IP, LLC owns the following US patents which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for telavancin: US Patent No. 6,635,618 B2, expiring on September 11, 2023; US Patent No. 6,858,584 B2, expiring on August 24, 2022; US Patent No. 6,872,701 B2, expiring on June 5, 2021; US Patent No. 7,008,923 B2, expiring on May 6, 2021; US Patent No. 7,208,471 B2, expiring on May 1, 2021; US Patent No. 7,351,691 B2, expiring on May 1, 2021; US Patent No. 7,531,623 B2, expiring on January 1, 2027; US Patent No. 7,544,364 B2, expiring on May 1, 2021; US Patent No. 7,700,550 B2, expiring on May 1, 2021; US Patent No. 8,101,575 B2, expiring on May 1, 2021; and US Patent No. 8,158,580 B2, expiring on May 1, 2021. Thus, the last-to-expire patent currently listed in the Orange Book for telavancin expires on January 1, 2027.

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

        In 2002, we entered into a License Agreement with Janssen Pharmaceutica pursuant to which we have licensed rights under certain patents owned by Janssen Pharmaceutica covering an excipient used in the formulation of telavancin. Pursuant to the terms of this license agreement, we are obligated to pay royalties to Janssen Pharmaceutica of 2.5% to 5% of any net commercial sales of VIBATIV (telavancin). The license will terminate in 2019 on the later of 10 years from first commercial sale of VIBATIV and the date of expiration of the last applicable Janssen Pharmaceutica patent covering VIBATIV. The license is terminable by us upon prior written notice to Janssen Pharmaceutica or upon an uncured breach or a liquidation event of one of the parties.

Competition

        Our marketed product and development programs target four therapeutic areas—infectious disease, respiratory, gastrointestinal and cardiovascular—and our research efforts are focused in the areas of inflammation and immunology, with a goal of designing localized medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. Our commercial infrastructure is focused primarily on the acute care setting. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing and future market-leading medicines.

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

  •
  attract and retain qualified scientific, clinical development and commercial personnel;

  •
  obtain patent and/or other proprietary protection for our medicines and technologies;

  •
  obtain required regulatory approvals;

  •
  commercialize approved products; and

  •
  successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

        VIBATIV (telavancin).    VIBATIV competes with vancomycin, linezolid and daptomycin, generic drugs that are manufactured by a variety of companies, as well as other drugs marketed to treat complicated skin and skin structure infections and hospital acquired and ventilator associated bacterial pneumonia caused by Gram-positive bacteria. Currently marketed branded competitive products include but are not limited to Sivextro® (tedizolid) marketed by Merck & Co., Inc.; Teflaro® (ceftaroline) and Dalvance™ (dalbavancin) marketed by Allergan; and Orbactiv™ (oritavancin) marketed by Melinta Therapeutics. To date, VIBATIV has not been broadly accepted by physicians, patients, third-party payors, or the medical community in general, we believe primarily due to the availability of low cost generic antibiotic products such as vancomycin and daptomycin.

        Revefenacin (TD-4208) long-acting muscarinic antagonist (LAMA).    If approved as the first once-daily nebulized LAMA, revefenacin would be expected to compete predominantly with short-acting nebulized bronchodilators used 3 to 4 times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. Revefenacin has the potential to be a primary maintenance therapy or to be used with nebulized long-acting beta agonist (LABA) products used two times per day.

        Trelegy Ellipta or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol).    Trelegy Ellipta competes in Europe with Trimbow (beclometasone dipropionate/formoterol fumarate/glycopyrronium bromide, dosed twice per day) from Chiesi Farmaceutici and, in the future, may compete with other closed triple products that are currently under development. AstraZeneca and Novartis both have closed triple products dosed twice per day in late stage development for COPD and/or asthma.

Research and Development

        We spent $173.9 million, $141.7 million, and $129.2 million on research and development, net of reimbursements from collaboration partners for the years ended December 31, 2017, 2016, and 2015, respectively. Additional information regarding these expenditures is included in Note 1, "Organization and Summary of Significant Accounting Policies," to our consolidated financial statements in this Annual Report on Form 10-K.

Employees

        As of December 31, 2017, we had 340 permanent employees, of which 219 were engaged in research and development activities. Of our 340 employees, 330 were located in the US, nine were located in Ireland, and one was located in England. We consider our employee relations to be good.

Financial Information About Geographic Areas

        Information on our total revenues attributed to geographic areas and customers who represented at least 10% of our total revenues is included in Note 3, "Segment Information," to our consolidated financial statements in this Annual Report on Form 10-K.

Corporation Information

        Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. Theravance Biopharma began operating as an independent, publicly-traded company on June 2, 2014 following a spin-off from Innoviva, Inc. Our corporate address in the Cayman Islands and principal executive office is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands and the address of our wholly-owned US operating subsidiary Theravance Biopharma US, Inc. is 901 Gateway Boulevard, South San Francisco, California 94080. While Theravance Biopharma is incorporated under Cayman Island law, the Company became an Irish tax resident effective July 1, 2015. The address of our wholly-owned Irish operating subsidiary, Theravance Biopharma Ireland Limited, is Connaught House, Burlington Road, Dublin 4, Ireland.

Available Information

        Our Internet address is www.theravance.com. Our investor relations website is located at http://investor.theravance.com. We make available free of charge on our investor relations website under "SEC Filings" our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors' and officers' Section 16 Reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission ("SEC"). Our current Code of Business Conduct, Corporate Governance Guidelines, Articles of Association, Board of Director Committee charters, and other materials, including amendments thereto, may also be found on our investor relations website under "Corporate Governance." The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Theravance Biopharma and the Theravance Biopharma logo are registered trademarks of the Theravance Biopharma group of companies. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

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

        First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC ("TRC") to achieve profitability. During the years ended December 31, 2017, 2016 and 2015, we recognized losses of $285.4 million, $190.7 million and $182.2 million, respectively, which are reflected in the Shareholders' Equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the "Spin-Off"), as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin) and, in anticipation of potential approval, revefenacin. In particular, to the extent we advance our product candidates into and through additional clinical studies, and particularly if we do so without a partner, we will incur substantial expenses. For example, in August 2017, we announced our decision to accelerate funding associated with the next phase of development of our intestinally restricted pan-Janus kinase ("JAK") inhibitor program. We are also making additional investments in revefenacin in anticipation of potential approval. We incur all of the costs and expenses associated with the commercialization of VIBATIV in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, a medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, revefenacin and VIBATIV will require significant additional funding. Our operating expenses also will increase if, among other things:

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

        Other than (i) revenues from sales of VIBATIV, our only approved medicine, (ii) our economic interest in royalties from net sales of Trelegy paid to TRC, and (iii) potential payments under collaboration agreements, we do not expect to generate revenues from our internally-managed programs in the immediate future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

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

  •
  varying regulatory requirements or interpretations of data among the US Food and Drug Administration ("FDA") and foreign regulatory authorities; and

  •
  a regional disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

        Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe or efficacious, could have a material adverse effect on our business and cause the price of our securities to fall.

If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

        The FDA must approve any new medicine before it can be marketed and sold in the US We will not obtain this approval for a product candidate unless and until the FDA approves a NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA's discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

        Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in 2016, our actual operating loss exceeded our anticipated operating loss, primarily because of accelerated enrollment in TOUR, increased funding for the development of our JAK inhibitors and increased investment in our neprilysin ("NEP") inhibitor program. In August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of our JAK inhibitor program. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements.

        We may need to raise additional capital in the future to, among other things:

  •
  fund our discovery efforts and research and development programs;

  •
  fund our commercialization strategies for VIBATIV and any additional approved products and to prepare for potential product approvals;

  •
  support our independent sales and marketing organization and medical affairs team;

  •
  support our additional investments in revefenacin in anticipation of potential approval;

  •
  if we choose to progress any additional product candidates into later-stage development without funding from a collaboration partner, our capital needs would increase substantially;

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

        If we raise funds through the issuance of additional debt, including convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. The terms of our existing 3.250% convertible senior notes due 2023 ("Notes") do not restrict our ability to issue additional debt. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, since our Spin-Off in June 2014, we have raised an aggregate of $583.9 million through the sale of approximately 17.5 million shares and $230.0 million aggregate principal amount of Notes in a combination of private sale, public offerings and at-the-market sales. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

        We have an exclusive development and commercialization agreement with Alfasigma S.p.A. ("Alfasigma") (formerly Alfa Wassermann S.p.A.) for velusetrag, our lead compound in the 5 HT4 program, covering the EU, Russia, China, Mexico and certain other countries. The Alfasigma agreement was assigned to us in the Spin-Off and provides some research and development funding for the program under license. In October 2012, we (at the time with Innoviva) also entered into a research collaboration and license agreement with Merck & Co., Inc. ("Merck") to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease, which Merck terminated in September 2013. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, "Takeda") in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Under the terms of the Agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In early February 2018, we announced a global co-development and commercialization agreement with Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

        We also have commercialization agreements with various partners for the commercialization of VIBATIV outside of the United States, including Canada, Middle East, North Africa, Israel, Russia,

China and India. In August 2016, we and Clinigen reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma. On November 4, 2016, the European Commission authorized the transfer of the centralized marketing authorization for VIBATIV to our wholly-owned Irish subsidiary, Theravance Biopharma Ireland Limited. Therefore, we are now subject to all applicable EU regulatory obligations as the new marketing authorization holder of VIBATIV in the EU. However, we do not intend to commercialize VIBATIV in the EU without a partner, and we have been unable to secure another partner to commercialize VIBATIV in the EU. Accordingly, in early 2018 we filed a withdrawal notice with the European Medicines Agency which will extinguish VIBATIV's EU marketing authorization.

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

We do not control TRC and, in particular, have no control over the GSK-Partnered Respiratory Programs or access to non-public information regarding the development of the GSK-Partnered Respiratory Programs.

        Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the "GSK Agreements"), which agreements govern Innoviva's and GSK's respective interests in the GSK-Partnered Respiratory Programs. Our equity interest covers various drug programs including all Trelegy Ellipta (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple) products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid ("ICS"), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint

TRC's manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC's dependence on GSK as we have with respect to our dependence on our own partners.

If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including Trelegy Ellipta and the MABA program, our business will be harmed, and the price of our securities could fall.

        We have no access to confidential information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including Trelegy Ellipta and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our economic interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

  •
  GSK deciding to delay or halt of any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest;

  •
  the FDA and/or other regulatory authorities determining that any of the studies under these programs do not demonstrate adequate safety or efficacy, or that additional non-clinical or clinical studies are required with respect to such programs;

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

  •
  disappointing or lower than expected sales of Trelegy Ellipta; or

  •
  disputes between GSK and Innoviva.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

        Based on our review of publicly available filings, as of December 31, 2017, GSK beneficially owned approximately 17.7% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC. GSK's interests to differ from our interests and those of our other shareholders. In particular, following the approval of Trelegy Ellipta in the US and if a MABA/ICS is approved in either the US or the EU, GSK's diligent efforts obligations under the GSK Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the

GSK Agreements. GSK's commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK's commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Before 2018, the actions GSK could have taken to acquire us were limited under our governance agreement with GSK (the "Governance Agreement"), but this agreement expired on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva's post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the "Master Agreement"), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva's partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

        Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV must demonstrate these advantages in certain circumstances, as it competes with vancomycin, linezolid and daptomycin, relatively inexpensive generic drugs that are manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If approved as the first once-daily nebulized LAMA, revefenacin would be expected to compete predominantly with short-acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

        We have collaborations with a number of third parties including Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease, Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfasigma for velusetrag, Takeda for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva's collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program, and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV, though we have been unable to reach an agreement with a replacement partner to commercialize VIBATIV in the EU and are currently in the process of withdrawing the marketing authorization for VIBATIV in the EU, which will make reaching such an agreement more difficult. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

        Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

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

        We have limited in-house production capabilities for preclinical and clinical study purposes, and depend primarily on a number of third-party Active Pharmaceutical Ingredient ("API") and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into acceptable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay preclinical and clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA's current Good Manufacturing Practice ("cGMP") regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

  •
  some of the manufacturing processes for our APIs and drug products have not been scaled to quantities needed for continued clinical studies or commercial sales, and delays in scale-up to higher quantities could delay clinical studies, regulatory submissions and commercialization of our product candidates; and

  •
  because some of the third-party manufacturers are located outside of the US, there may be difficulties in importing our APIs and drug products or their components into the US as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

Servicing our Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Additionally, holders may require us to repurchase our Notes under certain circumstances, and we may not have sufficient cash to do so.

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

        We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud-based and hosted applications, data and services, are vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit against a former employee we have reason to believe misappropriated our confidential, proprietary and trade secret information. Moreover, there can be no assurance that such security measures will prevent service interruptions or security breaches that could adversely affect our business.

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

        In addition, our US operating subsidiary's facility and most of its employees are located in northern California, headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market is intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities and the price of our securities could fall.

Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

        Worldwide economic conditions remain uncertain due to the decision by the United Kingdom to initiate the formal procedure of withdrawal from the EU (often referred to as "Brexit"), current economic challenges in Asia and other disruptions to global and regional economies and markets.

        Brexit has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom's withdrawal could bear significant complexity and risks. A basic requirement related to the grant of a marketing authorization for a medicinal product in the EU is that the applicant is established in the EU. Depending upon the exact terms of the United Kingdom's withdrawal, there is a potential risk that the scope of a marketing authorization for a medicinal product granted by the European Commission pursuant to the centralized procedure would not, in the future, include the United Kingdom. In these circumstances, an authorization granted by the United Kingdom's competent authorities would always be required to market medicinal products on the United Kingdom market. In addition, the exact terms of the United Kingdom's withdrawal and the laws and regulations that will apply after the United Kingdom withdraws from the EU would affect manufacturing sites that hold an EU manufacturing authorization issued by the United Kingdom competent authorities. The referendum has also given rise to calls for the governments of other EU Member States to consider withdrawal from the EU.

        Our operations also depend upon favorable trade relations between the US and those foreign countries in which our materials suppliers have operations. A protectionist trade environment in either the US or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our operations. External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. These geopolitical, social and economic conditions could harm our business.

Our US operating subsidiary's facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

        Our US operating subsidiary's facility is located in the San Francisco Bay Area near known earthquake fault zones and therefore will be vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods, communications failures and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult and costly for us to recover from this type of disaster. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition, which could cause the price of our securities to fall.

VIBATIV has not been broadly accepted by physicians, patients, third-party payors, or the medical community in general, and we may never generate significant revenue or profits from VIBATIV.

        The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin (which accounts for a substantial majority of patient treatment days), linezolid and daptomycin, all relatively inexpensive generic drugs that are manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. To date, VIBATIV has not been broadly accepted by physicians, patients, third-party payors, or the medical community in general, we believe primarily due to the availability of low cost generic antibiotic products such as vancomycin and daptomycin. Although we continue to view VIBATIV as a key medicine to treat serious infections in very sick patients and we intend to continue to support the product, given the challenges we have faced commercializing

VIBATIV in a highly competitive environment against generic drugs, we have been reducing and closely managing our spending to commercialize and sell VIBATIV and we plan to continue to reduce our VIBATIV commercial expenditures over the course of 2018 to a level more commensurate with its current and expected near-term opportunity. In the future, if we are unable to demonstrate to physicians, patients, hospitals, healthcare systems third-party payors and the medical community in general that, based on experience, clinical data, side effect profiles and other factors, VIBATIV is a preferred injectable treatment for treating the infections for which it is indicated, we may never generate significant revenue or profits from VIBATIV.

We are responsible for marketing, sales and distribution of VIBATIV in the US and we may bear similar costs with respect to additional products in the future, including revefenacin if approved, which subjects us to certain risks.

        We currently maintain a limited VIBATIV sales force in the US and plan to add US revefenacin sales and marketing personnel throughout 2018 to support our co-promotion obligations under our agreement with Mylan should revefenacin be approved. The risks of continuing to support VIBATIV in the US without a partner and fulfilling our US co-promotion obligations to Mylan if revefenacin is approved include:

  •
  costs and expenses associated with creating and maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, including third- party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue from VIBATIV, revefenacin or any future products for several years;

  •
  our ability to retain effective sales and marketing personnel and medical science liaisons in the US;

  •
  the ability of our sales and marketing personnel to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV and, if approved, revefenacin, or any future products, in appropriate clinical situations; and

  •
  the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

        If we are not successful in maintaining an internal sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure, distribution capability and the ability to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV, or any future products such as revefenacin (if approved), in appropriate clinical situations, we will have difficulty commercializing these products, which would adversely affect our business and financial condition and the price of our securities could fall.

We rely on a single manufacturer for the API for telavancin and a separate, single manufacturer for VIBATIV drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

        We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining cGMP compliance, we may not be able to obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs until approximately the fourth quarter of 2019. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. Pfizer has received an FDA warning letter relating to a 2016 inspection of this facility and, though FDA has upgraded the status of the facility to Voluntary Action Indicated (VAI) based on an October 2017 inspection, the agency continues to have concerns that Pfizer must address. None of the lots cited in the warning letter were manufactured VIBATIV drug product. We are also planning to have additional VIBATIV drug product manufactured for us at this facility in 2018. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product could adversely affect the commercialization of VIBATIV and our obligations to our partners, as well as our Phase 3 registrational study for the treatment of patients with Staphylococcus aureus bacteremia. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners. If either of these were to occur, our business would be harmed.

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

        With VIBATIV approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing. Prescription drug advertising and promotion are closely scrutinized by the FDA, including substantiation of promotional claims, disclosure of risks and safety information, and the use of themes and imagery in advertising and promotional materials. As with all companies selling and marketing products regulated by the FDA in the US, we are prohibited from promoting any uses of VIBATIV that are outside the scope of those uses that have been expressly approved by the FDA as safe and effective on the VIBATIV label.

        The US labeling for VIBATIV contains a boxed warning. Products with boxed warnings are subject to more restrictive advertising regulations than products without such warnings and FDA regulations prohibit the use of reminder advertising for VIBATIV.

        In addition, patients receive a medication guide with each course of antibiotic use in connection with the approved labeling for VIBATIV. Further, the VIBATIV labeling for hospital-acquired and ventilator associated bacterial pneumonia ("HABP/VABP") specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions add complexity to the marketing of VIBATIV.

        The FDA has also required that we evaluate the safety of VIBATIV use during pregnancy by developing and maintaining a prospective, observational pregnancy exposure registry study conducted in the United States. This postmarketing study remains ongoing and will continue through the end of 2019.

        Under the Pediatric Research Equity Act (PREA), the FDA also requires that we conduct two pediatric pharmacokinetic studies, one Phase 3 randomized, comparator-controlled study in pediatric patients with Gram-positive infections, as well as a study gathering data regarding the treatment of cSSSI in pediatric patients. If we are unable to meet the applicable deadlines for any of these studies, FDA may issue us a non-compliance letter and/or may deem VIBATIV to be misbranded and, on that basis, VIBATIV could be subject to injunction proceedings or seizure by FDA.

        The manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the US or overseas or at a contract manufacturer's facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities.

        We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the US Department of Health and Human Services ("OIG") and other regulatory bodies with respect to VIBATIV, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

        Regulatory approval for our product candidates, if any, may include similar or other limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies.

        Failure to satisfy required post-approval requirements and/or commitments may have implications for a product's approval and may carry civil monetary penalties. Any failure to maintain regulatory approval will limit our ability to commercialize VIBATIV or our product candidates and if we fail to comply with FDA regulations and requirements regarding VIBATIV or any of our product candidates, the FDA could potentially take a number of enforcement actions against us, including the issuance of untitled letters, warning letters, preventing the introduction or delivery of VIBATIV into interstate commerce in the United States, misbranding charges, product seizures, injunctions, and civil monetary penalties, which would materially and adversely affect our business and financial condition and may cause the price of our securities to fall.

        The risks identified in this risk factor relating to regulatory actions and oversight by agencies in the US and throughout the world also apply to the commercialization of any partnered products by our collaboration partners, and such regulatory actions and oversight may limit our collaboration partners' ability to commercialize such products, which could materially and adversely affect our business and financial condition, and which may cause the price of our securities to fall.

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

        For additional discussion of the risk of generic competition to VIBATIV, please see the following risk factor below "If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets."

We may be treated as a US corporation for US federal income tax purposes.

        For US federal income tax purposes, a corporation generally is considered tax resident in the place of its incorporation. Theravance Biopharma is incorporated under Cayman Islands law and established tax residency in Ireland effective July 1, 2015. Therefore, it should be a non-US corporation under this general rule. However, Section 7874 of the Internal Revenue Code of 1986, as amended (the "Code"), contains rules that may result in a foreign corporation being treated as a US corporation for US federal income tax purposes. The application of these rules is complex and there is little guidance regarding certain aspects of their application.

        Under Section 7874 of the Code, a corporation created or organized outside the US will be treated as a US corporation for US federal tax purposes if (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a US corporation, (ii) the former shareholders of the acquired US corporation hold at least 80% of the vote or value of the shares of the foreign acquiring corporation by reason of holding stock in the US acquired corporation, and (iii) the foreign corporation's "expanded affiliated group" does not have "substantial business activities" in the foreign corporation's country of incorporation relative to its expanded affiliated group's worldwide activities. For this purpose, "expanded affiliated group" generally means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the stock by vote and value, and "substantial business activities" generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located and derived, respectively, in the country of incorporation.

        We do not expect to be treated as a US corporation under Section 7874 of the Code, because we do not believe that the assets contributed to us by Innoviva constituted "substantially all" of the properties of Innoviva (as determined on both a gross and net fair market value basis). However, the Internal Revenue Service may disagree with our conclusion on this point and assert that, in its view, the assets contributed to us by Innoviva did constitute "substantially all" of the properties of Innoviva. In addition, there could be legislative proposals to expand the scope of US corporate tax residence and there could be changes to Section 7874 of the Code or the Treasury Regulations promulgated thereunder that could apply retroactively and could result in Theravance Biopharma being treated as a US corporation.

        If it were determined that we should be treated as a US corporation for US federal income tax purposes, we could be liable for substantial additional US federal income tax on our post-Spin-Off taxable income. In addition, though we have no current plans to pay any dividends, payments of any dividends to non-US holders may be subject to US withholding tax.

Taxing authorities may challenge our structure and transfer pricing arrangements.

        We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the United States, the United Kingdom and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland is expected to implement certain tax law changes to comply with the European Union Anti-Tax Avoidance Directives. These changes will include the first ever Irish controlled foreign company rules which are expected to be effective on January 1, 2019. It is also expected that Ireland will implement certain transfer pricing rule changes, most likely with effect from 2020. Proposed statutory language has not yet been provided for either set of rules, and as a result, we have not yet been able to determine the impact, if any, of such future legislation on our operations.

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

We were a passive foreign investment company, or "PFIC," for 2014, but we were not a PFIC from 2015 through 2017, and we do not expect to be a PFIC for the foreseeable future.

        For US federal income tax purposes, we generally would be classified as a PFIC for any taxable year if either (i) 75% or more of our gross income (including gross income of certain 25% or more owned corporate subsidiaries) is "passive income" (as defined for such purposes) or (ii) the average percentage of our assets (including the assets of certain 25% or more owned corporate subsidiaries) that produce passive income or that are held for the production of passive income is at least 50%. In addition, whether our Company will be a PFIC for any taxable year depends on our assets and income over the course of each such taxable year and, as a result, cannot be predicted with certainty until after the end of the year.

        Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company's wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2017, we do not believe that our Company is a PFIC during these three years. We do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma R&D, Inc. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a "qualified electing fund" ("QEF") or to "mark to market" their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected.

        If we are unable to maintain effective internal controls, our business, financial position and results of operations could be adversely affected. We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position and results of operations. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting annually. If our independent registered public accounting firm is unable to attest to the effectiveness of our internal control over financial reporting, investor confidence in our reported results will be harmed and the price of our securities may fall. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Agreements entered into with or for the benefit of GSK in connection with the Spin-Off may significantly restrict our business and affairs.

        On March 3, 2014, in connection with the Spin-Off, we, Innoviva and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Innoviva and GSK entered into the Master Agreement which, among other things, requires GSK's consent to make any changes to (A) a Separation and Distribution Agreement and ancillary agreements that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (B) the TRC Limited Liability Company Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC Limited Liability Company Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC Limited Liability Company Agreement. We and GSK also entered into (i) the Governance Agreement that expired on December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Innoviva under the GSK Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK's interests may not be aligned with the interests of our business or our other shareholders.

Certain of our directors and officers may have actual or potential conflicts of interest because of their equity ownership in Innoviva, which actual or potential conflicts may harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Innoviva.

        Certain of our directors and executive officers hold shares of Innoviva's common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. This ownership of Innoviva common stock by most of our officers and directors may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Innoviva and for us. For example, potential or actual conflicts could arise relating to: our relationship with Innoviva, including Innoviva's and our respective rights and obligations under agreements entered into in connection with the Spin-Off; Innoviva's management of TRC, particularly given that we and Innoviva have different economic interests in TRC; and corporate opportunities that may be available to both companies in the future.

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

        We agreed to indemnify Innoviva from and after the Spin-Off with respect to (i) all debts, liabilities and obligations transferred to us in connection with the Spin-Off (including our failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off), (ii) any misstatement or omission of a material fact resulting in a misleading statement in our Information Statement distributed to Innoviva stockholders in connection with the Spin-Off and (iii) any breach by us of certain agreements entered into with Innoviva in connection with the Spin-Off (namely, the Separation and Distribution Agreement, a Transition Services Agreement, an Employee Matters Agreement, a Tax Matters Agreement, and a Facility Sublease Agreement). We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Under the terms of the Separation and Distribution Agreement, Innoviva agreed to indemnify us from and after the Spin-Off with respect to (i) all debts, liabilities and obligations retained by Innoviva after the Spin-Off (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Spin-Off) and (ii) any breach by Innoviva of the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement, and the Facility Sublease Agreement. Our and Innoviva's ability to satisfy these indemnities, if called upon to do so, will depend upon our and Innoviva's future financial strength. If we are required to indemnify Innoviva, or if we are not able to collect on indemnification rights from Innoviva, our business prospects and financial condition may be harmed.

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.

        We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2017, we owned 459 issued United States patents and 1,960 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

        In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017 we filed a lawsuit against a former employee we have reason to believe misappropriated and retains certain of our confidential, proprietary and trade secret information. Prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

        The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient's condition, injury or even death. The VIBATIV prescribing information describes several potential adverse effects observed during clinical trials, including increased mortality versus vancomycin in patients with HABP/VABP who had pre-existing moderate to severe renal impairment, decreased clinical response in patients with cSSSI who had pre-existing moderate/severe renal impairment, and other renal adverse events. The prescribing information includes a black box warning regarding increased mortality in patients with pre-existing moderate/severe renal impairment who were treated with VIBATIV for HABP/VABP, new onset or worsening renal impairment, use in women of childbearing potential or during pregnancy and adverse developmental outcomes observed in 3 animal species. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class, asserting injuries based both on potential adverse effects described in the label as well as adverse events not yet observed. We also face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials. In addition, changes in laws outside the US are expanding our potential liability for injuries that occur during clinical trials. Product liability claims could harm our reputation, regardless of the merit or ultimate success of the claim, which may adversely affect our and our partners' ability to commercialize our products and cause the price of our securities to fall. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

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

        We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act ("HIPAA"). Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient's information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

        EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

        These obligations will be further substantiated with the entry into force of the General Data Protection Regulation on May 25, 2018. Switzerland has adopted similar restrictions. Data protection authorities from the different EU Member States may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with the applicable data protection laws. In particular, as we rely on services providers processing personal data of subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws.

        Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-US "Privacy Shield." On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. US companies have been able to certify to the US Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016.

        On September 16, 2016, an Irish privacy advocacy group brought an action for annulment of the EC decision on the adequacy of the Privacy Shield before the European Court of Justice (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy groups (Case T-738/16). Case T-670/16 and Case T-738/16 are still pending before the European Court of Justice. If, however, the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. US-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the EU Data Protection Directive. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results. The EU General Data Protection Regulation entered into force on May 24, 2016 and will apply from May 25, 2018, repealing the current EU Data Protection Directive. The Regulation will introduce new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process. Individuals, including patients and persons within our partners, may have contractual or regulatory rights that limit our ability to use or disclose related information. We may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

  •
  the availability of capital.

        The pricing and reimbursement environment for VIBATIV and any future products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or new presidential administrations, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major legislative initiatives. We expect to experience pricing pressures in connection with the sale of VIBATIV and other products we may bring to market, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments.

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

        Details of the changes to the Medicaid Drug Rebate program and the 340B program are discussed below under the risk factor "—If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects." In particular, the Centers for Medicare and Medicaid Services ("CMS"), the federal agency that administers the Medicare and Medicaid programs, issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

        Moreover, certain legislative changes to and regulatory changes under the Health Reform Act have occurred in the 115th US Congress and under the current administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the Health Reform Act remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

        Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the US in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions.

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

        The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration ("HRSA"), the federal agency that administers the 340B program, recently updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2018. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

        In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs ("VA"), Department of Defense ("DoD"), Public Health Service, and Coast Guard (the "Big Four agencies") and certain federal grantees, we are required to participate in the VA Federal Supply Schedule ("FSS") pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make VIBATIV available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price ("FCP"), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the "non-federal average manufacturer price" ("Non-FAMP"), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of approximately $200,000 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

        Under Section 703 of the National Defense Authorization Act for FY 2008, we are required to pay quarterly rebates to DoD on utilization of innovator products that are dispensed through DoD's Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

  •
  The federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the company's marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties of approximately $11,000 to $22,000 per false claim or statement for violations occurring after November 2, 2015. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.

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

        The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

  •
  any adverse developments or results or perceived adverse developments or results with respect to our pending NDA for revefenacin;

  •
  any adverse developments or results or perceived adverse developments or results with respect to our key clinical programs (in particular, our JAK inhibitor program and our MARIN program) including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

  •
  any adverse developments or results or perceived adverse developments or results with respect to the GSK-Partnered Respiratory Programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious or lower than expected sales of Trelegy Ellipta;

  •
  any further adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV;

  •
  whether we achieve increased sales for VIBATIV;

  •
  any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

  •
  any adverse developments or agreements or perceived adverse developments or agreements with respect to our relationship with Innoviva, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or agreements resulting from or relating to the Spin-Off;

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

  •
  economic and other external factors beyond our control, such as fluctuations in interest rates;

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

        Based on our review of publicly available filings, as of December 31, 2017 GSK beneficially owned approximately 17.7% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 6.9% of our outstanding ordinary shares. Based on our review of publicly available filings, as of December 31, 2017 our three largest shareholders other than GSK collectively owned approximately 53.5% of our outstanding ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

        Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2016 Revision) of the Cayman Islands and by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are different from those under statutes or judicial precedent in existence in jurisdictions in the US. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the US, due to the different nature of Cayman Islands law in this area.

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

        We are incorporated as an exempted company limited by shares with limited liability under the laws of the Cayman Islands. A material portion of our assets are located outside of the United States. As a result, it may be difficult for our shareholders to enforce judgments against us or judgments obtained in US courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        Our principal physical properties in the US consist of approximately 170,000 square feet of office and laboratory space leased in two buildings in South San Francisco, California. The lease was extended in November 2017 and expires in May 2030. Our Irish subsidiary operates from approximately 6,100 square feet of leased office space in Dublin, Ireland, and the lease expires in April 2027. We believe our current space is sufficient for our needs.

ITEM 3.    LEGAL PROCEEDINGS

        We are not currently a party to any material litigation or other material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our ordinary shares have traded on The NASDAQ Global Market under the symbol "TBPH" since June 3, 2014. The following table sets forth the high and low sale prices of our ordinary shares on a per share basis for the periods indicated and as reported on The NASDAQ Global Market:

Calendar Quarter	High	Low
2017
Fourth Quarter	$35.90	$25.20
Third Quarter	42.61	23.15
Second Quarter	43.44	34.85
First Quarter	37.18	27.80
2016
Fourth Quarter	$38.92	$24.54
Third Quarter	37.14	21.97
Second Quarter	24.76	15.00
First Quarter	19.00	12.87

        As of January 31, 2018, there were 91 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

        We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our ordinary shares and do not intend to declare or pay cash dividends on our ordinary shares in the foreseeable future.

Equity Compensation Plans

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Options	1,952,943	$28.64	2,799,623
Restricted shares	2,897,758	n/a	n/a
Employee share purchase plan	n/a	n/a	814,011

Equity compensation plans approved by security holders	4,850,701	28.64	3,613,634
Options	555,626	18.56	79,214

Equity compensation plans not approved by security holders	555,626	18.56	79,214

Total	5,406,327	$26.40	3,692,848

        We have three equity compensation plans—our 2013 Equity Incentive Plan (the "2013 EIP"), our 2013 Employee Share Purchase Plan (the "2013 ESPP"), and our 2014 New Employee Equity Incentive Plan (the "2014 NEEIP"). At inception of the plans, we were authorized to issue 5,428,571 ordinary shares under the 2013 EIP and 857,142 ordinary shares under the 2013 ESPP, and 750,000 ordinary shares under the 2014 NEEIP.

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

        Additional information regarding share-based compensation is included in Note 1, "Organization and Summary of Significant Accounting Policies," and Note 9, "Share-Based Compensation," to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Share Performance Graph

        The graph set forth below compares the cumulative total shareholder return on our ordinary shares for the period commencing on June 3, 2014, the date on which our ordinary shares began trading on The NASDAQ Global Market, through December 31, 2017, with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the NYSE Arca Pharmaceutical Index (previously labeled as the NASDAQ Pharmaceutical Index) and (iii) the NASDAQ Biotechnology Index over the same period. This graph assumes the investment of $100 on June 3, 2014 in each of (1) our ordinary shares, (2) the NASDAQ Composite Index, (3) the NYSE Arca Pharmaceutical Index and (4) the NASDAQ Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our ordinary shares.

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

        The following table sets forth certain summary historical financial information as of and for each of the years in the five-year period ended December 31, 2017, which have been derived from our (i) audited consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015, which are included in this Annual Report, (ii) audited combined financial statements as of December 31, 2015, 2014 and 2013 and for the years ended December 31, 2014, and 2013, which are not included in this Annual Report. The summary historical financial information may not be indicative of the results of operations or financial position that we would have obtained if we had been an independent company during the periods presented or of our future performance as an independent company.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Product sales	$14,788	$17,603	$9,408	$4,418	$—
Revenue from collaborative arrangements	598	31,045	32,718	7,270	226

Total revenue	15,386	48,648	42,126	11,688	226
Costs and expenses:
Cost of goods sold(1)	6,030	2,894	4,657	4,058	—
Research and development	173,887	141,712	129,165	168,522	120,579
Selling, general and administrative	95,592	84,509	90,203	71,647	35,931

Total costs and expenses(2)	275,509	229,115	224,025	244,227	156,510
Loss from operations	(260,123)	(180,467)	(181,899)	(232,539)	(156,284)
Interest expense	(8,547)	(1,404)	—	—	—
Other-than-temporary impairment loss	(8,000)	—	—	—	—
Interest and other income, net	4,959	1,312	631	1,865	—

Loss before income taxes	(271,711)	(180,559)	(181,268)	(230,674)	(156,284)
Provision for income taxes	13,694	10,110	951	6,364	—

Net loss	$(285,405)	$(190,669)	$(182,219)	$(237,038)	$(156,284)

Basic and diluted net loss per share	$(5.45)	$(4.26)	$(5.34)	$(7.46)	$(4.92)
Shares used to compute basic and diluted net loss per share(3)	52,352	44,711	34,150	31,755	31,741

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA
Cash, cash equivalents and marketable securities(4)	$390,153	$592,661	$215,294	$306,010	$—
Working capital	316,197	479,235	188,002	234,114	(22,747)
Total assets	441,400	639,254	300,116	337,771	25,177
Convertible senior notes, net	223,746	222,676	—	—	—
Accumulated deficit	(797,740)	(512,225)	(321,556)	(139,337)	—
Parent company deficit	—	—	—	—	(17,035)
Total shareholders' equity and parent company deficit	115,178	350,231	243,065	289,787	(17,035)

(1)
For the years ended December 31, 2017, 2016, 2015, and 2014 cost of goods sold includes charges of $3.0 million, $0.3 million, $1.9 million, and $2.9 million, respectively, arising from excess inventory.

(2)
The following table discloses the allocation of share-based compensation expense included in total operating expenses:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Research and development	$22,691	$20,202	$25,770	$21,191	$15,444
Selling, general and administrative	26,454	20,967	28,280	22,043	7,032

Total share-based compensation	$49,145	$41,169	$54,050	$43,234	$22,476

(3)
Prior to the Spin-Off in June 2014, we operated as part of Innoviva and not as a separate entity. As a result, the calculation of basic and diluted net loss per share assumes that the 32,260,105 ordinary shares issued to Innoviva stockholders in connection with the Spin-Off, less the number of ordinary shares subject to forfeiture, were outstanding from the beginning of 2013 and 2014.

(4)
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

        In our relentless pursuit of this objective, we strive to apply insight and innovation at each stage of our business, including research, development and commercialization, and utilize both internal capabilities and those of partners around the world. Our research efforts are focused in the areas of inflammation and immunology. Our research goal is to design localized medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing localized medicines for the lungs to treat respiratory disease. The first potential medicine to emerge from our research focus on immunology and localized treatments is an oral, intestinally restricted pan-Janus kinase (JAK) inhibitor, currently in development to treat a range of inflammatory intestinal diseases. Our pipeline of internally discovered product candidates will continue to evolve with the goal of creating transformational medicines to address the significant needs of patients.

        In addition, we have an economic interest in future payments that may be made by Glaxo Group or one of its affiliates (GSK) pursuant to its agreements with Innoviva, Inc. relating to certain programs, including Trelegy Ellipta.

        In 2017, our net loss was $285.4 million, an increase of $94.7 million from $190.7 million in 2016. Our research and development expenses were $173.9 million in 2017, an increase of $32.2 million from $141.7 million in 2016, as we continue to invest in our research efforts and progress our key development programs across all stages of development. Our selling, general and administrative expenses were $95.6 million in 2017, an increase of $11.1 million from $84.5 million in 2016, primarily due to higher incentive compensation. Cash, cash equivalents, and marketable securities, excluding restricted cash, totaled $390.2 million on December 31, 2017.

Critical Accounting Policies and Estimates

        Our management's discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

Product Sales

        We sell VIBATIV in the US market by making the drug product available through a limited number of distributors, who sell VIBATIV to healthcare providers. Title and risk of loss transfer upon receipt by these distributors. We recognize VIBATIV product sales and related cost of product sales at the time title transfers to the distributors.

        Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management's estimates that consider payor mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

        Chargebacks and Government Rebates:    For VIBATIV sales in the US, we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service ("PHS") as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such healthcare providers and our expectation about future utilization rates. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the consolidated balance sheets. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

        Distribution Fees:    We have contracts with our distributors in the US that include terms for distribution-related fees. We determine distribution-related fees based on a percentage of the product sales price, and we record the distribution fees as an allowance against accounts receivable.

        Product Returns:    We offer our distributors a right to return product purchased directly from us, which is principally based upon the product's expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as accrued other liabilities.

        Allowance for Doubtful Accounts:    We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2017 and 2016, there was no allowance for doubtful accounts related to customer payments.

        Our reserve activity for sales allowances, discounts and chargebacks is summarized as follows:

(In thousands)	Balance at Beginning of Period	Charges	Deductions	Balance at End of Period
Year ended December 31, 2017:
Sales allowances, discounts and chargebacks	$779	$5,066	$(4,853)	$992
Year ended December 31, 2016:
Sales allowances, discounts and chargebacks	$758	$6,337	$(6,316)	$779
Year ended December 31, 2015:
Sales allowances, discounts and chargebacks	$160	$3,049	$(2,451)	$758

Inventories

        Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV. Raw materials include VIBATIV active pharmaceutical ingredient ("API") and other raw materials. Work-in-process and finished goods include third-party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development ("R&D") expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or net realizable value. We determine the cost of inventory using the average-cost method for each manufacturing batch.

        We assess our inventory levels each reporting period and write-down inventory that is expected to be at risk for expiration, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. In evaluating the sufficiency of our inventory reserves or liabilities for firm purchase commitments, we also take into consideration our firm purchase commitments for future inventory production. If we were to decide to cancel our manufacturing commitment, such cancellation would trigger the payment of a cancellation fee. If we project to have excess inventories and that it would be more cost-efficient to pay the cancellation fee, we may accrue the cancellation fee as a liability. Our assessment of excess inventories, including future firm purchase commitments, requires management to utilize judgement in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. As of December 31, 2017, we accrued a $2.3 million liability related to excess inventory purchase commitments.

        When we recognize a loss on such inventory or firm purchase commitments, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for those sales. In 2017, 2016, and 2015, we recognized charges of $3.0 million, $0.3 million, and $1.9 million, respectively, arising from excess inventory. The portion of our inventory that is most at risk for product dating issues is the finished goods inventory and the carrying value of our finished goods inventory was $5.0 million as of December 31, 2017. Refer to Note 7, "Inventories," to the consolidated financial statements appearing in this Annual Report on Form 10-K for further information regarding the components of our inventories.

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

        Our unrecognized tax benefits would reduce our effective income tax rate if recognized. As of December 31, 2017 and 2016, we had total US federal, state and foreign unrecognized tax benefits of $41.8 million and $23.3 million, respectively, and we do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing at December 31, 2017 to significantly decrease in the next twelve months.

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

        The recognition and measurement of tax benefits requires significant judgment. We have taken certain positions where we believe that our position is greater than 50% likely to be realized upon ultimate settlement and for which no reserve for uncertain tax positions has been recorded. If we do not ultimately realize the expected benefit of these positions, we will record additional income tax expenses in future periods. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

        To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. Such changes in estimates recorded after a reporting period have been less than 1% of our annual research and development expenses and have not been material. However, due to the nature of estimates, there is no assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

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

        If we conclude that a non-marketable equity security is impaired, we determine whether such impairment is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write-down the asset to its estimated fair value and record the corresponding charge as "Other-than-temporary impairment loss".

        During 2017, we identified indicators of impairment were present for our investment in the non-marketable equity security of Trek Therapeutics, PBC ("TREKtx"). We concluded that the impairment of this investment was other-than-temporary due to TREKtx's challenges in securing additional funding and, as a result, we recorded an impairment charge. Due to the uncertainty in the recovery of the investment, we recorded an impairment charge for the full carrying value of the investment. The $8.0 million other-than-temporary impairment charge is reported as "Other-than-temporary impairment loss" on the Consolidated Statements of Operations for the year ended December 31, 2017. As the inputs utilized for the assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, we used all available financial information related to the investee, including liquidity, rate of cash use, and ability to secure additional funding.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

        Product sales and revenues from collaborative arrangements, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Product sales	$14,788	$17,603	$9,408	$(2,815)	(16)%	$8,195	87%
Revenue from collaborative arrangements	598	31,045	32,718	(30,447)	(98)	(1,673)	(5)

Total revenue	$15,386	$48,648	$42,126	$(33,262)	(68)%	$6,522	15%

        Revenue from product sales decreased by $2.8 million in 2017 compared to 2016 primarily due to reduced sales volume attributed to the impact of generic daptomycin in the US outpatient market. The $8.2 million increase in revenue from product sales in 2016 as compared to 2015 was primarily due to the growth in the number of customer accounts and sales volumes driven in part by the expansion of our sales infrastructure in 2015. US product sales accounted for 97% of total product sales in 2017 compared to 99% and 93% in 2016 and 2015, respectively.

        Revenue from collaboration arrangements decreased by $30.4 million in 2017 as compared to 2016 because there were no milestones achieved or collaboration arrangements entered into during the year. In 2016, we recognized a $15.0 million upfront payment from a license arrangement with Takeda for TD-8954 and a $15.0 million milestone payment received from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study for revefenacin.

        Revenue from collaborative arrangements was relatively unchanged at $31.0 million in 2016 compared to $32.7 million in 2015. In 2015, we recognized a $19.2 million upfront payment from Mylan for the delivery of a license and technological know-how for revefenacin and an $8.0 million non-cash upfront consideration from TREKtx for the TD-6450 licensing agreement.

Cost of Goods Sold

        Cost of goods sold, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Cost of goods sold	$6,030	$2,894	$4,657	$3,136	108%	$(1,763)	(38)%

        Cost of goods sold in 2017 increased by $3.1 million compared to 2016 primarily due to a $3.0 million charge arising from excess inventory.

        Cost of goods sold in 2016 decreased by $1.8 million compared to 2015 primarily due to a $1.6 million net decrease in excess inventory charges between 2016 and 2015. Excluding the inventory charges, the cost of goods sold decreased $0.2 million in 2016 due to the sales of VIBATIV vials that were previously written-off.

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

        The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

				Change
	Year Ended December 31,			2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Employee-related	$57,723	$37,328	$38,621	$20,395	55%	$(1,293)	(3)%
Share-based compensation	22,691	20,202	25,770	2,489	12	(5,568)	(22)
External-related	62,656	57,576	38,151	5,080	9	19,425	51
Facilities, depreciation and other allocated expenses	30,817	26,606	26,623	4,211	16	(17)	—

Total research & development	$173,887	$141,712	$129,165	$32,175	23%	$12,547	10%

        R&D expenses increased by $32.2 million in 2017 compared to 2016. The increase was primarily related to a $25.5 million increase in employee-related and external-related costs due to continued investment in our research efforts and progression of our development programs, including the conduct of our Phase 3b PIFR study of revefenacin, our Phase 1b study of TD-1473 (our intestinally restricted pan-JAK inhibitor), and our TD-9855 study for neurogenic orthostatic hypotension ("nOH"). Included in the increase of employee-related costs was an accrual of our long-term retention and incentive cash bonus awards granted to certain employees in 2016 due to the probable achievement of certain performance conditions. The payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020.

        R&D expenses increased by $12.5 million in 2016 compared to 2015. The increase was primarily due to a $19.4 million increase in external-related costs to support our key R&D programs. The increase was partially offset by a $5.6 million decrease in share-based compensation due to lower costs associated with the long-term retention and incentive awards granted to certain employees in 2011, and a $1.3 million reduction in employee-related costs primarily due to higher expense reimbursements from the Mylan collaborative arrangement.

        Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $23.5 million, $90.7 million, and $55.2 million for 2017, 2016 and 2015, respectively. The decreases in expense reimbursements in 2017 compared to 2016 and 2015 were primarily attributed to the completion of the Phase 3 pivotal program and submission of the NDA for revefenacin, a program we are co-developing with Mylan.

Selling, General & Administrative

        Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2016		2015
(In thousands)	2017	2016	2015	$	%	$	%
Selling, general and administrative	$95,592	$84,509	$90,203	$11,083	13%	$(5,694)	(6)%

        Selling, general and administrative expenses increased by $11.1 million in 2017 compared to 2016 primarily due to higher incentive compensation. The higher incentive compensation costs was associated with the accrual of our long-term retention and incentive cash bonus awards granted to certain employees in 2016 due to the probable achievement of certain performance conditions. The payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020.

        Selling, general and administrative expenses decreased by $5.7 million in 2016 compared to 2015. The decrease was primarily due to lower incentive compensation costs associated with the long-term retention and incentive awards granted to certain employees in 2011, partially offset by increased costs related to our efforts to commercialize VIBATIV.

        Share-based compensation expenses related to selling, general and administrative expenses were $26.5 million, $21.0 million and $28.3 million in 2017, 2016 and 2015, respectively.

Interest Expense

        Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,
				2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Interest expense	$8,547	$1,404	$—	$7,143	509%	$1,404	NM

NM: Not Meaningful

        Interest expense increased to $8.5 million in 2017 compared to $1.4 million in 2016. The $7.1 million increase was due to a full year of interest expense associated with the November 2016 issuance of $230.0 million principal amount of 3.250% convertible senior notes due 2023. We had no interest-bearing debt in 2015.

Other-than-temporary Impairment Loss

        Other-than-temporary impairment loss, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,
				2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Other-than-temporary impairment loss	$8,000	$—	$—	$8,000	NM	$—	NM

        In 2017, we recognized an impairment loss of $8.0 million on our investment in TREKtx, a non-marketable equity security, which we determined to be other-than-temporary. We had no such loss recorded in the comparable periods in 2016 and 2015.

Interest and Other Income

        Interest and other income, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,
				2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Interest and other income	$4,959	$1,312	$631	$3,647	278%	$681	108%

        Interest and other income was $5.0 million in 2017 compared to $1.3 million in 2016 and $0.6 million in 2015. The increases were primarily due to the additional income earned from higher investment balances following our public equity and debt offerings in November 2016.

Provision for Income Taxes

        The provision for income taxes, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,
				2017		2016
(In thousands)	2017	2016	2015	$	%	$	%
Provision for income taxes	$13,694	$10,110	$951	$3,584	35%	$9,159	963%

        In general, the tax provision for 2017, 2016 and 2015 resulted from recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits. Although we incurred operating losses on a consolidated basis, we operate in multiple jurisdictions and certain jurisdictions generated taxable income.

        As of December 31, 2017, we had $22.8 million of US federal net operating loss carryforwards, as well as $7.5 million of federal research and development tax credit carryforwards which begin to expire in 2035. As of December 31, 2017, we had state operating loss carryforwards of $31.0 million which generally begin to expire in 2034 and state research and development credit carryforwards of $10.1 million to be carried forward indefinitely. We had unrecognized tax benefits of $41.8 million as of December 31, 2017. Our unrecognized tax benefits would reduce our effective income tax rate if recognized.

Liquidity and Capital Resources

        We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. As of December 31, 2017, we had approximately $390.2 million in cash, cash equivalents, and investments in marketable securities. Also, as of December 31, 2017, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

        We expect to continue to incur net losses over at least the next several years due to significant expenditures relating to our continuing drug discovery efforts, preclinical and clinical development of our current product candidates, ongoing VIBATIV commercialization costs, revefenacin pre-commercialization costs in 2018 and, if approved, revefenacin commercialization costs thereafter. In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In addition, we expect to invest strategically in our research efforts to continue to grow our development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to receive revenues from product sales and potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In addition, we recently began recognizing investment income arising from our economic interest in royalties payable by GSK to TRC. Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of VIBATIV, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

        We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months from the issuance date of these consolidated financial statements based on current operating plans and financial forecasts.

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

Cash Flows

        Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2017	2016	2015	2017	2016
Net cash used in operating activities	$(201,052)	$(98,989)	$(168,857)	$(102,063)	$69,868
Net cash (used in) provided by investing activities	(56,333)	(148,235)	111,039	91,902	(259,274)
Net cash provided by financing activities	1,656	479,226	81,310	(477,570)	397,916

Net cash flows used in operating activities

        Net cash used in operating activities was $201.1 million in 2017, consisting primarily of net loss of $285.4 million, adjusted for non-cash items such as $49.1 million for share-based compensation expense, $8.0 million for other-than-temporary impairment loss on our non-marketable equity securities and $22.4 million of net cash inflow related to changes in operating assets and liabilities. The $22.4 million net cash inflow related to changes in operating assets and liabilities was primarily attributable to a $36.6 million increase in our accounts payable, accrued personnel-related and clinical/development expenses, and other long-term liabilities. This was partially offset by a $15.2 million increase in our inventory and long-term tax receivable related to the prepayment of corporate taxes and tax withholdings.

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

Net cash flows (used in) provided by investing activities

        Net cash used in investing activities was $56.3 million in 2017, consisting primarily of purchases of marketable securities of $288.8 million partially offset by maturities of marketable securities of $234.9 million.

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

Net cash flows provided by financing activities

        Net cash provided by financing activities was $1.7 million in 2017, consisting of net proceeds arising from option exercises, ESPP purchases, and offset by the repurchase of shares to satisfy tax withholdings associated with vested options.

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

Commitments and Contingencies

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2017.

        In 2016, we granted long-term retention and incentive restricted share awards ("RSAs") and restricted share units ("RSUs") to members of senior management and long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. The maximum potential expense associated with all three tranches of this program is $35.5 million related to share-based compensation expense and $52.9 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. The maximum potential total expense associated with the first and second tranche of the program is $19.8 million in share-based compensation expense and $31.8 million in cash bonus expense. We have determined that achievement of the requisite performance conditions for the first and second tranches are probable due to achievement of certain performance conditions and multiple advancements of programs within our development pipeline and, as a result, we have recognized $8.9 million in share-based compensation expense and $18.2 million in cash bonus expense for the year ended December 31, 2017. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized.

Off-Balance Sheet Arrangements

        Our equity interest in TRC constitutes an off-balance sheet arrangement. Under the agreement governing TRC, the manager of TRC may request quarterly capital contributions from us to fund the operating costs of TRC; however, we are not obligated to make such contributions. Our equity interest in TRC entitles us to an 85% economic interest in any future payments, which includes royalties and milestone payments, made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva, Inc. ("Innoviva") (the "GSK Agreements"). We have determined TRC to be a variable interest entity that is not consolidated in our financial statements. The potential importance of TRC to our future financial condition and results of operations is dependent upon the progression of drug candidates covered by the GSK Agreements through development to commercialization and the rate of commercialization for approved drugs covered by the GSK Agreements. We rely on publicly available information about those drug candidates as we do not have access to confidential information regarding their progression or status.

Contractual Obligations and Commercial Commitments

        In the table below, we set forth our enforceable and legally binding, significant obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2017. Some of the figures that we include in this table are based on management's estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table.

	Years
(In thousands)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
3.250% Convertible senior notes due 2023	$273,625	$7,475	$14,950	$14,950	$236,250
Facility operating leases(1)	119,644	6,785	13,175	19,310	80,374
Purchase obligations(2)	71,079	67,414	3,665	—	—

Total	$464,348	$81,674	$31,790	$34,260	$316,624

(1)
As security for performance of certain obligations under the operating leases for our principal physical properties, we issued a letter of credit in the amount of $0.8 million, collateralized by an equal amount of restricted cash.

(2)
Substantially all of this amount was subject to open purchase orders, as of December 31, 2017, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

Recent Accounting Pronouncements

        The information required by this item is included in Item 8, Note 1, "Organization and Summary of Significant Accounting Policies," in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks in the ordinary course of our business. These risks primarily include risk related to interest rate sensitivities.

Interest Rate Sensitivity

        We have invested primarily in money market funds, federal agency notes, corporate debt securities, commercial papers and US treasury notes. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The securities in our investment portfolio are not leveraged and are classified as available-for-sale due to their short-term nature. We currently do not engage in hedging activities.

        We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. As of December 31, 2017 and 2016, we have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of $1.8 million and $2.0 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

        We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2013.

San Jose, California
February 28, 2018

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$88,980	$344,709
Short-term marketable securities	259,586	156,387
Accounts receivable, net of allowances of $992 and $779 at December 31, 2017 and 2016, respectively	2,253	646
Receivables from collaborative arrangements	7,109	9,076
Prepaid taxes	291	3,060
Other prepaid and current assets	3,700	2,405
Inventories	16,830	12,220

Total current assets	378,749	528,503
Property and equipment, net	10,157	8,460
Long-term marketable securities	41,587	91,565
Other investments	—	8,000
Tax receivable	8,191	—
Restricted cash	833	833
Other assets	1,883	1,893

Total assets	$441,400	$639,254

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,924	$1,733
Accrued personnel-related expenses	24,136	14,021
Accrued clinical and development expenses	20,657	25,064
Other accrued liabilities	11,710	8,298
Deferred revenue	125	152

Total current liabilities	62,552	49,268
Convertible senior notes, net	223,746	222,676
Deferred rent	3,668	3,966
Other long-term liabilities	36,256	13,113
Commitments and contingencies (Note 2, 9, and 11)
Shareholders' equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding at December 31, 2017 and 2016, respectively	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized at December 31, 2017 and 2016, respectively; 54,381 and 52,833 shares issued and outstanding at December 31, 2017 and 2016, respectively	1	1
Additional paid-in capital	913,650	862,708
Accumulated other comprehensive loss	(733)	(253)
Accumulated deficit	(797,740)	(512,225)

Total shareholders' equity	115,178	350,231

Total liabilities and shareholders' equity	$441,400	$639,254

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Product sales	$14,788	$17,603	$9,408
Revenue from collaborative arrangements	598	31,045	32,718

Total revenue	15,386	48,648	42,126
Costs and expenses:
Cost of goods sold	6,030	2,894	4,657
Research and development(1)	173,887	141,712	129,165
Selling, general and administrative(1)	95,592	84,509	90,203

Total costs and expenses	275,509	229,115	224,025

Loss from operations	(260,123)	(180,467)	(181,899)
Interest expense	(8,547)	(1,404)	—
Other-than-temporary impairment loss	(8,000)	—	—
Interest and other income, net	4,959	1,312	631

Loss before income taxes	(271,711)	(180,559)	(181,268)
Provision for income taxes	13,694	10,110	951

Net loss	$(285,405)	$(190,669)	$(182,219)

Net loss per share:
Basic and diluted net loss per share	$(5.45)	$(4.26)	$(5.34)

Shares used to compute basic and diluted net loss per share	52,352	44,711	34,150

(1)
Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Research and development	$22,691	$20,202	$25,770
Selling, general and administrative	26,454	20,967	28,280

Total share-based compensation expense	$49,145	$41,169	$54,050

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(285,405)	$(190,669)	$(182,219)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(480)	(183)	12

Comprehensive loss	$(285,885)	$(190,852)	$(182,207)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Ordinary Shares			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balances at December 31, 2014	32,221,083	$—	$429,206	$(82)	$(139,337)	$289,787
Net proceeds from sale of ordinary shares	5,490,013	—	79,017	—	—	79,017
Proceeds from ESPP purchases	250,209	—	3,124	—	—	3,124
Employee share-based compensation expense	—	—	54,175	—	—	54,175
Issuance of restricted shares	71,365	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(51,534)	—	(756)	—	—	(756)
Excess tax benefit of share-based compensation	—	—	(75)	—	—	(75)
Net unrealized gain on marketable securities	—	—	—	12	—	12
Net loss	—	—	—	—	(182,219)	(182,219)

Balances at December 31, 2015	37,981,136	—	564,691	(70)	(321,556)	243,065
Net proceeds from sale of ordinary shares	11,978,261	1	253,027	—	—	253,028
Proceeds from ESPP purchases	244,587	—	3,172	—	—	3,172
Employee share-based compensation expense	—	—	41,290	—	—	41,290
Issuance of restricted shares	2,465,713	—	—	—	—	—
Option exercises	197,328	—	4,378	—	—	4,378
Repurchase of shares to satisfy tax withholding	(34,182)	—	(3,871)	—	—	(3,871)
Excess tax benefit of share-based compensation	—	—	21	—	—	21
Net unrealized gain on marketable securities	—	—	—	(183)	—	(183)
Net loss	—	—	—	—	(190,669)	(190,669)

Balances at December 31, 2016	52,832,843	1	862,708	(253)	(512,225)	350,231
Net proceeds from sale of ordinary shares	—	—	1	—	—	1
Proceeds from ESPP purchases	250,356	—	3,980	—	—	3,980
Employee share-based compensation expense	—	—	49,175	—	—	49,175
Issuance of restricted shares	1,024,442	—	—	—	—	—
Option exercises	275,776	—	6,236	—	—	6,236
Cumulative effect upon the adoption of ASU 2016-09	—	—	110	—	(110)	—
Repurchase of shares to satisfy tax withholding	(2,566)	—	(8,560)	—	—	(8,560)
Net unrealized loss on marketable securities	—	—	—	(480)	—	(480)
Net loss	—	—	—	—	(285,405)	(285,405)

Balances at December 31, 2017	54,380,851	$1	$913,650	$(733)	$(797,740)	$115,178

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(285,405)	$(190,669)	$(182,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,027	3,119	2,989
Share-based compensation	49,145	41,169	54,050
Other-than-temporary impairment loss	8,000	—	—
Inventory write-down	740	303	2,096
Excess tax benefits from share-based compensation	—	(21)	75
Non-cash revenue from collaboration arrangements	—	—	(8,000)
Other	10	182	(65)
Changes in operating assets and liabilities:
Accounts receivable	(1,607)	1,276	(1,633)
Receivables from collaborative arrangements	1,967	26,156	(33,392)
Prepaid taxes	2,788	9,522	(12,764)
Other prepaid and current assets	(1,489)	2,710	963
Inventories	(7,301)	(3,182)	1,030
Tax receivable	(7,890)	—	—
Other assets	(354)	184	(572)
Accounts payable	3,796	(16,436)	8,717
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	8,353	17,192	(1,039)
Deferred rent	(298)	(632)	(552)
Deferred revenue	17	448	295
Other long-term liabilities	24,449	9,690	1,164

Net cash used in operating activities	(201,052)	(98,989)	(168,857)

Investing activities
Purchases of property and equipment	(2,406)	(2,135)	(2,647)
Purchases of marketable securities	(288,791)	(237,567)	(73,011)
Maturities of marketable securities	234,864	91,467	186,697

Net cash (used in) provided by investing activities	(56,333)	(148,235)	111,039

Financing activities
Proceeds from sale of ordinary shares, net	—	253,028	79,017
Proceeds from issuance of 3.250% convertible senior notes, net	—	222,498	—
Proceeds from ESPP purchases	3,980	3,172	3,124
Proceeds from option exercises	6,236	4,378	—
Excess tax benefits from share-based compensation	—	21	(75)
Repurchase of shares to satisfy tax withholding	(8,560)	(3,871)	(756)

Net cash provided by financing activities	1,656	479,226	81,310

Net (decrease) increase in cash and cash equivalents	(255,729)	232,002	23,492
Cash and cash equivalents at beginning of period	344,709	112,707	89,215

Cash and cash equivalents at end of period	$88,980	$344,709	$112,707

Supplemental disclosure of cash flow information
Cash paid for interest	$7,454	$—
Cash paid (received) for income taxes, net	$4,929	$(9,488)	13,389

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

        Theravance Biopharma, Inc. ("Theravance Biopharma") is a diversified biopharmaceutical company with the core purpose of creating medicines that help improve the lives of patients suffering from serious illness.

        In our relentless pursuit of this objective, we strive to apply insight and innovation at each stage of our business, including research, development and commercialization, and utilize both internal capabilities and those of partners around the world. Our research efforts are focused in the areas of inflammation and immunology. Our research goal is to design localized medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing localized medicines for the lungs to treat respiratory disease. The first potential medicine to emerge from our research focus on immunology and localized treatments is an oral, intestinally restricted pan-Janus kinase (JAK) inhibitor, currently in development to treat a range of inflammatory intestinal diseases. Our pipeline of internally discovered product candidates will continue to evolve with the goal of creating transformational medicines to address the significant needs of patients.

        In addition, we have an economic interest in future payments that may be made by Glaxo Group or one of its affiliates (GSK) pursuant to its agreements with Innoviva, Inc. relating to certain programs, including Trelegy Ellipta.

Basis of Presentation

        Our consolidated financial statements have been prepared in conformity with US Generally Accepted Accounting Principles ("GAAP").

        On January 1, 2017, we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718) ("ASU 2016-09"). Under ASU 2016-09, excess tax benefits from share-based compensation are now included on the Consolidated Statements of Cash Flows as an operating activity rather than a financing activity. This change has been applied prospectively as allowed under ASU 2016-09 and prior periods have not been adjusted on the Consolidated Statements of Cash Flows. Under ASU 2016-09, we also elected to account for share-based award forfeitures as they occur, rather than estimate expected forfeitures. This accounting change for forfeitures was applied on a modified retrospective basis, and the cumulative effect adjustment recorded to retained earnings, as of January 1, 2017, was $0.1 million.

Principles of Consolidation

        The consolidated financial statements include the accounts of Theravance Biopharma and its wholly-owned subsidiaries, all of which are denominated in US dollars. All intercompany balances and transactions have been eliminated in consolidation.

Use of Management's Estimates

        The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, management evaluates its significant accounting policies or estimates. We base our estimates on historical experience and other relevant assumptions that we believe to be reasonable under the circumstances. These estimates also form the basis for making judgments about

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

the carrying values of assets and liabilities when these values are not readily apparent from other sources.

Segment Reporting

        We operate in a single segment, which is the discovery (research), development and commercialization of human therapeutics. Our business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. We are comprehensively managed as one business segment by our Chief Executive Officer and the management team. Product sales are attributed to regions based on ship-to location and revenue from collaborative arrangements, including royalty revenue, are attributed to regions based on the location of the collaboration partner.

        All capitalized property and equipment is located in the US and Ireland.

Cash and Cash Equivalents

        We consider all highly liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Restricted Cash

        Under certain lease agreements and letters of credit, we have pledged cash and cash equivalents as collateral. As of December 31, 2017 and 2016, restricted cash related to such agreements was $0.8 million.

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

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

        If we conclude that a non-marketable equity security is impaired, we determine whether such impairment is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline in value is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable and that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. If any impairment is considered other-than-temporary, we will write-down the asset to its estimated fair value and record the corresponding charge as "Other-than-temporary impairment loss".

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

        Financial instruments include cash equivalents, marketable securities, non-marketable securities, accounts receivable, accounts payable, accrued liabilities, and convertible debt. Our cash equivalents and marketable securities are carried at estimated fair value and remeasured on a recurring basis. The carrying value of accounts receivable, receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

specifically identified doubtful accounts. For the periods presented, we did not have any write-offs of accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral.

Concentration of Credit Risks

        We invest in a variety of financial instruments and, by our policy, limit the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the US federal government.

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

Inventories

        Inventories consist of raw materials, work-in-process and finished goods related to the production of VIBATIV. Raw materials include VIBATIV active pharmaceutical ingredient ("API") and other raw materials. Work-in-process and finished goods include third-party manufacturing costs and labor and indirect costs we incur in the production process. Included in inventories are raw materials and work-in-process that may be used as clinical products, which are charged to research and development ("R&D") expense when consumed. In addition, under certain commercialization agreements, we may sell VIBATIV packaged in unlabeled vials that are recorded in work-in-process. Inventories are stated at the lower of cost or net realizable value. We determine the cost of inventory using the average-cost method for each manufacturing batch.

        We assess our inventory levels each reporting period and write-down inventory that is expected to be at risk for expiration, that has a cost basis in excess of its expected net realizable value and inventory quantities in excess of expected requirements. In evaluating the sufficiency of our inventory reserves or liabilities for firm purchase commitments, we also take into consideration our firm purchase commitments for future inventory production. If we were to decide to cancel our manufacturing commitment, such cancellation would trigger the payment of a cancellation fee. If we project to have excess inventories and that it would be more cost-efficient to pay the cancellation fee, we may accrue the cancellation fee as a liability. Our assessment of excess inventories, including future firm purchase commitments, requires management to utilize judgement in formulating estimates and assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates and assumptions. As of December 31, 2017, we accrued a $2.3 million liability related to excess inventory purchase commitments.

        When we recognize a loss on such inventory or firm purchase commitments, it establishes a new, lower cost basis for that inventory, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis. If inventory with a lower cost basis is subsequently sold, it will result in higher gross margin for those sales. In 2017, 2016, and 2015, we recognized charges of $3.0 million, $0.3 million, and $1.9 million, respectively, arising from excess inventory. The portion of our inventory that is most at risk for product dating issues is the finished goods inventory and the carrying value of our finished goods inventory was $5.0 million as of

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

December 31, 2017. Refer to Note 7, "Inventories," to the consolidated financial statements appearing in this Annual Report on Form 10-K for further information regarding the components of our inventories.

Property and Equipment

        Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and depreciated using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Capitalized Software

        We capitalize certain costs related to direct material and service costs for software obtained for internal use. For the year ended December 31, 2017, we capitalized costs for the implementation of our new procurement software system of $0.5 million, and for the year ended December 31, 2016, we capitalized costs related to the implementation of our enterprise resource planning software system of $0.8 million. Upon being placed in service, these costs and other future capitalizable costs related to the internal use software system integration will be depreciated over five years.

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

Deferred Rent

        Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings we occupy. Rent expense is being recognized ratably over the life of the leases. Because our facility operating leases provide for rent increases over the terms of the leases, average annual rent expense during the initial years of the leases exceeded our actual cash rent payments. Also included in deferred rent are lease incentives which are being recognized ratably over the life of the leases.

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Product Sales

        We sell VIBATIV in the US market by making the drug product available through a limited number of distributors, who sell VIBATIV to healthcare providers. Title and risk of loss transfer upon receipt by these distributors. We recognize VIBATIV product sales and related cost of product sales at the time title transfers to the distributors.

        Product sales are recorded net of estimated government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management's estimates that consider payor mix in target markets, industry benchmarks and experience to date. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

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

        Chargebacks and Government Rebates:    For VIBATIV sales in the US, we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service ("PHS") as well as government-managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such healthcare providers and our expectation about future utilization rates. Our accrual for Medicaid is based upon statutorily-defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the consolidated balance sheets. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

        Distribution Fees:    We have contracts with our distributors in the US that include terms for distribution-related fees. We determine distribution-related fees based on a percentage of the product sales price, and we record the distribution fees as an allowance against accounts receivable.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Product Returns:    We offer our distributors a right to return product purchased directly from us, which is principally based upon the product's expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that had been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as accrued other liabilities.

        Allowance for Doubtful Accounts:    We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of December 31, 2017 and 2016, there was no allowance for doubtful accounts related to customer payments.

        Our reserve activity for sales allowances, discounts and chargebacks is summarized as follows:

(In thousands)	Balance at Beginning of Period	Charges	Deductions	Balance at End of Period
Year ended December 31, 2017:
Sales allowances, discounts and chargebacks	$779	$5,066	$(4,853)	$992
Year ended December 31, 2016:
Sales allowances, discounts and chargebacks	$758	$6,337	$(6,316)	$779
Year ended December 31, 2015:
Sales allowances, discounts and chargebacks	$160	$3,049	$(2,451)	$758

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

estimated selling price for that deliverable. Revenue allocated to each element is then recognized based on when the basic four revenue recognition criteria are met for each element.

        Where a portion of non-refundable upfront fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue ratably over the term of our estimated performance period under the agreement. We determine the estimated performance periods, and they are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made.

        Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses. These reimbursements have been reflected as a reduction of R&D expense in our consolidated statements of operations, as we do not consider performing research and development services to be a customer relationship in the context of those collaborative arrangements. Therefore, the reimbursement of research and development services are recorded as a reduction of R&D expense.

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

1. Organization and Summary of Significant Accounting Policies (Continued)

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

        To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. Such changes in estimates recorded after a reporting period have been less than 1% of our annual research and development expenses and have not been material. However, due to the nature of estimates, there is no assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities.

Advertising Expenses

        We expense the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $3.2 million, $2.5 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

        Share-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for actual forfeitures as they occur, as allowed under ASU 2016-09. Prior to the adoption of ASU 2016-09 on January 1, 2017, forfeitures were estimated at the time of grant and revised, if necessary, in subsequent periods if the actual forfeitures differed from those estimates.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Compensation expense for purchases under the ESPP is recognized based on the fair value of the award on the date of offering.

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

        For the years ended December 31, 2017, 2016 and 2015, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

        The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Share issuances under equity incentive plans and ESPP	3,369	3,709	4,537
Restricted shares	6	33	202
Share issuances upon the conversion of convertible senior notes	6,676	6,676	—

	10,051	10,418	4,739

        In addition, there were 1,305,000 and 1,440,000 shares that are subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above for the years ended December 31, 2017 and 2016, respectively.

Amortization of Debt Issuance Costs from Convertible Senior Notes due 2023

        On November 2, 2016, we issued $230.0 million aggregate principal amount of 3.250% convertible senior notes due 2023 for net proceeds of approximately $222.5 million, after deducting underwriting discounts and commissions and other estimated transaction expenses. We incurred approximately $7.5 million in transaction costs, which are being amortized to interest expense over the estimated life of the notes based on the effective interest method.

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

        Our unrecognized tax benefits would reduce our effective income tax rate if recognized. As of December 31, 2017 and 2016, we had total US federal, state and foreign unrecognized tax benefits of $41.8 million and $23.3 million, respectively, and we do not anticipate the total amount of unrecognized income tax benefits relating to uncertain tax positions existing at December 31, 2017 to significantly decrease in the next twelve months.

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

        The recognition and measurement of tax benefits requires significant judgment. We have taken certain positions where we believe that our position is greater than 50% likely to be realized upon ultimate settlement and for which no reserve for uncertain tax positions has been recorded. If we do not ultimately realize the expected benefit of these positions, we will record additional income tax expenses in future periods. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Comprehensive Loss

        Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on our available-for-sale investments.

Related Parties

        GSK owned 17.7% of our ordinary shares outstanding as of December 31, 2017. On March 17, 2016, GSK purchased from us 1,301,015 of our ordinary shares for an aggregate purchase price of approximately $23.0 million pursuant to a Share Purchase Agreement between GSK and us dated March 14, 2016. The Share Purchase Agreement was entered into pursuant to Section 2.1(d)(ii) of the Governance Agreement between GSK and us dated March 3, 2014 (the "Governance Agreement"), which until December 31, 2017 afforded GSK, on a quarterly basis, the opportunity to purchase from us ordinary shares sufficient to maintain GSK's Percentage Interest (as defined in the Governance Agreement) at the same level as prior to any exercise of share options and vesting of restricted shares that occurred during the prior quarter, and pursuant to our approval to GSK to make additional purchases, which approval was required by Section 2.1(a) of the Governance Agreement. The Governance Agreement expired on December 31, 2017.

        Robert V. Gunderson, Jr. is a member of our board of directors. We have engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as our primary legal counsel. Fees incurred were $0.3 million for the year ended December 31, 2017, and $1.1 million in each of the years ended December 31, 2016 and 2015.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

Recently Issued Accounting Pronouncements Not Yet Adopted

        Effective January 1, 2018, we will adopt Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09" or "Topic 606"). ASU 2014-09's core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies may need to use more judgment and make more estimates than under the currently effective guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. Since ASU 2014-09 was issued, several additional ASUs have been issued and incorporated within Topic 606 to clarify various elements of the guidance.

        Our revenues are derived from collaborative arrangements and product sales. The consideration we are eligible to receive under collaborative arrangements includes upfront payments, research and development funding, milestone payments, and royalties. As part of our adoption efforts, we have completed the assessment of our collaboration agreements under Topic 606. We will adopt Topic 606 in the first quarter of 2018 using the modified retrospective method which consists of applying and recognizing the cumulative effect of Topic 606 at the date of initial application and providing certain additional disclosures as defined per Topic 606. We currently anticipate that we will record a cumulative adjustment to decrease accumulated deficit by approximately $1.1 million, as of January 1, 2018, to reflect the impact of the adoption of Topic 606. This cumulative adjustment is the result of the recognition of previously deferred revenue related to a deliverable and a transaction price component revision under two of our collaboration arrangements.

        In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. Based on our initial assessment of ASU 2016-02, we believe that the largest impact to our balance sheet will be from recognizing a right-of-use asset and corresponding lease liability related to our property leases in South San Francisco and Dublin, Ireland. The current operating lease payments for these two properties are disclosed in Note 11 of these consolidated financial statements. We expect to adopt ASU 2016-02 in the first quarter of 2019, and we are continuing to evaluate the full impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

        In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) ("ASU 2016-16"). ASU 2016-16 requires immediate recognition of income tax consequences of intra-company asset transfers, other than inventory transfers. Existing GAAP prohibits recognition of income tax consequences of intra-company asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. ASU 2016-16 specifically excludes from its scope intra-company inventory transfers whereby the recognition of tax consequences will take place when the inventory is sold to third parties. An example of an inter-company asset transfers included in ASU 2016-16's scope

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Summary of Significant Accounting Policies (Continued)

is intellectual property. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. We expect to adopt ASU 2016-16 in the first quarter of 2018 using the modified retrospective method. Upon adoption, we do not anticipate a material impact on our balance sheet or statement of operations as our deferred tax assets are fully offset by a valuation allowance.

        We have evaluated other recently issued accounting pronouncements and do not believe that any of these pronouncements will have a material impact on our consolidated financial statements and related disclosures.

2. Collaborative Arrangements

Revenues from Collaborative Arrangements

        We recognized revenue from our collaborative arrangements as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Mylan	$102	$15,102	$19,175
R-Pharm	491	109	2,049
Takeda Pharmaceuticals	—	15,075	—
Trek Therapeutics	—	—	8,216
Various VIBATIV collaborative partners	5	259	3,278
Other	—	500	—

Total revenue from collaborative arrangements	$598	$31,045	$32,718

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

        The Mylan Agreement is considered to be under the scope of FASB Topic 808, Collaborative Arrangements. We concluded that the R&D cost reimbursement activities were not representative of a customer relationship and this unit of account is accounted for as a reduction of our R&D expenses, rather than as revenue. Under the Mylan Agreement, the significant deliverables were determined to be the license and committee participation. We determined that the license represents a separate unit

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Collaborative Arrangements (Continued)

of accounting as the license, which includes rights to our underlying technologies for revefenacin, has standalone value because the rights conveyed permit Mylan to perform all efforts necessary to use our technologies to bring the compounds through development and, upon regulatory approval, commercialization. We based the best estimate of selling price for the license using a discounted cash flow approach. To the extent that the committee participation is an undelivered service, we have recorded deferred revenue related to this undelivered service.

        Collaborative arrangement consideration, other than R&D reimbursement, is allocated to the units of accounting based on the relative selling price method. Amounts allocated to the license are recognized as collaborative revenue immediately as the license was delivered at the inception of the collaboration. Amounts allocated to committee participation are recognized ratably over the estimated performance periods as revenue from collaborative arrangements.

        For the year ended December 31, 2015, we recognized $19.2 million in revenue from Mylan consisting of the initial payment of $15.0 million in cash and the $4.2 million premium related to the equity investment, which represented the difference between the closing price on January 30, 2015 and the issued price of $18.918 per share. We recorded reductions to R&D expense of $52.6 million representing reimbursements for our development responsibilities for the year-end December 31, 2015.

        For the year ended December 31, 2016, we recognized $15.1 million in revenue from Mylan, primarily related to the $15.0 million milestone payment received from Mylan for the achievement of 50% enrollment in the Phase 3 twelve-month safety study, and we recorded reductions to R&D expense of $83.5 million representing reimbursements for our continuing development responsibilities.

        For the year ended December 31, 2017, we recognized $0.1 million in revenue from Mylan from the committee participation services, and we recorded reductions to R&D expense of $23.4 million representing reimbursements for our continuing development responsibilities.

        As of December 31, 2017, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to commercialization and $10.0 million relates to regulatory actions in the European Union ("EU"). Development and regulatory milestones are deemed to be substantive milestones and will be recognized as revenue in the period upon achievement of each respective milestone. Sales milestones are considered contingent payments and are not deemed to be substantive milestones due to the fact that the achievement of the event underlying the payment predominantly relates to Mylan's performance of future commercial activities. We do not expect to earn any milestone payments from Mylan in 2018.

Takeda Pharmaceuticals

License and Collaboration Agreement

        In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., a Delaware corporation ("Millennium") (the "Takeda Agreement"), in order to establish a collaboration for the development and commercialization of TD-8954 (TAK-954), a selective 5-HT4 receptor agonist. Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock Exchange (collectively with Millennium, "Takeda"). Prior to the Takeda Agreement, the Company has

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Collaborative Arrangements (Continued)

developed TD-8954 for potential use in the treatment of gastrointestinal motility disorders, including short-term intravenous use for enteral feeding intolerance ("EFI") to achieve early nutritional adequacy in critically ill patients at high nutritional risk, an indication for which the compound received US Food and Drug Administration ("FDA") Fast Track Designation. Under the terms of the Takeda Agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens. The Takeda Agreement was finalized in the third quarter of 2016, and we recognized $15.1 million in revenue for the year ended December 31, 2016.

Alfasigma (formerly Alfa Wassermann)

Development and Collaboration Agreement

        Under an October 2012 development and collaboration agreement for velusetrag, we and Alfasigma S.p.A ("Alfasigma") (formerly Alfa Wassermann S.p.A.) agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal). Alfasigma has an exclusive option to develop and commercialize velusetrag in the EU, Russia, China, Mexico and certain other countries, while we retain full rights to velusetrag in the United States, Canada, Japan and certain other countries. As part of this agreement, Alfasigma funded the majority of the costs associated with the Phase 2 gastroparesis program, which consisted of a Phase 2 study focused on gastric emptying and a Phase 2 study focused on symptoms. The Alfasigma agreement is considered to be under the scope of FASB Topic 808, Collaborative Arrangements. We concluded that the R&D cost reimbursement activities were not representative of a customer relationship and this unit of account is accounted for as a reduction of our R&D expenses, rather than as revenue. Now that these studies are complete, Alfasigma has the right to exercise its license option, and if it does so, we would receive a $10 million option fee, as well as potential development, regulatory and sales milestone payments and royalties.

Reimbursement of R&D Costs

        Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D costs. The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Mylan	$23,427	$83,490	$52,551
Alfasigma	—	7,113	2,122
Other	113	134	483

Total reduction to R&D expense	$23,540	$90,737	$55,156

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Segment Information

        We operate in a single segment, which is the discovery (research), development and commercialization of human therapeutics. The following table summarizes total revenue by geographic region:

	Year Ended December 31,
(In thousands)	2017	2016	2015
US	$14,272	$33,179	$16,981
Europe	1,109	15,211	21,354
Asia	5	254	2,902
Other	—	4	889

Total revenue	$15,386	$48,648	$42,126

        The following table summarizes total revenue from each of our customers or collaboration partners who individually accounted for 10% or more of our total revenue (as a percentage of total revenues) during the most recent three years:

	Year Ended December 31,
(% of total revenue)	2017	2016	2015
Cardinal Health	28%	—	—
AmerisourceBergen Drug Corp	25%	—	—
McKesson Corp	23%	—	—
Besse Medical	13%	—	—
Mylan	—	31%	46%
Takeda	—	31%	—
Trek Therapeutics	—	—	20%

4. Available-for-Sale Securities and Fair Value Measurements

Available-for-Sale Securities

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

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-Sale Securities and Fair Value Measurements (Continued)

        Available-for-sale securities are summarized below:

		December 31, 2017
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government securities	Level 1	$89,896	$—	$(342)	$89,554
US government agency securities	Level 2	50,891	—	(113)	50,778
Corporate notes	Level 2	141,226	2	(280)	140,948
Commercial paper	Level 2	19,893	—	—	19,893

Marketable securities		301,906	2	(735)	301,173
Money market funds	Level 1	69,055	—	—	69,055

Total		$370,961	$2	$(735)	$370,228

		December 31, 2016
(In thousands)		Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US government securities	Level 1	$69,963	$39	$(47)	$69,955
US government agency securities	Level 2	60,783	9	(45)	60,747
Corporate notes	Level 2	98,522	4	(213)	98,313
Commercial paper	Level 2	18,937	—	—	18,937

Marketable securities		248,205	52	(305)	247,952
Money market funds	Level 1	323,602	—	—	323,602

Total		$571,807	$52	$(305)	$571,554

        At December 31, 2017, all of the available-for-sale securities had contractual maturities within two years and the weighted average maturity of marketable securities was approximately seven months. There were no transfers between Level 1 and Level 2 during the periods presented.

        We do not intend to sell the investments that are in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities at December 31, 2017 were temporary in nature. There were no material unrealized losses on investments which have been in a loss position for more than twelve months, and there were no sales of marketable securities in 2017, 2016 and 2015.

Non-Marketable Equity Securities and Other-Than-Temporary Impairment

        In September 2015, Trek Therapeutics, PBC ("TREKtx") and we entered into a licensing agreement (the "TREKtx Agreement") granting TREKtx an exclusive worldwide license for the development, manufacturing, use, marketing and sale of our NS5A inhibitor known as TD-6450 as a component in combination hepatitis C virus ("HCV") products (the "HCV Products"). Pursuant to the TREKtx Agreement, we received an upfront payment of $8.0 million in the form of TREKtx's Series A preferred stock and would be eligible to receive future royalties based on net sales of the HCV

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Available-for-Sale Securities and Fair Value Measurements (Continued)

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

        During 2017, we identified indicators of impairment were present for our investment in TREKtx. We concluded that the impairment of this investment was other-than-temporary due to TREKtx's challenges in securing additional funding and, as a result, we recorded an impairment charge. Due to the uncertainty in the recovery of the investment, we recorded an impairment charge for the full carrying value of the investment. The $8.0 million other-than-temporary impairment charge is reported as "Other-than-temporary impairment loss" on the Consolidated Statements of Operations for the year ended December 31, 2017. As the inputs utilized for the assessment are not based on observable market data, the determination of fair value of this cost-method investment is classified within Level 3 of the fair value hierarchy. To determine the fair value of this investment, we used all available financial information related to the investee, including liquidity, rate of cash use, and ability to secure additional funding.

5. Theravance Respiratory Company, LLC

        Prior to the spin-off from Innoviva, our former parent company, (the "Spin-Off") Innoviva assigned to Theravance Respiratory Company, LLC ("TRC"), a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Through our 85% equity interests in TRC, we are entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include Trelegy Ellipta (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple) and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid ("ICS"), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

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

        We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable-interest entity ("VIE"), whether we have a variable interest in TRC and the nature and extent of that

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Theravance Respiratory Company, LLC (Continued)

interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized on our consolidated financial statements under the equity method of accounting, and the value of our equity investment in TRC was not material for the periods presented. Commencing in the fourth quarter of 2017, we recognized $0.2 million in Interest and other income, net on our Consolidated Statements of Operations for the year ended December 31, 2017 which represented our share in the net income of TRC which was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta.

6. Long-Term Debt

        In November 2016, we completed an underwritten public offering of $230.0 million of 3.250% convertible senior notes, due 2023 (the "Notes") for net proceeds of approximately $222.5 million. We incurred approximately $7.5 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the Notes. The Notes bear an annual interest rate of 3.250%, payable semi-annually in arrears, on November 1 and May 1 of each year, which commenced on May 1, 2017.

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

        The debt issuance costs related to the Notes offering were capitalized as deferred financing costs and deducted from the carrying value of the financial liability on our consolidated balance sheets at December 31, 2017 and 2016. The estimated fair value of the Notes was $251.0 million and $266.2 million at December 31, 2017 and 2016, respectively. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma's publicly traded shares and other observable inputs as of December 31, 2017. The inputs to determine fair value of the Notes are

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt (Continued)

categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Inventories

        Inventory consists of the following:

	December 31,
(In thousands)	2017	2016
Raw materials	$11,729	$6,067
Work-in-process	66	2,627
Finished goods	5,035	3,526

Total inventories	$16,830	$12,220

8. Property and Equipment

        Property and equipment are held in the US and Ireland and consists of the following:

	December 31,
(In thousands)	2017	2016
Computer equipment	$1,866	$1,434
Software	3,432	3,432
Furniture and fixtures	3,759	3,657
Laboratory equipment	28,371	26,315
Leasehold improvements	19,444	17,866

Subtotal	56,872	52,704
Less: accumulated depreciation	(46,715)	(44,244)

Property and equipment, net	$10,157	$8,460

        For the years ended December 31, 2017, 2016 and 2015, depreciation expense for property and equipment was $2.5 million, $2.2 million and $2.5 million, respectively.

9. Share-Based Compensation

Theravance Biopharma Equity Plans

        We have three equity compensation plans—our 2013 Equity Incentive Plan (the "2013 EIP"), our 2013 Employee Share Purchase Plan (the "2013 ESPP") and our 2014 New Employee Equity Incentive Plan (the "2014 NEEIP"). At inception, we were authorized to issue 5,428,571 ordinary shares under the 2013 EIP, 857,142 ordinary shares under the 2013 ESPP, and 750,000 ordinary shares under the 2014 NEEIP.

        The 2013 EIP provides for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights ("SARs") and other equity-based awards, to our employees, officers, directors and consultants. As of January 1 of each year, commencing on

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Compensation (Continued)

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

Innoviva's Equity Plans

        Prior to the Spin-Off, our employees may have received Innoviva stock-based compensation awards, and, therefore, the following disclosures include information regarding stock-based compensation expense allocated to Theravance Biopharma that relates to Innoviva stock-based equity awards.

        At the time of the Spin-Off, Innoviva had one active stock-based incentive plan under which it granted stock-based awards to employees, officers and consultants, the 2012 Equity Incentive Plan. All

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Compensation (Continued)

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

Innoviva Performance-Contingent Restricted Stock Awards

        In connection with performance-contingent RSAs granted to members of our senior management by Innoviva's board of directors prior to the Spin-Off in 2014, we recognized $1.0 million and $7.1 million in share-based compensation expense for the years ended December 31, 2016 and 2015, respectively. The expense recognition pertaining to these RSAs was completed in 2016.

Employee Share Option Exchange Program

        On August 28, 2015, we gave eligible share option holders of the Company and its subsidiaries the opportunity to exchange some or all of their outstanding options granted under our 2013 EIP or our 2014 NEEIP before August 4, 2015, whether vested or unvested, for RSUs (the "Exchange Program"). The Exchange Program was designed to restore the intended employee retention and incentive value of our equity awards.

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

        The Exchange Program closed on September 25, 2015, and we exchanged 1,975,009 outstanding options for 987,496 RSUs with a fair value of $12.43 per share. The exchange of options for RSUs is considered a modification to the terms of the original equity award. As such, the Exchange Program resulted in an incremental share-based compensation costs of $1.4 million to be recognized, concurrently with the unamortized original compensation costs of the exchanged option awards, ratably over the new vesting period of three years. For the years ended December 31, 2017, 2016, and 2015, we recognized $0.5 million, $0.5 million, and $0.1 million, respectively, of the $1.4 million in incremental share-based compensation costs.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Compensation (Continued)

Performance-Contingent Awards

        In the first quarter of 2016, the Compensation Committee of our Board of Directors ("Compensation Committee") approved the grant of 1,575,000 performance-contingent RSAs and 135,000 performance-contingent RSUs to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of December 31, 2017, there were 1,305,000 of these performance-contingent RSAs and 135,000 of these performance-contingent RSUs outstanding, and as of December 31, 2016, there were 1,440,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

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

        In August 2016, the Compensation Committee determined not to award credit for a performance condition that occurred in the second quarter of 2016, which for accounting purposes was treated as a modification of the vesting conditions of all outstanding awards. As a result of the modification, the vesting of the first tranche of the awards changed from probable of achievement to improbable. The vesting of the second and third tranches of the awards were still considered improbable of achievement. As a result of the modification, there was a new measurement date for the second and third tranches of the awards as of the modification date. While the total number of shares under the awards did not change, the remeasurement of the awards resulted in a higher potential compensation charge for the awards because our share price had increased since the original measurement date. The revised maximum potential expense associated with the awards could be up to $35.5 million (allocated as $13.3 million for research and development expense and $22.2 million for selling, general and administrative expense) if all of the performance conditions are achieved. For the years ended December 31, 2017 and 2016, we recognized $2.6 million and $1.8 million, respectively, in share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche of these awards was considered to be probable of vesting. As of December 31, 2017, we assessed the probability that the performance conditions associated with the second tranche was probable of vesting and, as a result, $6.3 million was recognized for the year ended December 31, 2017 for the second tranche. We determined that the remaining third tranche was not probable of vesting at this time and, as a result, no compensation expense related to the third tranche has been recognized to date.

        In 2017, the Compensation Committee approved the grant of 50,000 performance contingent RSUs to a newly appointed member of senior management. The RSUs have dual triggers of vesting based upon the achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued employment. When the performance goals are deemed to be probable of achievement, the recognition of the RSUs' share-based compensation expense will commence. As of December 31, 2017, we assessed the probability that the performance conditions associated with the

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Compensation (Continued)

first tranche of this award was probable of vesting and, as a result, $0.4 million in share-based compensation expense was recognized for the year ended December 31, 2017. The maximum potential expense associated with the first tranche is $0.8 million. We have determined that the remaining second tranche was not probable of vesting as of December 31, 2017 and, as a result, no compensation expense related to the second tranche has been recognized to date.

Share-Based Compensation Expense

        The allocation of share-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Research and development	$22,691	$20,202	$25,770
Selling, general and administrative	26,454	20,967	28,280

Total share-based compensation expense	$49,145	$41,169	$54,050

        Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Innoviva equity:
Options	$2,973	$3,973	$5,199
RSUs	224	1,547	3,292
RSAs	660	2,597	7,590
Performance RSAs	1	1,005	11,166
Theravance Biopharma equity:
Options	7,969	7,591	14,063
RSUs	25,959	20,946	10,471
Performance RSAs and RSUs	9,224	1,808	—
ESPP	2,135	1,702	2,269

Total share-based compensation expense	$49,145	$41,169	$54,050

        Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Compensation (Continued)

        As of December 31, 2017, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

(In thousands, except amortization period)	Unrecognized Compensation Cost	Weighted-Average Amortization Period (Years)
Innoviva equity:
Options	$293	0.3
RSAs	521	1.2
Theravance Biopharma equity:
Options	17,405	2.84
RSUs	52,238	2.44
Performance RSAs and RSUs(1)	9,600	1.40
ESPP	3,066	1.15

Total	$83,123

(1)
Represents unrecognized share-based compensation cost associated with the Theravance Biopharma performance-contingent awards described above that are probable of vesting.

Compensation Awards

        The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares Subject to Outstanding Options	Weighted-Average Exercise Price of Outstanding Options
Outstanding at December 31, 2014	3,962,426	$24.73
Granted	750,775	14.26
Forfeited	(2,402,037)	23.05

Outstanding at December 31, 2015	2,311,164	$23.07

Granted	474,675	24.06
Exercised	(197,328)	22.18
Forfeited	(357,716)	19.83

Outstanding at December 31, 2016	2,230,795	$23.88

Granted	720,350	32.60
Exercised	(275,776)	22.61
Forfeited	(166,800)	25.70

Outstanding at December 31, 2017	2,508,569	$26.40

        As of December 31, 2017, 2016, and 2015, the aggregate intrinsic value of the options outstanding was $8.0 million, $18.1 million and $1.4 million, respectively. As of December 31, 2017, the aggregate intrinsic value of the options exercisable was $4.9 million. The total estimated fair value of options

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Share-Based Compensation (Continued)

vested (excluding vested options that have expired) was $8.2 million, $7.7 million, and $10.7 million in 2017, 2016, and 2015, respectively.

        The following table summarizes total RSU and RSA activity (including performance RSUs and RSAs) for the years ended December 31, 2017, 2016 and 2015:

	Number of Shares Subject to Outstanding RSUs	Number of Shares Outstanding Subject to Performance Conditions (RSAs)
Outstanding at December 31, 2014	—	—
Granted	3,399,924	—
Forfeited	(411,883)	—

Outstanding at December 31, 2015	2,988,041	—

Granted	2,344,034	1,575,000
Released	(1,185,905)	—
Forfeited	(537,052)	(135,000)

Outstanding at December 31, 2016	3,609,118	1,440,000

Granted	1,165,578	—
Released	(1,420,485)	—
Forfeited	(456,453)	(135,000)

Outstanding at December 31, 2017	2,897,758	1,305,000

        As of December 31, 2017, the aggregate intrinsic value of the RSUs and RSAs outstanding was $80.8 million and $36.4 million, respectively. The total estimated fair value of RSUs vested was $25.1 million, $21.4 million, and $1.6 million in 2017, 2016, and 2015, respectively.

Valuation Assumptions

        The range of assumptions we used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

	Year Ended December 31,
	2017	2016	2015
Options
Risk-free interest rate	2.0% - 2.1%	1.1% - 1.9%	1.4% - 1.9%
Expected term (in years)	6	6	6
Volatility	54% - 56%	53% - 73%	71% - 78%
Dividend yield	—	—	—
Weighted-average estimated fair value	$17.29	$13.28	$9.16
2013 ESPP
Risk-free interest rate	0.9% - 1.7%	0.4% - 1.0%	0.1% - 0.9%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	41% - 56%	54% - 65%	46% - 62%
Dividend yield	—	—	—
Weighted-average estimated fair value	$7.09	$9.63	$5.91

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes

        Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. as a wholly-owned subsidiary of Innoviva and began operations subsequent to the Spin-Off with wholly-owned subsidiaries in the Cayman Islands, US, United Kingdom, and Ireland. Effective July 1, 2015, Theravance Biopharma became an Irish tax resident, therefore, the loss before income taxes of Theravance Biopharma, the parent company, are included in Ireland in the tables below.

        The components of the loss before income taxes were as follows:

	December 31,
(In thousands)	2017	2016	2015
Income (loss) before provision for income taxes:
Cayman Islands	$(163,770)	$(185,099)	$(107,074)
United States	(33,374)	(18,441)	(45,960)
Ireland	(74,472)	23,323	(27,013)
United Kingdom	(95)	(342)	(1,221)

Total	$(271,711)	$(180,559)	$(181,268)

        The components of provision for income taxes were as follows:

	December 31,
(In thousands)	2017	2016	2015
Provision for income taxes:
Current:
Cayman Islands	$—	$—	$—
United States	13,091	9,859	883
Ireland	566	219	45
United Kingdom	37	32	23

Subtotal	13,694	10,110	951

Deferred	—	—	—

Total	$13,694	$10,110	$951

Effective tax rate	(5.04)%	(5.60)%	(0.52)%

        The provision for income taxes was $13.7 million, $10.1 million, and $1.0 million in 2017, 2016, and 2015, respectively, although we incurred operating losses on a consolidated basis. In general, the provision for 2017, 2016, and 2015 resulted from recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits.

        No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, we may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2017, there were no undistributed earnings.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$15,834	$2,239
Research and development tax credit carryforwards	6,504	3,955
Fixed assets and acquired intangibles	3,746	6,839
Share-based compensation	11,140	13,208
Accruals	5,293	2,109
Other	248	476

Subtotal	42,765	28,826
Valuation allowance	(42,613)	(28,465)

Total deferred tax assets	152	361

Deferred tax liabilities:
Prepaid assets	(152)	(361)
Total deferred tax liabilities	(152)	(361)

Net deferred tax assets/liabilities	$—	$—

        For 2017 and 2016, as a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The differences between the Irish statutory income tax rate and our effective tax rates were as follows:

	Year Ended December 31,
	2017	2016	2015
Provision at statutory income tax rate	25.00%	25.00%	25.00%
Foreign rate differential	(18.17)	(23.11)	(14.62)
Change in valuation allowance	(5.15)	(0.89)	(4.42)
Share-based compensation	1.52	(0.27)	(4.15)
Non-deductible executive compensation	(1.03)	(1.07)	(1.09)
Uncertain tax positions	(6.55)	(8.55)	(3.88)
Research and development tax credit carryforwards	1.21	1.93	2.05
Federal tax reform—Tax rate change	(4.66)	—	—
Other	2.79	1.36	0.59

Effective tax rate	(5.04)%	(5.60)%	(0.52)%

        Realization of deferred tax assets is dependent upon future taxable income in the respective jurisdictions, if any, the timing and the amount of which are uncertain. Accordingly, the deferred tax assets have been fully offset by a valuation allowance.

        The valuation allowance as of December 31, 2017 increased from $28.5 million (the valuation allowance as of December 31, 2016) to $42.6 million, primarily as a result of additional tax loss

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

generated in Ireland during the current year, and partially offset by the reduction of the US deferred tax balance due to the enactment of the Tax Cuts and Jobs Acts on December 22, 2017 which saw the federal corporate tax rate decrease from 35% to 21%, effective January 1, 2018. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the deferred tax assets are recoverable. As required, we prepare our assessment of the realizability of deferred tax assets on a jurisdiction-by-jurisdiction basis.

        As of December 31, 2017, we had $22.8 million of US federal net operating loss carryforwards and $7.5 million of federal research and development tax credit carryforwards which expire beginning in 2035. We had state net operating loss carryforwards of $31.0 million which generally begin to expire in 2034 and state research and development credit carryforwards of $10.1 million to be carried forward indefinitely.

        On January 1, 2017, we adopted ASU 2016-09 that simplifies the accounting for certain aspects of share-based payments to employees. As a result of adoption, the previously unrecognized US excess tax benefits were recorded as a deferred tax asset, which was fully offset by a valuation allowance resulting in no impact to our accumulated deficit.

        Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

        Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount of tax expense related to interest or penalties was immaterial for the years ended December 31, 2017 and 2016.

Uncertain Tax Positions

        A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2015	9,198
Gross increase in tax positions for prior years	157
Gross increase in tax positions for current year	13,899

Unrecognized tax benefits as of December 31, 2016	23,254

Gross decrease in tax positions for prior years	(51)
Gross increase in tax positions for current year	18,591

Unrecognized tax benefits as of December 31, 2017	$41,794

        The total unrecognized tax benefits of $41.8 million and $23.3 million, at December 31, 2017 and December 31, 2016, respectively, would reduce the effective tax rate in the period of recognition. As of December 31, 2017, we do not believe that it is reasonably possible that our unrecognized tax benefit will significantly decrease in the next twelve months. We currently have a full valuation allowance

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Income Taxes (Continued)

against our deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future.

        We are subject to taxation in Ireland, the US, and various other jurisdictions. The tax years 2015 and forward remain open to examination in Ireland, tax years 2014 and forward remain open to examination in the US, and the tax years 2012 and forward remain open to examination in other jurisdictions.

        Our future income tax expense may be affected by such factors as changes in tax laws, our business, regulations, tax rates, interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, our international organization, shifts in the amount of income before tax earned in the US as compared with other regions in the world, and changes in overall levels of income before tax.

US Tax Reform

        On December 22, 2017, the US government enacted the Tax Cuts and Jobs Acts (the "Tax Act"). The Tax Act significantly revises the US corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35% to 21% and implementing a modified territorial tax system that includes a one-time repatriation tax on accumulated undistributed foreign earnings.

        Based on provisions of the Tax Act, we remeasured the deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The estimated amount of the remeasurement of our federal deferred tax balance was $12.4 million. However, as we recognize a valuation allowance on deferred tax assets, if it is more likely than not that the assets will not be realized in future years, there is no impact to effective tax rate, as any change to deferred taxes would be offset by valuation allowances.

        The changes included in the Tax Act are broad and complex. The final transition impact of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impact, including impact from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. For example, one area where we are waiting on further guidance before finalizing our conclusion as to the impact of the Tax Act on our deferred tax assets and liabilities is the transition rules with respect to the tax deductibility of executive compensation. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. We currently anticipate finalizing and recording any resulting adjustments by December 22, 2018.

11. Commitments and Contingencies

Operating Leases and Subleases

        We lease approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030. In addition, our Irish subsidiary leases approximately 6,100 square feet of office space in Dublin, Ireland.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Commitments and Contingencies (Continued)

Future minimum lease payments under the leases, exclusive of executory costs, at December 31, 2017, are as follows:

(In thousands)
Years ending December 31:
2018	$6,785
2019	6,974
2020	6,201
2021	9,522
Thereafter	90,162

Total	$119,644

        Rent expenses (net of sublease income) and sublease income associated with operating leases were as follows:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Rent expense, net	$7,740	$6,865	$6,522
Sublease income	$209	$244	$186

Performance-Contingent Awards

        In 2016, we granted long-term retention and incentive cash bonus awards to certain employees, in addition to RSAs and RSUs to members of senior management. The vesting and payout of such cash bonus awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and we believe the goals, if achieved, will increase shareholder value. The cash bonus awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. The maximum potential expense associated with all three tranches of the cash bonus awards is $52.9 million, which would be recognized in increments based on achievement of the performance conditions. The maximum potential expense associated with the first and second tranche of the cash bonus awards is $31.8 million. We have determined that achievement of the requisite performance conditions for the first and second tranches are probable due to achievement of certain performance conditions and multiple advancements of programs within our development pipeline and, as a result, we have recognized $18.2 million in cash bonus expense for the year ended December 31, 2017. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized.

Guarantees and Indemnifications

        We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2017.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Subsequent Events

Janssen Collaboration Agreement

        On February 7, 2018, we announced a global co-development and commercialization agreement with Janssen Biotech, Inc. ("Janssen") for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. Under the terms of the agreement, we received an upfront payment of $100 million and will be eligible to receive up to an additional $900 million in potential payments, if Janssen elects to remain in the collaboration following the completion of certain Phase 2 activities. We and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases and share profits in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to Theravance Biopharma). We would receive royalties on ex-US sales at double-digit tiered percentage royalty rates.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share data)

        The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2017 and 2016. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended
	March 31	June 30	September 30	December 31
2017
Total revenue	$3,087	$3,509	$4,275	$4,515
Costs and expenses	61,916	68,630	61,272	83,691
Loss from operations	(58,829)	(65,121)	(56,997)	(79,176)
Net loss	(65,319)	(66,287)	(66,877)	(86,922)
Basic and diluted net loss per share	$(1.27)	$(1.27)	$(1.27)	$(1.64)
2016
Total revenue	$18,410	$5,471	$19,075	$5,692
Costs and expenses	60,052	52,968	52,569	63,526
Loss from operations	(41,642)	(47,497)	(33,494)	(57,834)
Net loss	(42,150)	(47,225)	(33,962)	(67,332)
Basic and diluted net loss per share	$(1.10)	$(1.06)	$(0.73)	$(1.36)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2017, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a- 15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

        The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2017 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on Internal Control over Financial Reporting

        We have audited Theravance Biopharma, Inc.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, Theravance Biopharma, Inc. (the "Company") maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2017 and related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

        The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

San Jose, California
February 28, 2018

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

(b)
Exhibits required by Item 601 of Regulation S-K

        The information required by this Item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
2.1		Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014.	8-K	June 3, 2014

3.1		Amended and Restated Memorandum and Articles of Association	10-12B	April 30, 2014

4.1		Specimen Share Certificate	10-12B	April 30, 2014

4.2		Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014

4.3		Form of Rights Agreement by and between Theravance Biopharma, Inc. and Computershare Inc.	10-12B	April 8, 2014

4.4		First Amendment to Rights Agreement by and between Theravance Biopharma, Inc. and Computershare Inc., dated November 10, 2015	8-K	November 10, 2015

4.5		Controlled Equity OfferingSM Sales Agreement, dated June 26, 2015, by and between Theravance Biopharma, Inc. and Cantor Fitzgerald & Co.	S-3	June 26, 2015

4.6		Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016

4.7		First Supplemental Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016

4.8		Form of 3.25% Convertible Senior Note due 2023 (included in Exhibit 4.7)	8-K	November 2, 2016

10.1		Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014.	8-K	June 3, 2014

10.2		Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014.	8-K	June 3, 2014

10.3		Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014.	8-K	June 3, 2014

10.4	+	2013 Equity Incentive Plan	S-8	August 18, 2014

10.5	+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014

10.6	+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014

10.7	+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014

10.8	+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016

10.9	+	Forms of Equity Award Amendment	10-12B	May 7, 2014

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.10	+	Form of TFIO Cash Award Amendment	10-12B	May 7, 2014

10.11	+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016

10.12	+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016

10.13	+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016

10.14	+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016

10.15	+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016

10.16	+	Form of Notice of Option Grant and Option Agreement under the Company's Performance Incentive Plan	10-Q	November 8, 2017

10.17	+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company's Performance Incentive Plan	10-Q	November 8, 2017

10.18	+	Change in Control Severance Plan	10-12B	April 8, 2014

10.19	+	Cash Bonus Program	10-12B	November 22, 2013

10.20	+	Form of Indemnity Agreement	10-12B	April 30, 2014

10.21		Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013

10.22		First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013

10.23		Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013

10.24		First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013

10.25		Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014

10.26		Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014

10.27		Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014.	8-K	June 3, 2014

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.28	*	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Innoviva, Inc. and Hospira Worldwide, Inc.	10-12B	May 7, 2014

10.29	*	First Amendment to the Technology Transfer and Supply Agreement by and between Innoviva, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	10-Q	November 9, 2016

10.30	*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	10-Q	November 9, 2016

10.31	*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	10-Q	November 9, 2016

10.32	*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	10-Q	November 9, 2016

10.33	*	Commercialization Agreement between Innoviva, Inc. and Clinigen Group plc, dated March 8, 2013	10-12B	May 7, 2014

10.34		Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	10-Q	August 9, 2016

10.35		License Agreement with Janssen Pharmaceutica, dated as of May 14, 2002	10-Q	August 14, 2014

10.36		Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002(1)

10.37		Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004(2)

10.38		Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011(3)

10.39		Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014(4)

10.40		Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014(4)

10.41		Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014(4)

Incorporated by Reference
Exhibit Number		Description	Form	Filing Date/Period End Date
10.42		Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014

10.43		Governance Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014

10.44	+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014

10.45	+	Offer Letter with Frank Pasqualone May 12, 2014	10-Q	August 14, 2014

10.46	+	Offer Letter with Brett K. Haumann dated May 12, 2014	10-Q	August 14, 2014

10.47	+	Offer Letter with Renee D. Gala dated May 12, 2014	10-Q	November 12, 2014

10.48	+	Offer Letter with Brad Shafer dated August 20, 2014	10-Q	November 12, 2014

10.49	+	Offer Letter with Sharath Hegde May 12, 2014	10-Q	May 10, 2016

10.50	+	Offer Letter with Ken Pitzer September 15, 2014	10-Q	May 10, 2016

10.51	+	Offer Letter with Phil Worboys September 9, 2014	10-Q	May 10, 2016

10.52	+	Offer Letter with Shehnaaz Suliman dated May 31, 2017	10-Q	November 8, 2017

10.53	*	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	8-K/A	April 24, 2015

10.54		Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Mylan Inc., dated January 30, 2015	8-K/A	April 24, 2015

10.55		Letter Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated September 11, 2015, including the form of Ordinary Share Purchase Agreement and Schedule as attached thereto	8-K	September 11, 2015

10.56		Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated October 7, 2015	8-K/A	October 13, 2015

10.57		Ordinary Share Purchase Agreement by and among Theravance Biopharma, Inc. and the funds managed by Woodford Investment Management LLP named therein, dated as of October 26, 2015	8-K	October 26, 2015

10.58		Ordinary Share Purchase Agreement by and between Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 14, 2016	10-Q	May 10, 2016
10.59	*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	10-Q	August 9, 2016

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
21.1	Subsidiaries of Theravance Biopharma, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32	Certifications Pursuant to 18 U.S.C. Section 1350

101	The following materials from Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+
Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

*
Portions of this exhibit have been omitted and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

(1)
Incorporated by reference to an exhibit filed with the quarterly report on Form 10-Q of Innoviva, Inc., filed with the Securities and Exchange Commission on August 7, 2014.

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

THERAVANCE BIOPHARMA, INC.
Date: February 28, 2018	By:	/s/ RICK E WINNINGHAM Rick E Winningham Chief Executive Officer

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

Signature	Title	Date

/s/ RICK E WINNINGHAM Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2018
/s/ RENEE D. GALA Renee D. Gala	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2018
/s/ LAURIE SMALDONE ALSUP, MD Laurie Smaldone Alsup, MD	Director	February 28, 2018
/s/ ERAN BROSHY Eran Broshy	Director	February 28, 2018

Signature	Title	Date

/s/ ROBERT V. GUNDERSON, JR. Robert V. Gunderson, Jr.	Director	February 28, 2018
/s/ DONAL O'CONNOR Donal O'Connor	Director	February 28, 2018
/s/ BURTON G. MALKIEL, PH.D. Burton G. Malkiel, Ph.D.	Director	February 28, 2018
/s/ DEAN J. MITCHELL Dean J. Mitchell	Director	February 28, 2018
/s/ SUSAN M. MOLINEAUX, PH.D. Susan M. Molineaux, Ph.D.	Director	February 28, 2018
/s/ PETER S. RINGROSE, PH.D. Peter S. Ringrose, Ph.D.	Director	February 28, 2018
/s/ GEORGE M. WHITESIDES, PH.D. George M. Whitesides, Ph.D.	Director	February 28, 2018
/s/ WILLIAM D. YOUNG William D. Young	Director	February 28, 2018