Form 10-Q
period 2018-03-31
Theravance Biopharma, Inc.
filed 2018-05-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 1, 2018, the number of the registrant’s outstanding ordinary shares was 54,853,858.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$125,831	$88,980
Short-term marketable securities	292,700	259,586
Accounts receivable, net of allowances of $888 and $992 at March 31, 2018 and December 31, 2017, respectively	1,973	2,253
Receivables from collaborative arrangements	2,845	7,109
Prepaid taxes	926	291
Other prepaid and current assets	5,326	3,700
Inventories	17,217	16,830
Total current assets	446,818	378,749
Property and equipment, net	10,329	10,157
Long-term marketable securities	16,999	41,587
Tax receivable	3,324	8,191
Restricted cash	833	833
Other assets	1,805	1,883
Total assets	$480,108	$441,400

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,085	$5,924
Accrued personnel-related expenses	21,989	24,136
Accrued clinical and development expenses	16,435	20,657
Other accrued liabilities	11,508	11,710
Deferred revenue	50,162	125
Total current liabilities	105,179	62,552
Convertible senior notes, net	224,014	223,746
Deferred rent	5,772	3,668
Long-term deferred revenue	45,651	1,436
Other long-term liabilities	36,085	34,820
Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 54,798 and 54,381 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	925,968	913,650
Accumulated other comprehensive loss	(854)	(733)
Accumulated deficit	(861,708)	(797,740)
Total shareholders’ equity	63,407	115,178
Total liabilities and shareholders’ equity	$480,108	$441,400

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017

Revenue:
Product sales	$3,679	$3,050
Revenue from collaborative arrangements	4,640	37
Total revenue	8,319	3,087

Costs and expenses:
Cost of goods sold	826	565
Research and development (1)	47,765	40,565
Selling, general and administrative (1)	24,704	20,786
Total costs and expenses	73,295	61,916

Loss from operations	(64,976)	(58,829)
Interest expense	(2,137)	(2,137)
Interest and other income, net	2,170	1,030
Loss before income taxes	(64,943)	(59,936)
Provision for income taxes	144	5,383
Net loss	$(65,087)	$(65,319)

Net loss per share:
Basic and diluted net loss per share	$(1.22)	$(1.27)
Shares used to compute basic and diluted net loss per share	53,256	51,617

Net unrealized loss on available-for-sale investments	(120)	(19)
Total comprehensive loss	$(65,207)	$(65,338)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Research and development	$6,559	$5,101
Selling, general and administrative	7,439	5,168
Total share-based compensation expense	$13,998	$10,269

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(65,087)	$(65,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	900	1,083
Share-based compensation	13,998	10,269
Other	(890)	53
Changes in operating assets and liabilities:
Accounts receivable	280	(587)
Receivables from collaborative arrangements	4,264	1,437
Other prepaid and current assets	(1,578)	(1,237)
Inventories	(371)	140
Tax receivable	5,092	—
Other assets	—	266
Accounts payable	(449)	2,004
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(5,076)	(3,214)
Deferred rent	2,104	(292)
Deferred revenue	95,371	17
Other long-term liabilities	1,267	5,354
Net cash provided by (used in) operating activities	49,825	(50,026)

Investing activities
Purchases of property and equipment	(2,771)	(587)
Purchases of marketable securities	(54,839)	(159,217)
Maturities of marketable securities	46,299	36,282
Proceeds from the sales of fixed assets	17	—
Net cash (used in) investing activities	(11,294)	(123,522)

Financing activities
Proceeds from option exercises	35	2,816
Repurchase of shares to satisfy tax withholding	(1,715)	(4,032)
Net cash (used in) financing activities	(1,680)	(1,216)

Net increase (decrease) in cash, cash equivalents, and restricted cash	36,851	(174,764)
Cash, cash equivalents, and restricted cash at beginning of period	89,813	345,542
Cash, cash equivalents, and restricted cash at end of period	$126,664	$170,778

Supplemental disclosure of cash flow information
Cash received for income taxes, net	$4,473	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

Our condensed consolidated financial information as of March 31, 2018, and the three months ended March 31, 2018 and 2017 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2017 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018.

Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018 and recognized the cumulative effect of ASC 606 at the date of initial application. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a reduction to the opening balance of accumulated deficit of approximately $1.1 million and a corresponding reduction in deferred revenue as of January 1, 2018 due to ASC 606’s cumulative adoption impact on our collaborative arrangements. Our product sales revenue under ASC 606 would not have been materially different under the legacy Accounting Standards Codification, Topic 605, Revenue Recognition (“ASC 605”).

Effective January 1, 2018, we adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changed the presentation of restricted cash and cash equivalents on the condensed consolidated statement of cash flows. Restricted cash are now included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the condensed consolidated statements of cash flows. To conform to the presentation under ASU 2016-18, we revised the amounts previously reported on the condensed consolidated statements of cash flows for the comparable prior year period.

Significant Accounting Policies

Other than the policies below, there have been no material revisions in our significant accounting policies described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, we identify the performance obligations in the contract by assessing whether the goods or services promised within each contract are distinct. We then recognize revenue for the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales

We sell VIBATIV in the US market by making the drug product available through a limited number of distributors, who sell VIBATIV to healthcare providers. Title and risk of loss transfer upon receipt by these distributors. We recognize VIBATIV product sales and related cost of product sales when the distributors obtain control of the drug product, which is at the time title transfers to the distributors.

Product sales are recorded on a net sales basis which includes estimates of variable consideration. The variable consideration results from sales discounts, government‑mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets, industry benchmarks and experience to date. In general, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in ASC 606. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product‑specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

Sales Discounts: We offer cash discounts to certain customers as an incentive for prompt payment. We expect our customers to comply with the prompt payment terms to earn the cash discount. In addition, we offer contract discounts to certain direct customers. We estimate sales discounts based on contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates. We account for sales discounts by reducing accounts receivable by the expected discount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

Chargebacks and Government Rebates: For VIBATIV sales in the US, we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (“PHS”), as well as government‑managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such healthcare providers and our expectation about future utilization rates. Our accrual for Medicaid is based upon statutorily‑defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the condensed consolidated balance sheets. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

Distribution Fees: We have contracts with our distributors in the US that include terms for distribution‑related fees. We determine distribution‑related fees based on a percentage of the product sales price, and we record the distribution fees as an allowance against accounts receivable.

Product Returns: We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that has been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as accrued other liabilities.

Allowance for Doubtful Accounts: We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2018, there was no allowance for doubtful accounts related to customer payments.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2018.

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$947	$2,291
Provision related to current period sales	1,482	174	79	1,735
Adjustment related to prior period sales	(71)	73	(449)	(447)
Credit or payments made during the period	(1,515)	(238)	(49)	(1,802)
Balance at March 31, 2018	$888	$361	$528	$1,777

Collaborative Arrangements

We enter into collaborative arrangements with partners that fall under the scope of both ASC 606 and Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”), as applicable. The terms of these arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against R&D expenses. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to the customer which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. We evaluate the measure of progress each at reporting period and, if necessary, adjust the measure of performance and related revenue or expense recognition as a change in estimate.

Milestone Payments: At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the collaboration partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or the collaboration partner’s control, such as operational developmental milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any material royalty revenue resulting from any of our collaborative arrangements.

Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses or participate in the cost sharing of such R&D expenses. Such reimbursements and cost sharing arrangements have been reflected as a reduction of R&D expense in our condensed consolidated statements of operations, as we do not consider performing research and development services to be a part of our ongoing and central operations. Therefore, the reimbursement or cost sharing of research and development services are recorded as a reduction of R&D expense.

Under the terms of our collaboration agreement with Mylan Ireland Limited (“Mylan”) for revefenacin, we are also entitled to a share of US profits and losses (65% Mylan/35% Theravance Biopharma) received in connection with commercialization of revefenacin, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). If and when revefenacin is approved, we expect that Mylan will be the principal in the sales transaction and will record the product sales.  For the periods presented, our share of the losses under a co-promote arrangement are recorded within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. See “Note 3. Collaborative Arrangements” for additional information about our collaboration agreement with Mylan.

We adopted ASC 606 on January 1, 2018 using the modified retrospective method.  Our prior periods remain reported under ASC 605.  Our revenue recognition policy under ASC 605 for the comparative 2017 periods is included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Income Taxes

On January 1, 2018, we adopted ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) using the modified retrospective approach. ASU 2016-16 requires immediate recognition of income tax consequences of intra-company asset transfers, other than inventory transfers. Legacy GAAP prohibited recognition of income tax consequences of intra-company asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. An example of an inter-company asset transfers included in ASU 2016-16’s scope is intellectual property. The adoption of ASU

2016-16 did not have a material impact on our balance sheet or statement of operations as our deferred tax assets are fully offset by a valuation allowance.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016‑02, Leases (“ASU 2016‑02”). ASU 2016‑02 is aimed at making leasing activities more transparent and comparable, and requires substantially all leases be recognized by lessees on their balance sheet as a right‑of‑use asset and corresponding lease liability, including leases currently accounted for as operating leases. ASU 2016‑02 is effective for all interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. Based on our initial assessment of ASU 2016-02, we believe that the largest impact to our balance sheet will be from recognizing a right-of-use asset and corresponding lease liability related to our property leases in South San Francisco and Dublin, Ireland. We expect to adopt ASU 2016-02 in the first quarter of 2019, and we are continuing to evaluate the full impact that the adoption of ASU 2016‑02 will have on our consolidated financial statements and related disclosures.

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

For the three months ended March 31, 2018 and 2017, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Share issuances under equity incentive plans and ESPP	3,916	3,386
Restricted shares	5	26
Share issuances upon the conversion of convertible senior notes	6,676	6,676
Total	10,597	10,088

In addition, there were 1,305,000 shares that are subject to performance‑based vesting criteria which have been excluded from the ordinary equivalent shares table above as of March 31, 2018 and 2017, respectively.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized revenues from our collaborative arrangements as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Janssen	$4,613	$—
Other	27	37
Total revenue from collaborative arrangements	$4,640	$37

Under legacy ASC 605 revenue guidance, we would have recognized $4.7 million in revenue from collaboration arrangements for the three months ended March 31, 2018.

Changes in Deferred Revenue Balances

We recognized the following revenue as a result of changes in our deferred revenue balance during the period below:

Three Months Ended
March 31,
(In thousands)	2018
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$16

Mylan

Development and Commercialization Agreement

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin (TD‑4208), our investigational LAMA in development for the treatment of COPD (the “Mylan Agreement”). We entered into this collaboration to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV.

Under the Mylan Agreement, Mylan paid us an up-front fee of $15.0 million for the delivery of the revefenacin license in 2015 and, in 2016, Mylan paid us a milestone payment $15.0 million for the achievement of 50% enrollment in the Phase 3 twelve-month safety study. Separately, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium, equal to $4.2 million, over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015.

As of March 31, 2018, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”).

We evaluated the terms of the Mylan Agreement under ASC 606 and identified two performance obligations: (1) delivery of the license to develop and commercialize revefenacin; and (2) joint steering committee participation. We determined the license to be distinct from the joint steering committee participation. We further determined that the transaction price under the arrangement was comprised of the following: (1) $15.0 million up-front license fee received in 2015; (2) $4.2 million premium related to the ordinary share purchase agreement received in 2015; and (3) $15.0 million milestone for 50% enrollment in the Phase 3 twelve-month safety study received in 2016. The total transaction price of $34.2 million was allocated to the two performance obligations based on our best estimate of the relative stand-alone selling price. For the delivery of the license, we based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential. For the committee participation, we based the stand-alone selling price on the average compensation of our committee members estimated to be incurred over the performance period. We expect to recognize revenue from the committee participation ratably over the performance period of approximately seventeen years.

The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained under ASC 606. As part of our evaluation of the development and regulatory milestones constraint, we determined that the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within our control and uncertain at this stage. We expect that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. We will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

Under the terms of the Mylan Agreement, Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, we do not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

We are also entitled to a share of US profits and losses (65% Mylan/35% Theravance Biopharma) received in connection with commercialization of revefenacin, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). We expect that Mylan will be the principle in the sales transaction and will record the product sales. Under a co-promote arrangement with Mylan, we currently record losses in the period incurred based on our estimate of those amounts. Until revefenacin is approved and we have recognized a profit under the agreement, losses are recognized within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. For this unit of account, we have determined that Mylan is not a customer and do not analogize to ASC 606 for the profits and losses sharing activities. These activities are considered to be collaborative activities under the scope of ASC 808, and we will recognize the shared profits and losses in the periods that such profits and losses occur.

As of March 31, 2018, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheet under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation and will be recognized as revenue over the course of the remaining performance period of approximately fourteen years. For the three months ended March 31, 2018, we recognized $6,000 in revenue primarily from the recognition of previously deferred revenue.

Janssen Biotech

In February 2018, we entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease (the “Janssen Agreement”). Under the terms of the Janssen Agreement, we received an upfront payment of $100.0 million.  In 2018, we plan to initiate a large, Phase 2b/3 adaptive design induction and maintenance study in ulcerative colitis with TD-1473, as well as a Phase 2 study in Crohn’s disease. Following completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize TD-1473 and certain related compounds by paying us a fee of $200.0 million. Upon such election, we and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases and share profits in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to Theravance Biopharma). We would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and we would be eligible to receive up to an additional $700.0 million in development and commercialization milestone payments from Janssen.

We evaluated the terms of the Janssen Agreement under ASC 606 and identified research and development activities as our only performance obligation. We further determined that the transaction price under the arrangement was the $100.0 million upfront payment which was allotted to the single performance obligation.

The $900.0 million in future potential payments is considered variable consideration if Janssen elects to remain in the collaboration arrangement following completion of certain Phase 2 activities, as described above and, as such, was not included in the transaction price, as the potential payments were all determined to be fully constrained under ASC 606. As part of our evaluation of this variable consideration constraint, we determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of our control. We expect that any consideration related to royalties and sales-based milestones will be recognized when the subsequent sales occur.

For the three months ended March 31, 2018, we recognized $4.6 million as revenue from collaboration agreements related to the Janssen Agreement. The remaining transaction price of $95.4 million was recorded in deferred revenue on the condensed consolidated balance sheet and is expected to be recognized as revenue as the research and development services are delivered over the Phase 2 period. Revenue is recognized for the research and development services based on a measure of our efforts toward satisfying a performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). In future reporting periods, we will revisit our estimates related to our efforts towards satisfying the performance obligation and may record a change in estimate.

Alfasigma

Development and Collaboration Agreement

Under an October 2012 development and collaboration agreement for velusetrag, we and Alfasigma S.p.A (“Alfasigma”) agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal) (the “Alfasigma Agreement”). As part of the Alfasigma Agreement, Alfasigma funded the majority of the costs associated with the Phase 2 gastroparesis program, which consisted of a Phase 2 study focused on gastric emptying and a Phase 2 study focused on symptoms. Alfasigma had an exclusive option to develop and commercialize velusetrag in the EU, Russia, China, Mexico and certain other countries, while we retained full rights to velusetrag in the US, Canada, Japan and certain other countries.

In late April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag, and we elected not to pursue further development of velusetrag. As a result, we will transfer global rights for velusetrag to Alfasigma under the terms of the existing collaboration agreement. We have received a $10.0 million option fee from Alfasigma, and we are eligible to receive future potential development, regulatory and sales milestone payments and royalties.

As of March 31, 2018, we evaluated the terms of the Alfasigma Agreement under ASC 606 and identified committee participation as our only performance obligation. We further determined that the transaction price under the arrangement was nil, as of March 31, 2018, as any potential development or regulatory milestones were determined to be fully constrained as prescribed under ASC 606. As part of our evaluation of this variable consideration constraint, we determined that the potential payments are contingent upon development and regulatory milestones that are uncertain and are highly susceptible to factors outside of our control. In addition, we expect that any consideration related to sales-based milestones would be recognized when the subsequent sales occur.

Reimbursement of R&D Expense

Under certain collaborative arrangements, we are entitled to reimbursement of certain R&D expense. Activities under collaborative arrangements for which we are entitled to reimbursement are considered to be collaborative activities under the scope of ASC 808.  For these units of account, we do not analogize to ASC 606 or recognize revenue.  We record reimbursement payments received from our collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Mylan	$1,850	$7,089
Other	—	37
Total reduction to R&D expense	$1,850	$7,126

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2018	2017
Cash and cash equivalents	$125,831	$169,945
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$126,664	$170,778

Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude our investments in short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

5. Investments and Fair Value Measurements

Available‑for‑Sale Securities

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our marketable securities classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two‑sided markets, benchmark securities, bids, offers and reference data including market research publications.

Available‑for‑sale securities are summarized below:

		March 31, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$99,833	$—	$(372)	$99,461
US government agency securities	Level 2	37,187	—	(89)	37,098
Corporate notes	Level 2	120,945	1	(383)	120,563
Commercial paper	Level 2	73,523	—	(11)	73,512
Marketable securities		331,488	1	(855)	330,634
Money market funds	Level 1	73,184	—	—	73,184
Total		$404,672	$1	$(855)	$403,818

		December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$89,896	$—	$(342)	$89,554
US government agency securities	Level 2	50,891	—	(113)	50,778
Corporate notes	Level 2	141,226	2	(280)	140,948
Commercial paper	Level 2	19,893	—	—	19,893
Marketable securities		301,906	2	(735)	301,173
Money market funds	Level 1	69,055	—	—	69,055
Total		$370,961	$2	$(735)	$370,228

As of March 31, 2018, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately six months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three months ended March 31, 2018.

In general, we invest in debt securities with the intent to hold such securities until maturity at par value. We do not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities, as of March 31, 2018, were temporary in nature. There were no material unrealized losses on investments which have been in a loss position for more than twelve months as of March 31, 2018.

As of March 31, 2018, our accumulated other comprehensive loss on our condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. During the three months ended March 31, 2018, we did not sell any of our marketable securities.

Long-term Debt Fair Value

We have $230.0 million of 3.25% convertible senior notes (“Notes”) outstanding as of March 31, 2018 with an estimated fair value of $234.0 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of March 31, 2018. The inputs to determine fair value of the Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

6. Theravance Respiratory Company, LLC

Prior to the spin-off from Innoviva, our former parent company, (the “Spin-Off”) Innoviva assigned to Theravance Respiratory Company, LLC (“TRC”), a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Through our 85% equity interests in TRC, we are entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include Trelegy Ellipta and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

On May 31, 2014, we entered into the TRC LLC Agreement with Innoviva that governs the operation of TRC. Under the TRC LLC Agreement, Innoviva is the manager of TRC, and the business and affairs of TRC are managed exclusively by the manager, including (i) day to day management of the drug programs in accordance with the existing GSK agreements, (ii) preparing an annual operating plan for TRC and (iii) taking all actions necessary to ensure that the formation, structure and operation of TRC complies with applicable law and partner agreements. We are responsible for our proportionate share of TRC’s administrative expenses incurred by Innoviva.

We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable‑interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized on our consolidated financial statements under the equity method of accounting, and the value of our equity investment in TRC was not material for the periods presented.

For the three months ended March 31, 2018, we recognized $0.7 million in Interest and other income on our condensed consolidated statements of operations which represented our share in the net income of TRC which was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta. There was no income from TRC in the comparable prior year period.

7. Inventories

Inventory consists of the following:

	March 31,	December 31,
(In thousands)	2018	2017
Raw materials	$10,611	$11,729
Work-in-process	1,986	66
Finished goods	4,620	5,035
Total inventories	$17,217	$16,830

8.  Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
(In thousands)	2018	2017
Research and development	$6,559	$5,101
Selling, general and administrative	7,439	5,168
Total share-based compensation expense	$13,998	$10,269

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of March 31, 2018 and 2017, there were 1,305,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

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

For the three months ended March 31, 2018,  we recognized $1.1 million and $0.9 million of share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first and second tranches of these awards, respectively, was considered to be probable of vesting. For the three months ended March 31, 2017, we recognized $0.4 million of share-based compensation expense related to our assessment of the probability that the performance conditions associated with the first tranche was considered to be probable of vesting. As of March 31, 2017, the second tranche was not considered probable of vesting. As of March 31, 2018 and 2017, we determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to the third tranche has been recognized to date.

In the third quarter of 2017, the Compensation Committee approved the grant of 50,000 performance contingent RSUs to a newly appointed member of senior management. The RSUs have dual triggers of vesting based upon the achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued

employment. Share-based compensation expense related to this grant is broken into two separate tranches and recognized when the associated performance goals are deemed to be probable of achievement. The maximum expense associated with the first tranche is $0.8 million. In 2017, we recognized $0.4 million in share-based compensation expense as we determined that the performance conditions associated with the first tranche was probable of vesting, and during the three months ended March 31, 2018, we recognized the remaining $0.4 million of share-based compensation expense as the performance conditions associated with the first tranche of this award were met.  We have determined that the second tranche was not probable of vesting as of March 31, 2018 and, as a result, no compensation expense related to the second tranche has been recognized to date.

9. Income Taxes

The income tax provision was $0.1 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively, although we incurred operating losses on a consolidated basis. The provision for income tax was primarily due to recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of March 31, 2018, our deferred tax assets were offset in full by a valuation allowance.

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

The changes included in the Tax Act are broad and complex. The final transition impact of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impact, including impact from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. For example, one area where we are waiting on further guidance before finalizing our conclusion as to the impact of the Tax Act on our deferred tax assets and liabilities is the transition rules with respect to the tax deductibility of executive compensation. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. For the three months ended March 31, 2018, we did not adjust or include any previously assessed Tax Act effect in our quarterly tax provision. We currently anticipate finalizing and recording any resulting adjustments by December 22, 2018.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2017. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future.

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

Program Highlights

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis and myelofibrosis and have demonstrated therapeutic benefit for patients with ulcerative colitis. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease. TD-1473 is our lead intestinally restricted pan-JAK inhibitor that is progressing into multiple clinical studies in 2018, as further described below. TD-3504 is a back-up compound that has successfully completed Phase 1 studies in healthy volunteers. Development of TD-3504 has been paused, consistent with the strategy we generally apply to back-up compounds and due to our significant investments in TD-1473.

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

Previously announced findings from a preclinical model of colitis evaluating TD-1473 and tofacitinib demonstrated that both compounds significantly reduced disease activity scores. However, at doses providing similar preclinical efficacy, the systemic exposure of TD-1473 was much lower than that of tofacitinib and, in contrast to tofacitinib, TD-1473 did not reduce systemic immune cell counts. Also, we completed six and nine month toxicology studies of TD-1473 and demonstrated favorable safety margins in these studies, in support of the dose ranges planned in the Phase 3 registrational program. Based on these preclinical findings, we believe that TD-1473 represents a potential breakthrough approach to treating inflammatory intestinal diseases without the risk generally associated with systemically active therapies.

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

Janssen Biotech Collaboration

In February 2018, we announced a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. Under the terms of the agreement, we received an upfront payment of $100.0 million and will be eligible to receive up to an additional $900.0 million in potential payments, if Janssen elects to remain in the collaboration following the completion of certain Phase 2 activities. Upon such election, we and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases, and we and Janssen will share profits and losses in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to us). In addition, we would receive royalties on ex-US sales at double-digit tiered percentage royalty rates.

In 2018, we plan to initiate a large, Phase 2b/3 adaptive design induction and maintenance study in ulcerative colitis with TD-1473, as well as a Phase 2 study in Crohn’s disease. Following completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize TD-1473 and certain related compounds by paying us a fee of $200.0 million. The closing of this portion of the transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). After Phase 2, Janssen would lead subsequent development of TD-1473 in Crohn’s disease if it makes such election. We will lead development of TD-1473 in ulcerative colitis through completion of the Phase 2b/3 program. If TD-1473 is commercialized, we have the option to co-commercialize in the US, and Janssen would have sole commercialization responsibilities outside the US.

TD‑9855

TD-9855 is an investigational norepinephrine and serotonin reuptake inhibitor (“NSRI”). TD-9855 completed a Phase 2 study in patients with fibromyalgia, demonstrating statistically significant and clinically meaningful improvements in pain and core symptoms at the highest dose tested compared to placebo.

We are assessing the potential use of TD-9855 in neurogenic orthostatic hypotension (“nOH”), and in May 2016, we initiated an exploratory Phase 2a study of TD-9855 in this indication. The Phase 2a study was designed to evaluate postural changes in blood pressure, symptom reduction, and safety and tolerability of single ascending doses in patients with nOH.

Based on encouraging treatment responses in the first part of the study, we announced in February 2017 our plan to amend the study design to allow those patients who respond to continue dosing for up to 20 weeks to assess the durability of their response. We believe the ability to demonstrate a durable effect in nOH could lead to significant benefits for patients over existing therapy. Given many nOH patients suffer from underlying conditions that can cause rapid deterioration of their health, the endpoints of the extended dosing portion of the study evaluate patient responses following 4 weeks of therapy. We expect data from the extended Phase 2a study by the end of July.

In parallel with the Phase 2a study, we are seeking regulatory support for an orphan drug designation and an expedited development pathway for TD-9855 in nOH.

Long-Acting Muscarinic Antagonist—Revefenacin (TD-4208)

Revefenacin is an investigational long-acting muscarinic antagonist (“LAMA”) under regulatory review for the treatment of COPD, with an FDA PDUFA target action date in November of 2018. We believe that revefenacin may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates there is an enduring population of COPD patients in the US that either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. Revefenacin has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of revefenacin, together with its physical characteristics, suggest that this LAMA could serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler (“MDI/DPI”) products.

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

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we are co-developing nebulized revefenacin for COPD and other respiratory diseases. We are leading the US Phase 3 development program, and Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs will be shared. If a product developed under the collaboration is approved in the US, Mylan will lead commercialization, and we retain the right to co-promote the product in the US under a profit and loss sharing arrangement (65% Mylan/35% Theravance Biopharma). Currently, we plan to co-promote revefenacin with Mylan in the US, and we are working diligently, together with Mylan, to prepare for the anticipated launch. Outside the US (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of March 31, 2018, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with revefenacin monotherapy and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). We do not expect to earn any milestone payments from Mylan in 2018.

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

Phase 3b PIFR Study

In March 2017, we initiated a Phase 3b study of revefenacin in patients with suboptimal peak inspiratory flow rate (“PIFR”). This study is not required for NDA approval and was designed to support commercialization, if revefenacin is approved. The purpose of the study was to assess whether nebulized revefenacin was superior to handheld tiotropium (dosed via the Handihaler® device) in a broad population of COPD patients with suboptimal PIFR. The primary endpoint was improvement in lung function, as measured by trough forced expiratory volume in one second (FEV1) after 4 weeks of treatment.

The PIFR study was completed in the first quarter of 2018. In the overall population of approximately 200 moderate to very severe (GOLD Stage 2/3/4) COPD patients, we saw numerical improvements for revefenacin over tiotropium, but these improvements were not statistically significant, and as a result the study failed to meet the predefined threshold for superiority. In the pre‑specified subgroup of severe and very severe (GOLD 3/4) COPD patients, which represented approximately 80% of the patients in the study, revefenacin demonstrated nominally statistically significant and clinically relevant improvements in trough FEV1 versus tiotropium. Data generated in the study provide important insights to inform future potential studies of revefenacin in COPD patients with suboptimal PIFR. Revefenacin was well tolerated in this study, with no new safety issues identified. The Company plans to publish the results from this study in a future medical meeting or publication.

Velusetrag (TD‑5108)

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. We are partnered in the development of velusetrag and its commercialization in certain countries with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.). In April 2014, we announced top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag.

In August 2017, we announced positive top-line results from a 12-week, Phase 2b study of velusetrag characterizing the impact on symptoms and gastric emptying of three oral doses of velusetrag (5, 15 and 30 mg) compared to placebo administered once daily over 12 weeks of therapy. Results from the study demonstrated statistically significant improvements in gastroparesis symptoms and gastric emptying for patients receiving 5 mg of velusetrag as compared to placebo. Patients in the 15 and 30 mg velusetrag study arms demonstrated statistically significant improvements in gastric emptying, but they did not experience statistically significant improvements in gastroparesis symptoms. Velusetrag was shown to be generally well-tolerated, with 5 mg and placebo having comparable rates of adverse events and serious adverse events. Completion of the Phase 2b study was followed by dialogue with regulatory authorities in the US and EU regarding further development of velusetrag.

In late April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag. As a result, we received a $10.0 million option fee. Additionally, we elected not to pursue further development of velusetrag, based on our planned pipeline investments and in light of the current FDA requirement that a chronically administered gastroparesis product in this class complete a large Phase 3 safety study. Global rights to develop, manufacture and commercialize velusetrag will transfer to Alfasigma under the terms of the existing collaboration agreement. Under the terms of the collaboration with Alfasigma, we are now entitled to receive future potential development, regulatory and commercial milestone payments of up to $26.8 million, and tiered royalties on global net sales ranging from high single digits to the mid-teens.

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (“MRSA”) strains. VIBATIV is approved in the US for the treatment of adult patients with complicated skin and skin structure infections (“cSSSI”) caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/“VABP”) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. In addition, in 2016, the Food and Drug Administration (“FDA”) allowed us to add new clinical data to the VIBATIV label concerning concurrent bacteremia in cases of HABP/VABP and cSSSI. VIBATIV is also indicated in Canada and Russia for cSSSI and HABP and VABP caused by Gram-positive bacteria, including MRSA.

Our acute care sales force markets VIBATIV in the US, and we maintain an independent marketing and medical affairs team. This same organization will support revefenacin, if approved in the US, alongside our partner for the program. Outside of the US, our strategy is to market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies: Canada, Middle East and North Africa, Israel, Russia, China and India. In 2016, we and Clinigen reached a mutual decision for Clinigen to return to us the commercial rights to market and distribute VIBATIV in the EU. We do not intend to commercialize VIBATIV in the EU without a partner, and we have been unable to secure another such partner. Accordingly, in early 2018 we filed a withdrawal notice with the European Medicines Agency (“EMA”), and this notice was approved, thus extinguishing VIBATIV’s EU marketing authorization.

Given the challenges we have faced commercializing VIBATIV in the US in a highly competitive environment against a variety of generic drugs, we have reduced and are closely managing our overall spending related to the product while preparing for and investing in the potential commercial launch of revefenacin as a treatment for COPD. We continue to view VIBATIV as an important medicine to treat serious infections in very sick patients, and we intend to continue to support the product.

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

In February 2018, the study stopped enrolling new patients following an interim analysis conducted by an independent review committee and company-wide review of investment priorities. The committee concluded the study was underpowered and therefore unlikely to achieve the primary study objective, without a significant increase in study size beyond the planned sample size of approximately 250 patients. Given the incremental investment required, we elected to close the study. No new safety issues were identified in the study, and as a result patients previously enrolled are allowed to complete dosing. We plan to submit data generated from the study for future scientific publication.

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

Janssen Pharmaceutica License Agreement

In 2002, we entered into a License Agreement with Janssen Pharmaceutica N.V. (“Janssen Pharmaceutica”) pursuant to which we have licensed rights under certain patents owned by Janssen Pharmaceutica covering an excipient used in the formulation of telavancin. Pursuant to the terms of this license agreement, we are obligated to pay royalties to Janssen Pharmaceutica of 2.5% to 5% of any net commercial sales of VIBATIV (telavancin). The license will terminate in 2019 on the later of 10 years from first commercial sale of VIBATIV and the date of expiration of the last applicable Janssen Pharmaceutica patent covering VIBATIV. The license is terminable by us upon prior written notice to Janssen Pharmaceutica or upon an uncured breach or a liquidation event of one of the parties.

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

We are evaluating next steps for both compounds in our NEP inhibitor program clinical program. The results from the Phase 1 programs provide confidence for pursuing future efficacy studies of either compound in a broad range of cardiovascular and renal diseases, including in patients with compromised renal function.

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

Trelegy Ellipta (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

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

The FULFIL study, which enrolled 1,810 COPD patients, was initiated in February 2015. In June 2016, GSK and Innoviva disclosed positive top‑line results from the FULFIL study, in which data demonstrated superiority of Trelegy Ellipta as compared to twice‑daily SYMBICORT® TURBOHALER® (budesonide/formoterol) in improving lung function and health‑related quality of life, as well as reducing exacerbations in COPD patients.

In September 2017, GSK and Innoviva announced that the US FDA approved Trelegy Ellipta for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. In November 2017, GSK and Innoviva announced the submission of a sNDA to the FDA with data from the IMPACT study to support an expanded label for Trelegy Ellipta. In April 2018, GSK and Innoviva announced the FDA approved the sNDA with an expanded indication for treatment of a broader population of COPD patients with airflow limitation or who have experienced an acute worsening of respiratory symptoms. The new indication is for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations. In addition, the FDA removed a boxed warning from Trelegy Ellipta prescribing information.

In December 2017, GSK and Innoviva announced the European Commission granted marketing authorization for Trelegy Ellipta as a maintenance treatment for appropriate patients with COPD.

In February 2018, GSK and Innoviva announced the submission of the IMPACT data to the EMA as part of a type II variation to support an expanded label for Trelegy Ellipta in Europe for the maintenance treatment of moderate to severe COPD. Approval of the submission would mean Trelegy Ellipta, the only once-daily single inhalation triple therapy for the treatment of COPD, could be used by physicians to treat a wider population of patients with the condition who are at risk of an exacerbation and require triple therapy.

Additionally, in December 2016, GSK and Innoviva announced the initiation of the Phase 3 (CAPTAIN) study of Trelegy Ellipta in patients with asthma. The CAPTAIN study is expected to be completed in 2019.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Other than the policies below, there have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective method. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of ASC 606, we identify the performance obligations in the contract by assessing whether the goods or services promised within each contract are distinct.  We then recognize revenue for the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales

We sell VIBATIV in the US market by making the drug product available through a limited number of distributors, who sell VIBATIV to healthcare providers. Title and risk of loss transfer upon receipt by these distributors. We recognize VIBATIV product sales and related cost of product sales when the distributors obtain control of the drug product, which is at the time title transfers to the distributors.

Product sales are recorded on a net sales basis which includes estimates of variable consideration. The variable consideration results from sales discounts, government‑mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions. We reflect such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions are based on management’s estimates that consider payor mix in target markets, industry benchmarks and experience to date. In general, these estimates take into consideration a range of possible outcomes which are probability-weighted in accordance with the expected value method in ASC 606. We monitor inventory levels in the distribution channel, as well as sales of VIBATIV by distributors to healthcare providers, using product‑specific data provided by the distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We update our estimates and assumptions each quarter and if actual future results vary from our estimates, we may adjust these estimates, which could have an effect on product sales and earnings in the period of adjustment.

Sales Discounts: We offer cash discounts to certain customers as an incentive for prompt payment. We expect our customers to comply with the prompt payment terms to earn the cash discount. In addition, we offer contract discounts to certain direct customers. We estimate sales discounts based on contractual terms, historical utilization rates, as available, and our expectations regarding future utilization rates. We account for sales discounts by reducing accounts receivable by the expected discount and recognizing the discount as a reduction of revenue in the same period the related revenue is recognized.

Chargebacks and Government Rebates: For VIBATIV sales in the US, we estimate reductions to product sales for qualifying federal and state government programs including discounted pricing offered to Public Health Service (“PHS”), as well as government‑managed Medicaid programs. Our reduction for PHS is based on actual chargebacks that distributors have claimed for reduced pricing offered to such healthcare providers and our expectation about future utilization rates. Our accrual for Medicaid is based upon statutorily‑defined discounts, estimated payor mix, expected sales to qualified healthcare providers, and our expectation about future utilization. The Medicaid accrual and government rebates that are invoiced directly to us are recorded in other accrued liabilities on the condensed consolidated balance sheets. For qualified programs that can purchase our products through distributors at a lower contractual government price, the distributors charge back to us the difference between their acquisition cost and the lower contractual government price, which we record as an allowance against accounts receivable.

Distribution Fees: We have contracts with our distributors in the US that include terms for distribution‑related fees. We determine distribution‑related fees based on a percentage of the product sales price, and we record the distribution fees as an allowance against accounts receivable.

Product Returns: We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that has been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as accrued other liabilities.

Allowance for Doubtful Accounts: We maintain a policy to record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of March 31, 2018, there was no allowance for doubtful accounts related to customer payments.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2018.

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$947	$2,291
Provision related to current period sales	1,482	174	79	1,735
Adjustment related to prior period sales	(71)	73	(449)	(447)
Credit or payments made during the period	(1,515)	(238)	(49)	(1,802)
Balance at March 31, 2018	$888	$361	$528	$1,777

Collaborative Arrangements

We enter into collaborative arrangements with partners that fall under the scope of both ASC 606 and Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”), as applicable. The terms of these arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against R&D expense. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to the customer which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

License Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. We evaluate the measure of progress each at reporting period and, if necessary, adjust the measure of performance and related revenue or expense recognition as a change in estimate.

Milestone Payments: At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the collaboration partner’s control, such as non-operational developmental and regulatory approvals, are generally not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of milestones that are within our or the collaboration partner’s control, such as operational developmental milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenues and earnings in the period of adjustment. Revisions to our estimate of the transaction price may also result in negative collaboration revenues and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any material royalty revenue resulting from any of our collaborative arrangements.

Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses or participate in the cost sharing of such R&D expenses. Such reimbursements and cost sharing arrangements have been reflected as a reduction of R&D expense in our condensed consolidated statements of operations, as we do not consider performing research and development services to be a part of our ongoing and central operations. Therefore, the reimbursement or cost sharing of research and development services are recorded as a reduction of R&D expense.

Under the terms of our collaboration agreement with Mylan for revefenacin, we are also entitled to a share of US profits and losses (65% Mylan/35% Theravance Biopharma) received in connection with commercialization of revefenacin, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). If and when revefenacin is approved, we expect that Mylan will be the principal in the sales transaction and will record the product sales.  For the periods presented, our share of the losses under the co-promote arrangement are recorded within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. See “Note 3. Collaborative Arrangements” for additional information about our collaboration agreement with Mylan.

We adopted ASC 606 on January 1, 2018 using the modified retrospective method.  Our prior periods remain reported under Accounting Standards Codification, Topic 605, Revenue Recognition (“ASC 605”).  Our revenue recognition policy under ASC 605 for the comparative 2017 periods is included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Product sales	$3,679	$3,050	$629	21%
Revenue from collaborative arrangements	4,640	37	4,603	12,440
Total revenue	$8,319	$3,087	$5,232	169%

Revenue from product sales increased by $0.6 million for the three months ended March 31, 2018, compared to the same period in 2017. The $0.6 million increase was primarily due to increased VIBATIV sales volume and pricing.

Revenue from collaborative arrangements increased by $4.6 million for the three months ended March 31, 2018, compared to the same period in 2017. The $4.6 million increase was primarily attributed to the revenue recognized as part of the $100.0 million upfront payment from the Janssen collaboration agreement that was entered into in February 2018. The remaining $95.4 million in deferred revenue is expected to be recognized as revenue as the research and development services are delivered to Janssen over the Phase 2 development period.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Cost of goods sold	$826	$565	$261	46%

Cost of goods sold increased by $0.3 million for the three months ended March 31, 2018, compared to the same periods in 2017. The $0.3 million increase was primarily due to increased sales volume and manufacturing costs in the current quarter.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Employee-related	$16,795	$12,153	$4,642	38%
Share-based compensation	6,559	5,101	1,458	29
External-related	14,764	16,256	(1,492)	(9)
Facilities, depreciation and other allocated expenses	9,647	7,055	2,592	37
Total research & development	$47,765	$40,565	$7,200	18%

R&D expenses increased by $7.2 million for the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily attributed to increases in employee-related expenses, share-based compensation, and facilities and other allocated expenses. Increases in such expenses were primarily due to our long-term retention and incentive cash bonus awards granted to certain employees in 2016 which are dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020 and lower employee-related expense reimbursements under certain collaborative arrangements. The increase in facilities and other allocated expenses was primarily due to the extension of our lease of office and laboratory space in South San Francisco, which is amortized on a straight-line basis over the lease term.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.9 million and $7.1 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in expense reimbursements was primarily attributed to the completion of the Phase 3 program and submission of the NDA for revefenacin, a program we are co-developing with Mylan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Selling, general and administrative	$24,704	$20,786	$3,918	19%

Selling, general and administrative expenses increased by $3.9 million for the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily attributed to increases in general and administrative expenses, including employee-related expenses, share-based compensation, and external-related expenses. The increases in employee-related expenses  and share-based compensation were primarily due to our long-term retention and incentive bonus awards granted to certain employees in 2016 which are dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The increase in external-related expenses was primarily due to an increase in legal and other consulting-related expenses.

Interest Expense

Interest expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Interest expense	$2,137	$2,137	$—	—%

Interest expense for the three months ended March 31, 2018 was unchanged, compared to the same period in 2017, and was attributed to the November 2016 issuance of $230.0 million principal amount of 3.250% convertible senior notes due 2023.

Interest and Other Income, net

Interest and other income, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Interest and other income, net	$2,170	$1,030	$1,140	111%

Interest and other income for the three months ended March 31, 2018 increased by $1.1 million, compared to the same period in 2017. The increase was primarily due to $0.7 million from our share in net income of TRC which was generated by royalty payments from Trelegy Ellipta sales that began in late 2017 and a $0.4 million increase in interest income and net foreign currency gains in the current quarter.

Provision for Income Taxes

The provision for income taxes, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2018	2017	$	%
Provision for income taxes	$144	$5,383	$(5,239)	(97)%

Our effective tax rate for the three months ended March 31, 2018 was approximately (0.22)%. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. As of March 31, 2018, we had approximately $435.5 million in cash, cash equivalents, and investments in marketable securities. Also, as of March 31, 2018, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

We expect to continue to incur net losses over at least the next several years due to significant expenditures relating to our continuing drug discovery efforts, preclinical and clinical development of our current product candidates, commercialization costs relating to VIBATIV and pre-commercialization costs and, if revefenacin is approved, commercialization costs relating to revefenacin. In particular, to the extent we advance our product candidates into and through later‑stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In addition, we expect to invest strategically in our research efforts to continue to grow our development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to receive revenues from product sales and potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In addition, we recently began recognizing investment income arising from our economic interest in royalties payable by GSK to TRC. Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of VIBATIV, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

If our current operating plans or financial forecasts change, we may require additional funding sooner in the form of public or private equity offerings, debt financings or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

Without adequate financial resources to fund our operations as presently conducted, we may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence pre‑clinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. In addition, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,
(In thousands)	2018	2017	Change
Net cash provided by (used in) operating activities	$49,825	$(50,026)	$99,851
Net cash (used in) investing activities	(11,294)	(123,522)	112,228
Net cash (used in) financing activities	(1,680)	(1,216)	(464)

Cash flows provided by (used in) operating activities

Net cash provided by operating activities increased by $99.9 million primarily driven by receipt of $100.0 million upfront payment from our collaborative arrangement from Janssen. For the three months ended March 31, 2018, $49.8 million provided by operating activities consisted primarily of net loss of $65.1 million, adjusted for non-cash items such as $14.0 million for share-based compensation expense, and $100.9 million of net cash inflow related to changes in operating assets and liabilities for the three months ended March 31, 2018.

Net cash used in operating activities was $50.0 million for the three months ended March 31, 2017, consisting primarily of net loss of $65.3 million, adjusted for non-cash items such as $10.3 million for share-based compensation expense and $3.9 million of net cash inflow related to changes in operating assets and liabilities for the three months ended March 31, 2017.

Cash flows (used in) investing activities

Net cash used in investing activities was $11.3 million for the three months ended March 31, 2018, consisting of net cash outflows resulting from the purchases and maturities of marketable securities of $8.5 million and $2.8 million in cash outflow related to the acquisition of property and equipment.

Net cash used in investing activities was $123.5 million for the three months ended March 31, 2017, consisting primarily of net cash outflows resulting from the purchases and maturities of marketable securities of $122.9 million.

Cash flows (used in) financing activities

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2018,  primarily consisting of the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2017, consisting of net cash outflows of $4.0 million from the sale of shares to satisfy tax withholding obligations which was partially offset by the proceeds from employee option exercises of $2.8 million.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2018.

In 2016, we granted long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. The maximum potential expense associated with all three tranches of this program is $35.5 million related to share-based compensation expense and $52.9 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. The maximum potential total expense associated with the first and second tranche of the program is $19.8 million in share-based compensation expense and $31.8 million in cash bonus expense. We have determined that achievement of the requisite performance conditions for the first and second tranches are probable due to achievement of certain performance conditions and multiple advancements of programs within our development pipeline and, as a result, we have recognized $2.0 million in share-based compensation expense and $3.3 million in cash bonus expense for the three months ended March 31, 2018. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of March 31, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2018 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO THE COMPANY

The risks described below and elsewhere in this Annual Report on Form 10‑K and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016, we recognized losses of $65.1 million, $285.4 million and $190.7 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin) and, in anticipation of potential approval, revefenacin. In particular, to the extent we advance our product candidates into and through additional clinical studies, and particularly if we do so without a partner, we will incur substantial expenses. For example, in August 2017, we announced our decision to accelerate funding associated with the next phase of development of our intestinally restricted pan-Janus kinase (“JAK”) inhibitor program. We are also making additional investments in revefenacin in anticipation of potential approval. We incur all of the costs and expenses associated with the commercialization of VIBATIV in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, a medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, revefenacin and VIBATIV will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Other than (i) revenues from sales of VIBATIV, our only approved medicine, (ii) our economic interest in royalties from net sales of Trelegy paid to TRC, and (iii) potential payments under collaboration agreements, we do not expect to generate revenues in the immediate future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

•	lack of effectiveness of product candidates during clinical studies;
•	adverse events, safety issues or side effects relating to the product candidates or their formulation into medicines;
•	inability to raise additional capital in sufficient amounts to continue our development programs, which are very expensive;
•	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates;
•	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;
•	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;
•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines;
•	failure of our partners to advance our product candidates through clinical development;
•	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	varying regulatory requirements or interpretations of data among the US Food and Drug Administration (“FDA”) and foreign regulatory authorities; and
•	a regional disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate unless and until the FDA approves an NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

In addition, in order to market our medicines in foreign jurisdictions, we, or our collaborative partners, must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more jurisdictions may make approval in other jurisdictions more difficult. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s or other regulatory authorities’ review and approval of our and our collaborative partner’s product candidates, which would materially harm our business and financial condition and could cause the price of our securities to fall.

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

We may need to raise additional capital in the future to, among other things:

•	fund our discovery efforts and research and development programs;
•	fund our commercialization strategies for VIBATIV and any additional approved products and to prepare for potential product approvals;

•	support our independent sales and marketing organization and medical affairs team;
•	support our additional investments in revefenacin in anticipation of potential approval;
•	progress any additional product candidates into later-stage development without funding from a collaboration partner;
•	progress mid-to-late stage product candidates into later-stage development, if warranted;
•	respond to competitive pressures; and
•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our discovery efforts and research and development programs;
•	continued scientific progress in these programs;
•	the extent to which we encounter technical obstacles in our research and development programs;
•	the outcome of potential licensing or partnering transactions, if any;
•	competing technological developments;
•	the extent of our proprietary patent position in telavancin and our product candidates;
•	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
•	the scope and extent of the expansion of our sales and marketing efforts;
•	potential litigation and other contingencies; and
•	the regulatory approval process for our product candidates.

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

If we raise funds through the issuance of additional debt, including convertible debt or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. The terms of our existing 3.250% convertible senior notes due 2023 (“Notes”) do not restrict our ability to issue additional debt. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, since our Spin-Off in June 2014, we have raised an aggregate of $583.9 million through the sale of approximately 17.5 million shares and $230.0 million aggregate principal amount of Notes in a combination of private sale, public offerings and at-the-market sales. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have an exclusive development and commercialization agreement with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) for velusetrag, our internally discovered 5-HT4 agonist for the treatment of gastromotility disorders, under which we will transfer to Alfasigma global rights for velusetrag. In October 2012, we (at the time with Innoviva) also entered into a research collaboration and license agreement with Merck & Co., Inc. (“Merck”) to discover, develop and commercialize novel small molecule therapeutics for the treatment of cardiovascular disease, which Merck terminated in September 2013. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin (TD-4208). Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Under the terms of the Agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In early February 2018, we announced a global co-development and commercialization agreement with Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

We also have commercialization agreements with various partners for the commercialization of VIBATIV outside of the US, including Canada, Middle East, North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma and, since  we do not intend to commercialize VIBATIV in the EU without a partner and have been unable to secure another partner to commercialize VIBATIV in the EU, in early 2018 we withdrew VIBATIV’s EU marketing authorization.

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

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest covers various drug programs including all Trelegy Ellipta (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple) products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners.

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

Based on our review of publicly available filings, as of March 31, 2018, GSK beneficially owned approximately 17.6% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. In particular, following the approval of Trelegy Ellipta in the US and if a MABA/ICS is approved in either the US or the EU, GSK’s diligent efforts obligations under the GSK Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Before 2018, the actions GSK could have taken to acquire us were limited under our governance agreement with GSK (the “Governance Agreement”), but this agreement expired on December 31, 2017. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. If our ongoing clinical studies for our current product candidates, such as the clinical studies for our JAK inhibitor program or TD-9855 in patients with nOH, are substantially delayed or suggest that our product candidate may not be efficacious or well tolerated, we could choose to cease development of these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

Many of our current and potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development, and, more recently, commercialization, to:

•	discover and develop medicines that are superior to other products in the market;
•	attract and retain qualified personnel;
•	obtain and enforce patent and/or other proprietary protection for our medicines and technologies;
•	conduct effective clinical trials and obtain required regulatory approvals;
•	develop and effectively implement commercialization strategies, with or without collaborative partners; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV must demonstrate these advantages in certain circumstances, as it competes with vancomycin, linezolid and daptomycin, relatively inexpensive generic drugs that are manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If approved as the first once‑daily nebulized LAMA, revefenacin would be expected to compete predominantly with short‑acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

We have collaborations with a number of third parties including Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease, Mylan for the development and commercialization of a nebulized formulation of revefenacin (TD-4208), our LAMA compound, Alfasigma for velusetrag, Takeda for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program, and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV, though we have been unable to reach an agreement with a replacement partner to commercialize VIBATIV in the EU and have withdrawn the marketing authorization for VIBATIV in the EU, which will make reaching any such an agreement with respect to the EU more difficult. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

The FDA, and equivalent authorities in other countries, enforces GXPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GXPs (or other equivalent regulations outside the United States), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or equivalent authorities in other countries, or we, the FDA, or equivalent authorities in other countries may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and cause the price of our securities to fall.

We rely on a single source of supply for a number of our product candidates, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have limited in-house production capabilities for preclinical and clinical study purposes, and depend primarily on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into acceptable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay preclinical and clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

In addition, our US operating subsidiary’s facility and most of its employees are located in northern California, headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market is intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities and the price of our securities could fall.

Global health and economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to the decision by the United Kingdom to initiate the formal procedure of withdrawal from the EU (often referred to as “Brexit”), current economic challenges in Asia and other disruptions to global and regional economies and markets.

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

Our US operating subsidiary’s facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our US operating subsidiary’s facility is located in the San Francisco Bay Area near known earthquake fault zones and therefore will be vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods, communications failures and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our research activities and of much of our equipment could make it difficult and costly for us to recover from this type of disaster. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition, which could cause the price of our securities to fall.

VIBATIV has not been broadly accepted by physicians, patients, third-party payors, or the medical community in general, and we may never generate significant revenue or profits from VIBATIV.

The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin (which accounts for a substantial majority of patient treatment days), linezolid and daptomycin, all relatively inexpensive generic drugs that are manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. To date, VIBATIV has not been broadly accepted by physicians, patients, third-party payors, or the medical community in general, we believe primarily due to the availability of low cost generic antibiotic products such as vancomycin and daptomycin. Although we continue to view VIBATIV as an important medicine to treat serious infections in very sick patients and we intend to continue to support the product,  given the challenges we have faced commercializing VIBATIV in a highly competitive environment against generic drugs, we have reduced and are closely managing our overall spending related to the product. In the future, if we are unable to demonstrate to physicians, patients, hospitals, healthcare systems third-party payors and the medical community in general that, based on experience, clinical data, side effect profiles and other factors, VIBATIV is a preferred injectable treatment for treating the infections for which it is indicated, we may never generate significant revenue or profits from VIBATIV.

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

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining cGMP compliance, we may not be able to obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We currently have sufficient quantities of VIBATIV drug product on hand to meet our anticipated needs until approximately the fourth quarter of 2019. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. Pfizer received an FDA warning letter relating to a 2016 inspection of this facility and was notified that the FDA has upgraded the status of the facility to Voluntary Action Indicated (VAI) in early 2018. None of the lots cited in the warning letter were manufactured VIBATIV drug product. We are also planning to have additional VIBATIV drug product manufactured for us at this facility in 2018. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product could adversely affect the commercialization of VIBATIV and our obligations to our partners. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners. If either of these were to occur, our business would be harmed.

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

In addition, patients receive a medication guide with each course of antibiotic use in connection with the approved labeling for VIBATIV. Further, the VIBATIV labeling for hospital-acquired and ventilator associated bacterial pneumonia (“HABP/VABP”) specifies that VIBATIV should be reserved for use when alternative treatments are not suitable. These restrictions add complexity to the marketing of VIBATIV.

The FDA has also required that we evaluate the safety of VIBATIV use during pregnancy by developing and maintaining a prospective, observational pregnancy exposure registry study conducted in the United States. This postmarketing study remains ongoing and will continue through the end of 2019.

Under the Pediatric Research Equity Act (PREA), the FDA also requires that we conduct two pediatric pharmacokinetic studies, one Phase 3 randomized, comparator-controlled study in pediatric patients with Gram-positive infections, as well as a study gathering data regarding the treatment of cSSSI in pediatric patients. If we are unable to meet the applicable deadlines for any of these studies, FDA may issue us a non-compliance letter, to which will be required to respond within 45 days.  FDA's non-compliance letter and our response will be posted publicly on the FDA website.  If we continue to be unable to meet our deadlines, FDA may deem VIBATIV to be misbranded and, on that basis, VIBATIV could be subject to injunction proceedings or seizure by FDA.

The manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for the approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the US or overseas or at a contract manufacturer’s facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the US Department of Health and Human Services (“OIG”) and other regulatory bodies with respect to VIBATIV, as well as governmental authorities in those foreign countries in which any of our product candidates are approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

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

Under Section 7874 of the Code, a corporation created or organized outside the US will be treated as a US corporation for US federal tax purposes if (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a US corporation, (ii) the former shareholders of the acquired US corporation hold at least 80% of the vote or value of the shares of the foreign acquiring corporation by reason of holding stock in the US acquired corporation, and (iii) the foreign corporation’s “expanded affiliated group” does not have “substantial business activities” in the foreign corporation’s country of incorporation relative to its expanded affiliated group’s worldwide activities. For this purpose, “expanded affiliated group” generally means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the stock by vote and value, and “substantial business activities” generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located and derived, respectively, in the country of incorporation.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2017, and we do not expect to be a PFIC for the foreseeable future.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2017, we do not believe that our Company is a PFIC during these three years. We do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma R&D, Inc. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

On March 3, 2014, in connection with the Spin-Off, we, Innoviva and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Innoviva and GSK entered into the Master

Agreement which, among other things, requires GSK’s consent to make any changes to (A) a Separation and Distribution Agreement and ancillary agreements that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (B) the TRC Limited Liability Company Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC Limited Liability Company Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC Limited Liability Company Agreement. We and GSK also entered into (i) the Governance Agreement that expired on December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Innoviva under the GSK Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK’s interests may not be aligned with the interests of our business or our other shareholders.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2018, we owned 466 issued United States patents and 1,979 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

These obligations will be further substantiated with the entry into force of the General Data Protection Regulation on May 25 2018. Switzerland has adopted similar restrictions. Data protection authorities from the different EU Member States may interpret the applicable laws differently, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with the applicable data protection laws. In particular, as we rely on services providers processing personal data of subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws.

Although there are legal mechanisms to allow for the transfer of personal data from the EEA to the US, a decision of the European Court of Justice in the Schrems case (Case C-362/14 Maximillian Schrems v. Data Protection Commissioner) that invalidated the safe harbor framework has increased uncertainty around compliance with EU privacy law requirements. As a result of the decision, it was no longer possible to rely on the safe harbor certification as a legal basis for the transfer of personal data from the EU to entities in the US. On February 29, 2016, however, the European Commission announced an agreement with the United States Department of Commerce (DOC) to replace the invalidated Safe Harbor framework with a new EU-US “Privacy Shield.” On July 12, 2016, the European Commission adopted a decision on the adequacy of the protection provided by the Privacy Shield. The Privacy Shield is intended to address the requirements set out by the European Court of Justice in its ruling by imposing more stringent obligations on companies, providing stronger monitoring and enforcement by the DOC and Federal Trade Commission, and making commitments on the part of public authorities regarding access to information. US companies have been able to certify to the US Department of Commerce their compliance with the privacy principles of the Privacy Shield since August 1, 2016.

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

Moreover, certain legislative changes to and regulatory changes under the Health Reform Act have occurred in the 115th US Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional legislative changes to and regulatory changes under the Health Reform Act remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the Healthcare Reform Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on our ability to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make VIBATIV available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of approximately $200,000 for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

Under Section 703 of the National Defense Authorization Act for FY 2008, we are required to pay quarterly rebates to DoD on utilization of innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries. The rebates are calculated as the difference between the annual Non-FAMP and FCP for the calendar year that the product was dispensed. If we overcharge the government in connection with the FSS contract or Tricare Retail Pharmacy Rebate Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and any response to government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

•

Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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
•

any adverse developments or results or perceived adverse developments or results with respect to our key clinical programs for example, our JAK inhibitor program or TD-9855 including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

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

Based on our review of publicly available filings, as of March 31, 2018 GSK beneficially owned approximately 17.6% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 7.1% of our outstanding ordinary shares. Based on our review of publicly available filings, as of March 31, 2018 our three largest shareholders other than GSK collectively owned approximately 53.1% of our outstanding ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Janssen Biotech, Inc. dated as of February 5, 2018	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

*     Confidential treatment has been requested for certain portions which are omitted in the copy of the exhibit electronically filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to Theravance Biopharma, Inc.'s application for confidential treatment.

(1)

The certifications provided as Exhibit 32 are being furnished to accompany the Report pursuant to 18 U.S.C. Section 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: May 9, 2018	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2018	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)