Form 10-Q
period 2018-06-30
Theravance Biopharma, Inc.
filed 2018-08-02
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of July 31, 2018, the number of the registrant’s outstanding ordinary shares was 55,104,127.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$103,854	$88,980
Short-term marketable securities	249,049	259,586
Accounts receivable, net of allowances of $1,299 and $992 at June 30, 2018 and December 31, 2017, respectively	3,434	2,253
Receivables from collaborative arrangements	3,865	7,109
Prepaid taxes	944	291
Other prepaid and current assets	7,641	3,700
Inventories	17,906	16,830
Total current assets	386,693	378,749
Property and equipment, net	10,677	10,157
Long-term marketable securities	18,252	41,587
Tax receivable	3,143	8,191
Restricted cash	833	833
Other assets	1,766	1,883
Total assets	$421,364	$441,400

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,644	$5,924
Accrued personnel-related expenses	12,150	24,136
Accrued clinical and development expenses	14,508	20,657
Other accrued liabilities	8,700	11,710
Deferred revenue	54,478	125
Total current liabilities	93,480	62,552
Convertible senior notes, net	224,282	223,746
Deferred rent	6,670	3,668
Long-term deferred revenue	34,220	1,436
Other long-term liabilities	28,325	34,820
Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 55,104 and 54,381 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	937,437	913,650
Accumulated other comprehensive loss	(525)	(733)
Accumulated deficit	(902,526)	(797,740)
Total shareholders’ equity	34,387	115,178
Total liabilities and shareholders’ equity	$421,364	$441,400

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue:
Product sales	$5,361	$3,474	$9,040	$6,524
Revenue from collaborative arrangements	18,115	35	22,755	72
Total revenue	23,476	3,509	31,795	6,596

Costs and expenses:
Cost of goods sold (Note 7)	(1,448)	1,364	(622)	1,929
Research and development (1)	48,621	42,927	96,386	83,492
Selling, general and administrative (1)	25,007	24,339	49,711	45,125
Total costs and expenses	72,180	68,630	145,475	130,546

Loss from operations	(48,704)	(65,121)	(113,680)	(123,950)
Income from investment in TRC, LLC (Note 6)	1,949	—	2,635	—
Interest expense	(2,137)	(2,137)	(4,274)	(4,274)
Interest and other income, net	1,284	1,425	2,768	2,455
Loss before income taxes	(47,608)	(65,833)	(112,551)	(125,769)
Provision for income tax (benefit) (Note 9)	(6,790)	454	(6,646)	5,837
Net loss	$(40,818)	$(66,287)	$(105,905)	$(131,606)

Net loss per share:
Basic and diluted net loss per share	$(0.76)	$(1.27)	$(1.98)	$(2.53)
Shares used to compute basic and diluted net loss per share	53,799	52,255	53,529	51,938

Net unrealized gain on available-for-sale investments	329	24	208	5
Total comprehensive loss	$(40,489)	$(66,263)	$(105,697)	$(131,601)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Research and development	$6,904	$4,917	$13,463	$10,018
Selling, general and administrative	6,951	5,481	14,390	10,649
Total share-based compensation expense	$13,855	$10,398	$27,853	$20,667

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net loss	$(105,905)	$(131,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,690	2,059
Share-based compensation	27,853	20,667
Reversal of inventory purchase commitment liability	(2,250)	—
Inventory write-down	—	642
Undistributed earnings from investment in TRC, LLC	(1,633)	—
Other	(21)	262
Changes in operating assets and liabilities:
Accounts receivable	(1,181)	(700)
Receivables from collaborative arrangements	3,244	3,758
Other prepaid and current assets	(2,963)	(2,069)
Inventories	(351)	(497)
Tax receivable	5,092	—
Other assets	(41)	(128)
Accounts payable	(2,311)	4,798
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(19,049)	2,905
Deferred rent	3,002	(516)
Deferred revenue	88,256	15
Other long-term liabilities	(5,144)	5,859
Net cash used in operating activities	(11,712)	(94,551)

Investing activities
Purchases of property and equipment	(3,865)	(1,325)
Purchases of marketable securities	(101,912)	(231,991)
Maturities of marketable securities	136,428	120,970
Proceeds from the sales of fixed assets	17	—
Net cash provided by (used in) investing activities	30,668	(112,346)

Financing activities
Proceeds from ESPP purchases	2,742	2,657
Proceeds from option exercises	81	5,320
Repurchase of shares to satisfy tax withholding	(6,905)	(6,163)
Net cash (used in) provided by financing activities	(4,082)	1,814

Net increase (decrease) in cash, cash equivalents, and restricted cash	14,874	(205,083)
Cash, cash equivalents, and restricted cash at beginning of period	89,813	345,542
Cash, cash equivalents, and restricted cash at end of period	$104,687	$140,459

Supplemental disclosure of cash flow information
Cash paid for interest	$3,738	$3,717
Cash received from income taxes, net	$(4,455)	$(2,985)

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

Basis of Presentation

Our condensed consolidated financial information as of June 30, 2018, and the three and six months ended June 30, 2018 and 2017 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2017 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018.

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

Effective January 1, 2018, we adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changed the presentation of restricted cash and cash equivalents on the condensed consolidated statement of cash flows. Restricted cash balances are now included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the condensed consolidated statements of cash flows. To conform to the presentation under ASU 2016-18, we revised the amounts previously reported on the condensed consolidated statements of cash flows for the comparable prior year period.

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

Allowance for Doubtful Accounts: We record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2018, there was no allowance for doubtful accounts related to customer payments.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2018.

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$947	$2,291
Provision related to current period sales	3,571	393	249	4,213
Adjustment related to prior period sales	(80)	85	(449)	(444)
Credit or payments made during the period	(3,184)	(453)	(80)	(3,717)
Balance at June 30, 2018	$1,299	$377	$667	$2,343

We adopted ASC 606 on January 1, 2018 using the modified retrospective method. Our prior periods remain reported under ASC 605. Our revenue recognition policy under ASC 605 for the comparative 2017 periods is included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Collaborative Arrangements

We enter into collaborative arrangements with partners that fall under the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, we may analogize to ASC 606 for some aspects of the arrangements. We analogize to ASC 606 for certain activities within the collaborative arrangement for the delivery of a good or service (i.e., a unit of account) that is part of our ongoing major or central operations.

The terms of our collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against R&D expenses. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaboration partner which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Up-front Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing collaboration revenue from the allocated transaction price. For example, when we receive up-front fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress. We evaluate the measure of progress each at reporting period and, if necessary, adjust the measure of performance and related revenue or expense recognition as a change in estimate.

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

Reimbursement, cost-sharing and profit-sharing payments: Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses or participate in the cost sharing of such R&D expenses. Such reimbursements and cost sharing arrangements have been reflected as a reduction of R&D expense in our condensed consolidated statements of operations, as we do not consider performing research and development services for reimbursement to be a part of our ongoing major or central operations. Therefore, the reimbursement or cost sharing of research and development services are recorded as a reduction of R&D expense.

Under the terms of our collaboration agreement with Mylan Ireland Limited (“Mylan”) for revefenacin, including YUPELRITM inhalation solution, we are also entitled to a share of US profits and losses (65% Mylan/35% Theravance Biopharma) received in connection with commercialization of YUPELRI, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). If and when YUPELRI is approved, we expect that Mylan will be the principal in the sales transaction and will record the product sales.  For the periods presented, our share of the losses under a co-promote arrangement are recorded within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. See “Note 3. Collaborative Arrangements” for additional information about our collaboration agreement with Mylan.

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

For the three and six months ended June 30, 2018 and 2017, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Share issuances under equity incentive plans and ESPP	5,383	2,674	4,622	2,958
Restricted shares	4	26	4	26
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	12,063	9,376	11,302	9,660

In addition, there were 978,750 and 1,305,000 shares that are subject to performance‑based vesting criteria which have been excluded from the ordinary equivalent shares table above as of June 30, 2018 and 2017, respectively.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized revenues from our collaborative arrangements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Janssen	$7,566	$—	$12,179	$—
Alfasigma	10,533	—	10,533	—
Other	16	35	43	72
Total revenue from collaborative arrangements	$18,115	$35	$22,755	$72

The change from our legacy revenue policy, under ASC 605, had no material impact on our collaboration revenue for the three and six months ended June 30, 2018, which would have been $18.1 million and $22.8 million, respectively.

Changes in Deferred Revenue Balances

We recognized the following revenue from collaborative arrangements as a result of changes in our deferred revenue balance during the periods below:

Three Months Ended
June 30,
(In thousands)	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$16
Performance obligations satisfied in previous period	—

Six Months Ended
June 30,
(In thousands)	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$32
Performance obligations satisfied in previous period	—

Mylan

Development and Commercialization Agreement

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration (the “Mylan Agreement”) for the development and, subject to regulatory approval, commercialization of revefenacin, our investigational LAMA in development under the proposed brand name YUPELRITM inhalation solution as a nebulized, once-daily single-agent for the treatment of COPD. We entered into this collaboration to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV.

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

As of June 30, 2018, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI, which is a monotherapy, and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”).

The Mylan Agreement is considered to be within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Under the terms of the Mylan Agreement, Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, we do not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

We analogized to ASC 606 for the accounting for two performance obligations: (1) delivery of the license to develop and commercialize revefenacin; and (2) joint steering committee participation. We determined the license to be distinct from the joint steering committee participation. We further determined that the transaction price under the arrangement was comprised of the following: (1) $15.0 million up-front license fee received in 2015; (2) $4.2 million premium related to the ordinary share purchase agreement received in 2015; and (3) $15.0 million milestone for 50% enrollment in the Phase 3 twelve-month safety study received in 2016. The total transaction price of $34.2 million was allocated to the two performance obligations based on our best estimate of the relative stand-alone selling price. For the delivery of the license, we based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential. For the committee participation, we based the stand-alone selling price on the average compensation of our committee members estimated to be incurred over the performance period. We expect to recognize collaboration revenue from the committee participation ratably over the performance period of approximately seventeen years.

The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of our evaluation of the development and regulatory milestones constraint, we determined that the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within our control and uncertain at this stage. We expect that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. We will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

We are also entitled to a share of US profits and losses (65% Mylan/35% Theravance Biopharma) received in connection with commercialization of YUPELRI, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). We expect that Mylan will be the principal in the sales transaction and will record the product sales. Under a co-promote arrangement with Mylan, we record our 35% share of expenses based on collaboration activities to prepare for a potential product launch. Until YUPELRI is approved and we have recognized a profit under the agreement, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. Our 35% share of profits related to the commercialization of YUPELRI will be recognized as collaboration revenue. For the cost-sharing and profit-sharing activities, we do not analogize to ASC 606. We consider these activities to be collaborative activities under the scope of ASC 808, and we will recognize the shared profits and losses in the periods that such profits and losses occur, following the implementation guidance in ASC 808. For the three and six months ended June 30, 2018, we recognized $1.3 million and $1.7 million, respectively, in collaboration loss under the YUPELRI co-promote arrangement with Mylan.

As of June 30, 2018, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheet under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation and will be recognized as collaboration revenue over the course of the remaining performance period of approximately fourteen years. For the three and six months ended June 30, 2018, we recognized $6,000 and $12,000, respectively, in collaboration revenue from the recognition of previously deferred revenue under the Mylan collaborative arrangement.

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

The Janssen Agreement is considered to be within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. We evaluated the terms of the Janssen Agreement and have analogized to ASC 606 for the research and development activities to be performed through the initial Phase 2 development period of the collaborative arrangement that are considered to be part of our ongoing major or central operations. Using the concepts of ASC 606, we have identified research and development activities as our only performance obligation. We further determined that the transaction price under the arrangement was the $100.0 million upfront payment which was allocated to the single performance obligation.

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

For the three and six months ended June 30, 2018, we recognized $7.6 million and $12.2 million, respectively, as revenue from collaboration agreements related to the Janssen Agreement. The remaining transaction price of $87.8 million was recorded in deferred revenue on the condensed consolidated balance sheet and is expected to be recognized as collaboration revenue as the research and development services are delivered over the Phase 2 period. Collaboration revenue is recognized for the research and development services based on a measure of our efforts toward satisfying a performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). In future reporting periods, we will reevaluate our estimates related to our efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

In April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag, and we elected not to pursue further development of velusetrag. As a result, we will transfer global rights for velusetrag to Alfasigma under the terms of the existing collaboration agreement. We received a $10.0 million option exercise fee from Alfasigma, and we are eligible to receive future potential development, regulatory and sales milestone payments of up to $26.8 million, and tiered royalties on global net sales ranging from high single digits to the mid-teens.

The Alfasigma Agreement is considered to be within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. We have historically received reimbursements related to R&D services performed under the Alfasigma Agreement. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are accounted for as reductions to R&D expense. For this unit of account, we do not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

In April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag and paid us a total of $11.0 million, comprised of the $10.0 option exercise fee and a $1.0 million non-refundable reimbursement. We analogized to ASC 606 for the delivery of the following identified performance obligations: (i) delivery of the velusetrag license; (ii) transfer of technical know-how; (iii) delivery of clinical study reports (“CSRs”); (iv) delivery of registration batches, including drug substances; and (v) joint steering committee participation. We determined that all of the five performance obligations were distinct, and we allocated the transaction price based on the estimated stand-alone selling prices of each of the performance obligations. The stand-alone selling price of the license was based on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential.

We determined that as any potential development or regulatory milestones were determined to be fully constrained as prescribed under ASC 606. As part of our evaluation of this variable consideration constraint, we determined that the potential payments are contingent upon development and regulatory milestones that are uncertain and are highly susceptible to factors outside of our control. In addition, we expect that any consideration related to sales-based milestones would be recognized when the subsequent sales occur.

For the three and six months ended June 30, 2018, we recognized $10.5 million as revenue from collaboration agreements related to the Alfasigma collaborative arrangement. The remaining transaction price of $0.5 million was recorded in deferred revenue on the condensed consolidated balance sheet and is expected to be recognized as collaboration revenue over approximately the next four years.

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

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Mylan	$1,395	$4,768	$3,245	$11,857
Other	—	4	—	41
Total reduction to R&D expense	$1,395	$4,772	$3,245	$11,898

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2018	2017
Cash and cash equivalents	$103,854	$139,626
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$104,687	$140,459

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

Available‑for‑sale securities are summarized below:

		June 30, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$78,912	$—	$(263)	$78,649
US government agency securities	Level 2	22,614	—	(35)	22,579
Corporate notes	Level 2	99,684	4	(232)	99,456
Commercial paper	Level 2	89,584	—	—	89,584
Marketable securities		290,794	4	(530)	290,268
Money market funds	Level 1	64,783	—	—	64,783
Total		$355,577	$4	$(530)	$355,051

		December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$89,896	$—	$(342)	$89,554
US government agency securities	Level 2	50,891	—	(113)	50,778
Corporate notes	Level 2	141,226	2	(280)	140,948
Commercial paper	Level 2	19,893	—	—	19,893
Marketable securities		301,906	2	(735)	301,173
Money market funds	Level 1	69,055	—	—	69,055
Total		$370,961	$2	$(735)	$370,228

As of June 30, 2018, all of the marketable securities had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately five months. There were no transfers between Level 1 and Level 2 during the periods presented and there have been no changes to our valuation techniques during the three and six months ended June 30, 2018.

In general, we invest in debt securities with the intent to hold such securities until maturity at par value. We do not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities, as of June 30, 2018, were temporary in nature and primarily due to increases in short-term borrowing rates in the capital markets. There were no material unrealized losses on investments which have been in a loss position for more than twelve months as of June 30, 2018.

As of June 30, 2018, our accumulated other comprehensive loss on our condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. During the three and six months ended June 30, 2018, we did not sell any of our marketable securities.

Long-term Debt Fair Value

We have $230.0 million of 3.250% convertible senior notes (“Notes”) outstanding as of June 30, 2018 with an estimated fair value of $225.8 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of June 30, 2018. The inputs to determine fair value of the Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

6. Theravance Respiratory Company, LLC

Prior to the spin-off from Innoviva (the “Spin-Off”), our former parent company, Innoviva, assigned to Theravance Respiratory Company, LLC (“TRC”), a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Through our 85% equity interests in TRC, we are entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC. The drug programs assigned to TRC include Trelegy Ellipta and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

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

We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable‑interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized in our consolidated financial statements under the equity method of accounting, and the value of our equity investment in TRC was not material for the periods presented.

For the three and six months ended June 30, 2018, we recognized $1.9 million and $2.6 million, respectively, in income from our investment in TRC which was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta. There was no income from TRC in the comparable prior year period.

7. Inventories

Inventory consists of the following:

	June 30,	December 31,
(In thousands)	2018	2017
Raw materials	$10,579	$11,729
Work-in-process	3,349	66
Finished goods	3,978	5,035
Total inventories	$17,906	$16,830

We assess our inventory levels each reporting period in consideration of the risk of product expiration. In evaluating the sufficiency of our inventory reserves or liabilities for firm purchase commitments, we also take into consideration our firm purchase commitments for future inventory production. In the fourth quarter of 2017, we accrued a $2.3 million liability related to excess inventory purchase commitments based on our expected purchase obligations at the time. For the three months ended June 30, 2018, we reversed the expense related to the $2.3 million purchase commitment liability due to the waiver of our minimum purchase commitment by our third-party manufacturer, and the $2.3 million adjustment is included within costs of goods sold on the condensed consolidated statements of operations.

8.  Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2018	2017	2018	2017
Research and development	$6,904	$4,917	$13,463	$10,018
Selling, general and administrative	6,951	5,481	14,390	10,649
Total share-based compensation expense	$13,855	$10,398	$27,853	$20,667

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of June 30, 2018, there were 978,750 performance-contingent RSAs and 101,250 performance-contingent RSUs outstanding. As of June 30, 2017, there were 1,305,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

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

As of June 30, 2018, the performance conditions associated with the first tranche of these awards were completed, and, as a result, we recognized $0.6 million and $1.8 million of share-based compensation expense for the three and six months ended June 30, 2018, respectively, associated with these awards. For the three and six month ended June 30, 2017, we recognized $0.5 million and $0.9 million, respectively, of share-based compensation expense related to the first tranche of these awards.

For the three and six months ended June 30, 2018, we recognized $0.9 million and $1.7 million, respectively, of share-based compensation expense related to our assessment of the probability that the performance conditions associated with the second tranche of these awards was considered to be probable of vesting. As of June 30, 2017, the second tranche was not considered probable of vesting, and as of June 30, 2018 and 2017, we determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to the third tranche has been recognized to date.

The maximum potential expense associated with the remaining second and third tranches could be up to $21.4 million (allocated as $8.0 million for research and development expense and $13.4 million for selling, general and administrative expense) if the performance conditions for the second and third tranches are achieved.

In the third quarter of 2017, the Compensation Committee approved the grant of 50,000 performance contingent RSUs to a newly appointed member of senior management. The RSUs have dual triggers of vesting based upon the achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued employment. Share-based compensation expense related to this grant is broken into two separate tranches and recognized when the associated performance goals are deemed to be probable of achievement. The maximum expense associated with the first tranche is $0.8 million. In 2017, we recognized $0.4 million in share-based compensation expense as we determined that the performance conditions associated with the first tranche was probable of vesting, and during the three months ended March 31, 2018, we recognized the remaining $0.4 million of share-based compensation expense as the performance conditions associated with the first tranche of this award were met.  We have determined that the second tranche was not probable of vesting as of June 30, 2018 and, as a result, no compensation expense related to the second tranche has been recognized to date.

9. Income Taxes

The income tax provision was a $6.8 million benefit and $6.6 million benefit for the three and six months ended June 30, 2018, respectively. The benefit recorded in the income tax provision was primarily due to recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits, offset by a tax benefit arising from an updated estimate of a tax filing position to be reported in our tax returns filed in 2018. No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of June 30, 2018, our deferred tax assets were offset in full by a valuation allowance.

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

The changes included in the Tax Act are broad and complex. The final transition impact of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impact, including impact from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. For example, one area where we are waiting on further guidance before finalizing our conclusion as to the impact of the Tax Act on our deferred tax assets and liabilities is the transition rules with respect to the tax deductibility of executive compensation. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. For the three and six months ended June 30, 2018, we did not adjust or include any previously assessed Tax Act effect in our quarterly tax provision. We currently anticipate finalizing and recording any resulting adjustments by December 22, 2018.

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

In addition, we have an economic interest in future payments that may be made by Glaxo Group or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. relating to certain programs, including Trelegy Ellipta.

Program Highlights

Intestinally Restricted Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis, and ulcerative colitis and have demonstrated therapeutic benefit for patients with Crohn’s disease. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, intestinally restricted pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease. TD-1473 is our lead intestinally restricted pan-JAK inhibitor that is progressing into multiple clinical studies in 2018, as further described below. TD-3504 is a back-up compound that has successfully completed Phase 1 studies in healthy volunteers. Development of TD-3504 has been paused, consistent with the strategy we generally apply to back-up compounds and due to our significant investments in TD-1473.

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

Phase 1b Study

In late 2016, we announced dosing of the first patient in a Phase 1b clinical study of TD-1473 in patients with moderate to severe ulcerative colitis. The Phase 1b exploratory study in 40 patients was designed to evaluate the safety, tolerability, and pharmacokinetics (PK) of TD-1473 over a 28-day treatment period. In addition, the study incorporated biomarker analysis and clinical, endoscopic, and histologic assessments to evaluate biological effect.

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

In early August 2018, we announced the completion of the Phase 1b study of TD-1473 in ulcerative colitis. Results from the full dataset demonstrated that rates of clinical response were higher on all active doses (20, 80, 270 mg) compared with placebo using both partial and total Mayo endpoints, with greatest effect seen at the 270 mg dose. Rectal bleeding scores improved above placebo at the 80 and 270 mg doses. Endoscopic improvements and mucosal healing were reported in all active arms, and none were reported in the placebo arm. Additionally, plasma levels were low and consistent with data from healthy volunteers. TD-1473 was generally well tolerated at all doses. Full results from the Phase 1b study will be presented at a future medical meeting.

Following positive results from the Phase 1b study and recently completed dialogues with the US Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) regarding study design, we plan to initiate a Phase 2b/3 induction and maintenance study in ulcerative colitis in the fourth quarter of 2018. In addition, we plan to initiate a Phase 2 induction study in Crohn’s disease in the third quarter of 2018.

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

TD‑9855

TD-9855 is an investigational, once-daily norepinephrine and serotonin reuptake inhibitor (“NSRI”) being developed for the treatment of patients with symptomatic neurogenic orthostatic hypotension (“nOH”). The compound has high affinity for binding to norepinephrine and serotonin transporters. By blocking the action of these transporters, TD-9855 causes an increase in extracellular concentrations of norepinephrine and serotonin.

In May 2016, we initiated a Phase 2 study of TD-9855 in nOH. The initial study design of the Phase 2 trial consisted of two parts. Part A, a single ascending dose study, with doses ranging from 1 mg up to 20 mg based on patient response, was designed to evaluate impact on blood pressure and standing time for TD-9855 as compared to placebo. Part B, a double-blind, single dose study was designed to evaluate impact on blood pressure and standing time for TD-9855 as compared to placebo. Based on encouraging treatment responses in the first part of the study, we amended the study design to allow responders to continue dosing for up to 20 weeks to assess the durability of their response (Part C). Part C, an open label extension to Part A, was designed to evaluate improvement in patients’ symptoms and impact on blood pressure. Responders in Part A were eligible to enroll in Part C at up to their highest tolerated Part A dose, which included 5 mg, 10 mg and 20 mg. The primary endpoint of the study was measured after four weeks, although patients can continue to receive medication for up to five months. We believe the ability to demonstrate a durable effect in nOH with TD-9855 could lead to significant benefits for patients over existing therapy.

In early August 2018, we announced positive top-line four week data from the Phase 2 trial of TD-9855 for the treatment of nOH. Top-line results from the study included durable improvements in patients’ disease symptom severity after four weeks of treatment with TD-9855, as measured by Orthostatic Hypotension Symptom Assessment Question #1 (“OHSA #1”). OSHA #1 is a measure of dizziness, lightheadedness, or the sensation of being about to black out. Patients treated in the extension phase of the study showed a mean symptom improvement of 2.4 points at four weeks. Importantly, mean symptom improvement was greatest (3.8 points) in nOH patients who reported dizziness symptoms (OHSA #1 > 4) at baseline. Additionally, TD-9855 consistently increased systolic blood pressure (“SBP”), including clinically meaningful increases in standing SBP at the three-minute assessment on all weekly clinic visits. TD-9855 was generally well tolerated, with no new safety findings attributable to drug observed in the study. Based on positive top-line four-week results from the Phase 2 study and recently completed discussions with the FDA regarding the Phase 3 clinical design, we plan to progress TD-9855 into a registrational Phase 3 program in nOH in late 2018 or early 2019.

YUPELRITM (revefenacin) Inhalation Solution

Revefenacin is an investigational long-acting muscarinic antagonist (“LAMA”) under regulatory review as a nebulized, once-daily single-agent for the treatment of COPD under the proposed brand name YUPELRITM inhalation solution, with an FDA PDUFA target action date in November of 2018. We believe that YUPELRI may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates there is an enduring population of COPD patients in the US that either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. YUPELRI has the potential to be a best-in-class once-daily single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of revefenacin, together with its physical characteristics, suggest that this LAMA could also serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler (“MDI/DPI”) products.

Mylan Collaboration

In January 2015, Mylan Ireland Limited (“Mylan”) and we established a strategic collaboration for the development and, subject to regulatory approval, commercialization of revefenacin. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting where we currently market VIBATIV. Mylan funded the Phase 3 development program of YUPELRI, enabling us to advance other high value pipeline assets alongside YUPELRI.

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we are co-developing YUPELRI for COPD and other respiratory diseases. We are leading the US Phase 3 development program, and Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs will be shared. If a product developed under the collaboration is approved in the US, Mylan will lead commercialization, and we retain the right to co-promote the product in the US under a profit and loss sharing arrangement (65% Mylan/35% Theravance Biopharma). Currently, we plan to co-promote YUPELRI with Mylan in the US, and we are working diligently, together with Mylan, to prepare for the anticipated launch. Outside the US (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in early February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of June 30, 2018, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI, which is a monotherapy, and $45.0 million for future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). We do not expect to earn any milestone payments from Mylan in 2018.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product. In China, we retain all rights to revefenacin in any dosage form.

Phase 3 Study in COPD and NDA Submission

In September 2015, we announced, with our partner Mylan, the initiation of the Phase 3 development program for YUPELRI for the treatment of COPD. The Phase 3 development program included two replicate three-month efficacy studies and a single twelve-month safety study. The two efficacy studies examined two doses (88 mcg and 175 mcg) of YUPELRI inhalation solution administered once-daily via nebulizer in patients with moderate to severe COPD. The Phase 3 efficacy studies were replicate, randomized, double-blind, placebo-controlled, parallel-group trials designed to provide pivotal efficacy and safety data for once-daily YUPELRI over a dosing period of 12 weeks, with a primary endpoint of trough forced expiratory volume in one second (FEV1) on day 85. The Phase 3 safety study was an open-label, active comparator study of 12 months duration.

In October 2016, we announced positive top-line results from the two replicate Phase 3 efficacy studies of YUPELRI in more than 1,200 moderate to very severe COPD patients, and in May and November 2017 we reported additional data from these studies. Both Phase 3 efficacy studies met their primary endpoints, demonstrating statistically significant improvements over placebo in trough FEV1 after 12 weeks of dosing for each of the YUPELRI doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of YUPELRI were generally well-tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In July 2017, we announced positive top-line results from the twelve-month safety study in more than 1,000 COPD patients. Data demonstrated that both the 88 mcg and 175 mcg doses of YUPELRI were generally well-tolerated, with low rates of adverse events (AEs) and serious adverse events (SAEs), comparable to those seen with the active comparator. Together, the three studies enrolled approximately 2,280 patients.

In November 2017, we submitted to the FDA for filing a NDA for YUPELRI supported by data from the two replicate Phase 3 efficacy studies and twelve-month safety study. In January 2018, the FDA accepted the NDA for filing and assigned a PDUFA target action date of November 13, 2018.

Phase 3b PIFR Study

In March 2017, we initiated a Phase 3b study of YUPELRI in patients with suboptimal peak inspiratory flow rate (“PIFR”). This study is not required for NDA approval and was designed to support commercialization, if YUPELRI is approved. The purpose of the study was to assess whether nebulized YUPELRI was superior to handheld tiotropium (dosed via the Handihaler® device) in a broad population of COPD patients with suboptimal PIFR. The primary endpoint was improvement in lung function, as measured by trough forced expiratory volume in one second (FEV1) after 4 weeks of treatment.

The PIFR study was completed in the first quarter of 2018. In the overall population of approximately 200 moderate to very severe (GOLD Stage 2/3/4) COPD patients, we saw numerical improvements for YUPELRI over tiotropium, but these improvements were not statistically significant, and as a result the study failed to meet the predefined threshold for superiority. In the pre‑specified subgroup of severe and very severe (GOLD 3/4) COPD patients, which represented approximately 80% of the patients in the study, YUPELRI demonstrated nominally statistically significant and clinically relevant improvements in trough FEV1 versus tiotropium. Data generated in the study provide important insights to inform future potential studies of YUPELRI in COPD patients with suboptimal PIFR. YUPELRI was well tolerated in this study, with no new safety issues identified. The Company plans to publish the results from this study in a future medical meeting or publication.

Velusetrag (TD‑5108)

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor. In 2012, we partnered with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) in the development of velusetrag and its commercialization in certain countries. In April 2014, we announced top-line results from the initial Phase 2 proof-of-concept study under this partnership, which evaluated gastric emptying, safety and tolerability of multiple doses of velusetrag.

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

In late April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag. As a result, we received a $10.0 million option fee. Additionally, we elected not to pursue further development of velusetrag, based on our planned pipeline investments and in light of the current FDA requirement that a chronically administered gastroparesis product in this class complete a large Phase 3 safety study. Global rights to develop, manufacture and commercialize velusetrag have transferred to Alfasigma under the terms of the existing collaboration agreement. Also under the terms of the collaboration with Alfasigma, we are entitled to receive future potential development, regulatory and commercial milestone payments of up to $26.8 million, and tiered royalties on global net sales ranging from high single digits to the mid-teens.

VIBATIV® (telavancin)

VIBATIV is a bactericidal, once-daily injectable antibiotic to treat patients with serious, life-threatening infections due to Staphylococcus aureus and other Gram-positive bacteria, including methicillin-resistant (“MRSA”) strains. VIBATIV is approved in the US for the treatment of adult patients with complicated skin and skin structure infections (“cSSSI”) caused by susceptible Gram-positive bacteria and for the treatment of adult patients with hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/“VABP”) caused by susceptible isolates of Staphylococcus aureus when alternative treatments are not suitable. In addition, in 2016, the FDA allowed us to add new clinical data to the VIBATIV label concerning concurrent bacteremia in cases of HABP/VABP and cSSSI. VIBATIV is also indicated in Canada and Russia for cSSSI and HABP and VABP caused by Gram-positive bacteria, including MRSA.

Our acute care sales force markets VIBATIV in the US, and we maintain an independent marketing and medical affairs team. This same organization will support YUPELRI, if approved in the US, alongside our partner for the program. Outside of the US, our strategy is to market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies: Canada, Middle East and North Africa, Israel, Russia, China and India. In 2016, we and Clinigen reached a mutual decision for Clinigen to return to us the commercial rights to market and distribute VIBATIV in the EU. We do not intend to commercialize VIBATIV in the EU without a partner, and we have been unable to secure another such partner. Accordingly, in early 2018 we filed a withdrawal notice with the EMA, and this notice was approved, thus extinguishing VIBATIV’s EU marketing authorization.

Given the challenges we have faced commercializing VIBATIV in the US in a highly competitive environment against a variety of generic drugs, we have reduced and are closely managing our overall spending related to the product while preparing for and investing in the potential commercial launch of YUPELRI as a treatment for COPD. We continue to view VIBATIV as an important medicine to treat serious infections in very sick patients, and we intend to continue to support the product.

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

In February 2018, the study stopped enrolling new patients following an interim analysis conducted by an independent review committee and company-wide review of investment priorities. The committee concluded the study was underpowered and therefore unlikely to achieve the primary study objective, without a significant increase in study size beyond the planned sample size of approximately 250 patients. Given the incremental investment required, we elected to close the study. No new safety issues were identified in the study, and as a result patients previously enrolled were allowed to complete dosing. We plan to submit data generated from the study for future scientific publication.

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

In September 2017, GSK and Innoviva announced that the US FDA approved Trelegy Ellipta for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. In April 2018, GSK and Innoviva announced the FDA approved a sNDA containing data from the IMPACT study, resulting in an expanded indication for the product. The updated indication is for the long-term, once-daily, maintenance treatment of airflow obstruction in patients with COPD, including chronic bronchitis and/or emphysema. It is also indicated to reduce exacerbations of COPD in patients with a history of exacerbations. In addition, the FDA removed a boxed warning from Trelegy Ellipta prescribing information.

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

Allowance for Doubtful Accounts: We record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of June 30, 2018, there was no allowance for doubtful accounts related to customer payments.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2018.

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$947	$2,291
Provision related to current period sales	3,571	393	249	4,213
Adjustment related to prior period sales	(80)	85	(449)	(444)
Credit or payments made during the period	(3,184)	(453)	(80)	(3,717)
Balance at June 30, 2018	$1,299	$377	$667	$2,343

We adopted ASC 606 on January 1, 2018 using the modified retrospective method.  Our prior periods remain reported under Accounting Standards Codification, Topic 605, Revenue Recognition (“ASC 605”).  Our revenue recognition policy under ASC 605 for the comparative 2017 periods is included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Collaborative Arrangements

We enter into collaborative arrangements with partners that fall under the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, we may analogize to ASC 606 for some aspects of the arrangements. We analogize to ASC 606 for certain activities within the collaborative arrangement for the delivery of a good or service (i.e., a unit of account) that is part of our ongoing major or central operations.

The terms of our collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against R&D expense. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as, forecasted revenues or costs, development timelines, discount rates, and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaborative partner which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Up-front Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize collaboration revenues from transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from the allocated transaction price. For example, when we receive up-front fees for the performance of research and development services, or when research and development services are not considered to be distinct from a license, we recognize collaboration revenue for those units of account over time using a measure of progress.  We evaluate the measure of progress each at reporting period and, if necessary, adjust the measure of performance and related revenue or expense recognition as a change in estimate.

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

Reimbursement, cost-sharing and profit-sharing payments: Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses or participate in the cost sharing of such R&D expenses. Such reimbursements and cost sharing arrangements have been reflected as a reduction of R&D expense in our condensed consolidated statements of operations, as we do not consider performing research and development services for reimbursement to be a part of our ongoing major or central operations. Therefore, the reimbursement or cost sharing of research and development services are recorded as a reduction of R&D expense.

Under the terms of our collaboration agreement with Mylan for revefenacin, including YUPELRITM inhalation solution, we are also entitled to a share of US profits and losses (65% Mylan/35% Theravance Biopharma) received in connection with commercialization of YUPELRITM, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). If and when YUPELRI is approved, we expect that Mylan will be the principal in the sales transaction and will record the product sales.  For the periods presented, our share of the losses under the co-promote arrangement are recorded within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. See “Note 3. Collaborative Arrangements” in the notes to the condensed consolidated financial statements for additional information about our collaboration agreement with Mylan.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Product sales	$5,361	$3,474	$1,887	54%	$9,040	$6,524	$2,516	39%
Revenue from collaborative arrangements	18,115	35	18,080	NM	22,755	72	22,683	NM
Total revenue	$23,476	$3,509	$19,967	569%	$31,795	$6,596	$25,199	382%

NM: Not Meaningful

Revenue from product sales increased by $1.9 million and $2.5 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increases were primarily due to increased VIBATIV sales volume largely in the outpatient clinic setting.

Revenue from collaborative arrangements increased by $18.1 million and $22.7 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The $18.1 million increase for the three months ended June 30, 2018 was primarily comprised of $10.0 million attributed to the exercise by Alfasigma of its option to develop and commercialize velusetrag and $7.6 million recognized to revenue as part of the $100.0 million upfront payment from the Janssen collaboration agreement that was entered into in February 2018.  The $22.7 million increase for the six months ended June 30, 2018 was primarily comprised of the $10.0 million related to Alfasigma and $12.2 million related to Janssen as described above.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Cost of goods sold	$(1,448)	$1,364	$(2,812)	(206)%	$(622)	$1,929	$(2,551)	(132)%

Cost of goods sold decreased by $2.8 million and $2.6 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The decreases for both periods were primarily due to a current quarter reversal of a $2.3 million charge taken in the fourth quarter of 2017 related to inventory purchase commitments. In the fourth quarter of 2017, we accrued a $2.3 million liability related to excess inventory purchase commitments based on our expected purchase obligations at the time. For the three months ended June 30, 2018, we reversed the expense related to the $2.3 million purchase commitment liability due to the waiver of our minimum purchase commitment by our third-party manufacturer.   In addition to the inventory charge reversal noted above, costs of goods sold also decreased for the three and six months ended June 30, 2018 due to a $0.6 million write-off of inventory taken in the second quarter of 2017.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Employee-related	$15,591	$14,669	$922	6%	$32,385	$26,822	$5,563	21%
Share-based compensation	6,903	4,917	1,986	40	13,463	10,018	3,445	34
External-related	17,570	15,799	1,771	11	32,334	32,055	279	1
Facilities, depreciation and other allocated expenses	8,557	7,542	1,015	13	18,204	14,597	3,607	25
Total research & development	$48,621	$42,927	$5,694	13%	$96,386	$83,492	$12,894	15%

R&D expenses increased by $5.7 million for the three months ended June 30, 2018 compared to same period in 2017. The increase was primarily due to a $2.0 million increase in share-based compensation and $1.8 million increase in external-related expenses. The increase in share-based compensation was primarily due to our long-term retention and incentive bonus awards granted to certain employees in 2016 which are dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The increase in external-related expenses was primarily due to the progression of TD-1473 (our intestinally restricted pan-JAK inhibitor) towards a Phase 2 study in Crohn’s disease and a Phase 2b/3 study in ulcerative colitis, continued development of TD-9855 (a norepinephrine serotonin reuptake inhibitor (“NSRI”)) in neurogenic orthostatic hypotension (“nOH”), and continued investment in our research and preclinical programs. In addition to the above, employee-related expense increased by $0.9 million due primarily to an increase in compensation and a decrease in employee-related expense reimbursements under certain collaborative arrangements. Facilities and other allocated expenses increased by $1.0 million primarily due to the extension of our lease of office and laboratory space in South San Francisco, which is amortized on a straight-line basis over the lease term.

R&D expenses increased by $12.9 million for the six months ended June 30, 2018, compared to the same period in 2017. The increase was primarily attributed to a $3.4 million in increase in share-based compensation and a $3.6 million increase in facilities and other allocated expenses, as described above. In addition, employee-related expenses increased by $5.6 million due to an increase in compensation and a decrease in employee-related expense reimbursements under certain collaborative arrangements.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.4 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively, and $3.2 million and $11.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in expense reimbursements was primarily attributed to the completion of the Phase 3 program and submission of the NDA for YUPELRI, a program we are co-developing with Mylan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Selling, general and administrative	$25,007	$24,339	$668	3%	$49,711	$45,125	$4,586	10%

For the three months ended June 30, 2018, selling, general and administrative expenses were relatively unchanged with a $0.7 million increase, compared to the same period in 2017.  For the six months ended June 30, 2018, selling, general and administrative expenses increased by $4.6 million, compared to the same period in 2017. The increase was primarily attributed to a $3.7 million increase in share-based compensation, a $2.1 million increase in external-related expenses, and a $1.5 million increase in employee-related expenses. The increases in share-based compensation and employee-related expenses were primarily due to compensation increases and our long-term retention and incentive bonus awards granted to certain employees in 2016 which are dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The increase in external-related expenses was primarily due to an increase in legal and other consulting-related expenses.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%		2018	2017	$	%
Income from investment in TRC, LLC	$1,949	$—	$1,949	NM	%	$2,635	$—	$2,635	NM	%

NM: Not Meaningful

Income from investment in TRC was $1.9 million and $2.6 million for the three and six months ended June 30, 2018, respectively.  The investment income in TRC was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta which was launched in the fourth quarter of 2017. There was no income from TRC in the comparable prior year period.

Interest Expense

Interest expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Interest expense	$2,137	$2,137	$—	—%	$4,274	$4,274	$—	—%

Interest expense for the three and six months ended June 30, 2018 was unchanged compared to the same periods in 2017 and was attributed to the November 2016 issuance of $230.0 million principal amount of 3.250% convertible senior notes due 2023.

Interest and Other Income, net

Interest and other income, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Interest and other income (expense), net	$1,284	$1,425	$(141)	(10)%	$2,768	$2,455	$313	13%

Interest and other income for the three and six months ended June 30, 2018 decreased by $0.1 million and increased  by $0.3 million, respectively, compared to the same periods in 2017. The decrease and increase for both periods were primarily due to increases in interest income offset by net foreign currency losses.

Provision for Income Tax (Benefit)

The provision for income taxes, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Provision for income tax (benefit)	$(6,790)	$454	$(7,244)	(1,596)%	$(6,646)	$5,837	$(12,483)	(214)%

Our effective tax rate for the six months ended June 30, 2018 was approximately 5.9%. The provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits, offset by a tax benefit arising from an updated estimate of a tax filing position to be reported in our tax returns filed in 2018. The provision for income taxes decreased by $7.2 million and $12.5 million for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017. The differences were primarily attributed to the aforementioned tax benefit, in addition to incrementally lower estimates of uncertain tax positions for 2018.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. As of June 30, 2018, we had approximately $371.2 million in cash, cash equivalents, and investments in marketable securities. Also, as of June 30, 2018, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

We expect to continue to incur net losses over at least the next several years due to significant expenditures relating to our continuing drug discovery efforts, preclinical and clinical development of our current product candidates and, if YUPELRI is approved, commercialization costs relating to YUPELRI. In particular, to the extent we advance our product candidates into and through later‑stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In addition, we expect to invest strategically in our research efforts to continue to grow our development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to receive revenues from product sales and potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In addition, we recently began recognizing investment income arising from our economic interest in royalties payable by GSK to TRC. Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of VIBATIV, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Six Months Ended June 30,
(In thousands)	2018	2017	Change
Net cash used in operating activities	$(11,712)	$(94,551)	$82,839
Net cash provided by (used in) investing activities	30,668	(112,346)	143,014
Net cash (used in) provided by financing activities	(4,082)	1,814	(5,896)

Cash flows used in operating activities

For the six months ended June 30, 2018, the $11.7 million used in operating activities consisted primarily of net loss of $105.9 million, adjusted for non-cash items such as $27.9 million for share-based compensation expense, and $68.6 million of net cash inflow related to changes in operating assets and liabilities. Overall, net cash used in operating activities decreased by $82.8 million, compared to the same period in 2017, primarily driven by our receipt of the $100.0 million upfront payment from our collaborative arrangement from Janssen in February 2018.

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

Cash flows provided by (used in) investing activities

Net cash provided by investing activities was $30.7 million for the six months ended June 30, 2018, consisting primarily of net cash inflow resulting from the purchases and maturities of marketable securities of $34.5 million which was partially offset by $3.9 million in cash outflow related to the acquisition of property and equipment.

Net cash used in investing activities was $112.3 million for the six months ended June 30, 2017, consisting primarily of net cash outflow resulting from the purchases and maturities of marketable securities of $111.0 million.

Cash flows (used in) provided by financing activities

Net cash used in financing activities was $4.1 million for the six months ended June 30, 2018, primarily consisting of $6.9 million of net cash outflow for the repurchase of shares to satisfy tax withholding obligations which was partially offset by $2.7 million of net cash inflow from employee share plan purchase proceeds.

Net cash provided by financing activities was $1.8 million for the six months ended June 30, 2017, consisting of net cash inflow of $8.0 million from the proceeds of employee share option exercises and employee share plan purchases which was partially offset by the repurchase of shares to satisfy tax withholding obligations of $6.2 million.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2018.

Performance-Contingent Awards

In 2016, we granted long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. We have determined that achievement of the requisite performance conditions for the first tranche were completed as of June 30, 2018. The maximum potential expense associated with the remaining tranches of this program is $21.4 million related to share-based compensation expense and $36.9 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. With the completed achievement of the first tranche’s requisite performance conditions and the second tranche being probable due to achievement of certain performance conditions and multiple advancements of programs within our development pipeline, we have recognized $1.5 million and $3.5 million in share-based compensation expense and $1.7 million and $5.0 million in cash bonus expense for the three and six months ended June 30, 2018, respectively. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2018 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and six months ended June 30, 2018 and the years ended December 31, 2017 and 2016, we recognized losses of $40.8 million, $105.9 million, $285.4 million and $190.7 million, respectively, which are reflected in the Shareholders’ Equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to VIBATIV® (telavancin) and, in anticipation of potential approval, YUPELRITM (revefenacin) inhalation solution. In particular, to the extent we advance our product candidates into and through additional clinical studies, and particularly if we do so without a partner, we will incur substantial expenses. For example, in August 2017, we announced our decision to accelerate funding associated with the next phase of development of our intestinally restricted pan-Janus kinase (“JAK”) inhibitor program, and in August 2018 we announced that we intend to progress TD-9855 into a Phase 3 registrational program. We are also making additional investments in YUPELRI in anticipation of potential approval. We incur all of the costs and expenses associated with the commercialization of VIBATIV in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, a medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, YUPELRI and VIBATIV will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Other than (i) revenues from sales of VIBATIV, our only approved medicine and, potentially, revenues from sales of YUPELRI, if it is approved, (ii) our economic interest in royalties from net sales of Trelegy Ellipta paid to TRC, and (iii) potential payments under collaboration agreements, we do not expect to generate revenues in the immediate future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

In the absence of substantial licensing payments, contingent payments or other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights, future revenues from VIBATIV and those product candidates in development that receive regulatory approval or other sources of revenues, we will continue to incur operating losses and will require additional capital to execute our business strategy. The likelihood of reaching, and the time required to reach, and then to sustain, profitability are highly uncertain. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will ever be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

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

We may need to raise additional capital in the future to, among other things:

•	fund our discovery efforts and research and development programs;
•	fund our commercialization strategies for VIBATIV and any additional approved products and to prepare for potential product approvals;

•	support our independent sales and marketing organization and medical affairs team;
•	support our additional investments in YUPELRI in anticipation of potential approval;
•	progress any additional product candidates into later-stage development without funding from a collaboration partner;
•	progress mid-to-late stage product candidates into later-stage development, if warranted;
•	respond to competitive pressures; and
•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our discovery efforts and research and development programs;
•	continued scientific progress in these programs;
•	the extent to which we encounter technical obstacles in our research and development programs;
•	the outcome of potential licensing or partnering transactions, if any;
•	competing technological developments;
•	the extent of our proprietary patent position in telavancin and our product candidates;
•	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
•	the scope and extent of the expansion of our sales and marketing efforts;
•	potential litigation and other contingencies; and
•	the regulatory approval process for our product candidates.

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

If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. The terms of our existing 3.250% convertible senior notes due 2023 (“Notes”) do not restrict our ability to issue additional debt. In such event, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, since our Spin-Off in June 2014, we have raised an aggregate of $583.9 million through the sale of approximately 17.5 million shares and $230.0 million aggregate principal amount of Notes in a combination of private sale, public offerings and at-the-market sales. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have an exclusive development and commercialization agreement with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) for velusetrag, our internally discovered 5-HT4 agonist for the treatment of gastromotility disorders, under which we will transfer to Alfasigma global rights for velusetrag. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Under the terms of the Agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In early February 2018, we announced a global co-development and commercialization agreement with Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

Our partners might not fulfill all of their obligations under these agreements, and, in certain circumstances, they or we may terminate our partnership with them as Astellas did in January 2012 with its VIBATIV agreement and as we and Clinigen did in August 2016 with the commercialization agreement for VIBATIV in the EU and certain other European countries. In either event, we may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

•	disappointing or lower than expected sales of Trelegy Ellipta; or
•	disputes between GSK and Innoviva or between us and Innoviva.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of June 30, 2018, GSK beneficially owned approximately 17.5% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. In particular, following the approval of Trelegy Ellipta in the US and if a MABA/ICS is approved in either the US or the EU, GSK’s diligent efforts obligations under the GSK Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Before 2018, the actions GSK could have taken to acquire us were limited under our governance agreement with GSK (the “Governance Agreement”), but this agreement expired on December 31, 2017. In May 2018, our shareholders approved a resolution authorizing our board of directors to adopt a shareholder rights plan in the future which may deter GSK from acquiring more than 19.9% of our outstanding ordinary shares. However, our board of directors might not adopt such shareholder rights plan, and we otherwise might not be able to respond successfully to a takeover attempt. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. VIBATIV must demonstrate these advantages in certain circumstances, as it competes with vancomycin, linezolid and daptomycin, relatively inexpensive generic drugs that are manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If approved as the first once‑daily nebulized LAMA, YUPELRI would be expected to compete predominantly with short‑acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

We have collaborations with a number of third parties including Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease, Mylan for the development and commercialization of a nebulized formulation of revefenacin, our LAMA compound  (including YUPELRI), Alfasigma for velusetrag, Takeda for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and other companies for regional development and commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program, and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We may also seek collaboration arrangements with additional third parties to pursue the future commercialization of VIBATIV, though we have been unable to reach an agreement with a replacement partner to commercialize VIBATIV in the EU and have withdrawn the marketing authorization for VIBATIV in the EU, which will make reaching any such an agreement with respect to the EU more difficult. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud-based and hosted applications, data and services, are vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that such security measures will prevent service interruptions or security breaches that could adversely affect our business.

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

We are responsible for marketing, sales and distribution of VIBATIV in the US and we may bear similar costs with respect to additional products in the future, including YUPELRI if approved, which subjects us to certain risks.

We currently maintain a limited VIBATIV sales force in the US and plan to add US YUPELRI sales and marketing personnel throughout 2018 to support our co-promotion obligations under our agreement with Mylan should YUPELRI be approved. The risks of continuing to support VIBATIV in the US without a partner and fulfilling our US co-promotion obligations to Mylan if YUPELRI is approved include:

•

costs and expenses associated with creating and maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, including third- party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue from VIBATIV, YUPELRI or any future products for several years;

•	our ability to retain effective sales and marketing personnel and medical science liaisons in the US;
•

the ability of our sales and marketing personnel to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV and, if approved, YUPELRI, or any future products, in appropriate clinical situations; and

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

If we are not successful in maintaining an internal sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure, distribution capability and the ability to obtain access to and educate adequate numbers of physicians about prescribing VIBATIV, or any future products such as YUPELRI (if approved), in appropriate clinical situations, we will have difficulty commercializing these products, which would adversely affect our business and financial condition and the price of our securities could fall.

We rely on a single manufacturer for the API for telavancin and a separate, single manufacturer for VIBATIV drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining cGMP compliance, we may not be able to obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We have sufficient quantities of VIBATIV drug product on hand to meet our currently anticipated needs until approximately the first quarter of 2020. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. Pfizer received an FDA warning letter relating to a 2016 inspection of this facility and was notified that the FDA has upgraded the status of the facility to Voluntary Action Indicated (VAI) in early 2018. None of the lots cited in the warning letter were manufactured VIBATIV drug product. We have manufactured additional VIBATIV drug product at this facility in 2018, which is in the process of being released. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product could adversely affect the commercialization of VIBATIV and our obligations to our partners. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners. If either of these were to occur, our business would be harmed.

Our current agreement with Pfizer to supply VIBATIV drug product was entered into May 2012. In June 2013, the FDA approved Pfizer as a VIBATIV drug product manufacturer. In September 2016, we amended our agreement with Pfizer to extend the term of the agreement to December 31, 2020.  In July 2018, Pfizer notified us that it will not renew our agreement after it expires at the end of 2020, though it remains committed to manufacturing under our agreement until the end of the contract’s term. We are currently in the process of qualifying another manufacturer to supply VIBATIV drug product for us. Although we believe that our new supplier will be qualified and able to manufacture VIBATIV drug product for us after 2020, there can be no assurance in this regard. We may need to arrange for the advance manufacture and purchase of VIBATIV drug product in order to manage the transition to a new supplier and such advance manufacturing and purchasing entails significant uncertainties, including the risk of purchasing excess or insufficient quantities relative to our future needs and the possible expiration of excess inventories. Any difficulties in continuing or transitioning our single source suppliers would adversely affect the commercialization of VIBATIV and our ability to satisfy our obligations to our partners and the price of our securities could fall.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2018, we owned 469 issued United States patents and 2,453 granted foreign patents, as well as additional pending United States and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

In addition, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patent applications. Although we require our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be misappropriated, disclosed or used for unauthorized purposes or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. For example, in 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition and results of operations, which could cause the price of our securities to fall.

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

In addition, in the future we could be required to initiate litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (GDPR) which become applicable on 25 May 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

Switzerland has adopted similar restrictions. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with the applicable data protection laws. In particular, as we rely on services providers processing personal data of subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

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

On September 16, 2016, an Irish privacy advocacy group brought an action for annulment of the EC decision on the adequacy of the Privacy Shield before the European Court of Justice (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy groups (Case T-738/16). Case T-670/16 was declared inadmissible and Case T-738/16 is still pending before the European Court of Justice. If, however, the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. US-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results.

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

Beginning on April 1, 2013, Medicare payments for all items and services under Part A and B, including drugs and biologicals, were reduced by 2% under the sequestration (i.e., automatic spending reductions) as required by federal law, which requires sequestration for most federal programs, excluding Medicaid, Social Security, and certain other programs. The law caps the cuts to Medicare payments for items and services at 2% and this will continue to 2027. As long as these cuts remain in effect, they could adversely impact payment for VIBATIV and, if approved, our product candidates. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The Healthcare Reform Act obligates the Secretary of the HHS to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration (“HRSA”), the federal agency that administers the 340B program, has updated the agreement with participating manufacturers. The Healthcare Reform Act also obligates the Secretary of the HHS to create regulations and processes to improve the integrity of the 340B program. On January 5, 2017, HRSA issued a final regulation regarding the calculation of 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities. The effective date of the regulation has been delayed until July 1, 2019. Implementation of this final rule and the issuance of any other final regulations and guidance could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. Our failure to submit the required price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, we are required to participate in the VA Federal Supply Schedule (“FSS”) pricing program, established under Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make VIBATIV available for procurement on an FSS contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. The FCP is derived from a calculated price point called the “non-federal average manufacturer price” (“Non-FAMP”), which we calculate and report to the VA on a quarterly and annual basis. Pursuant to applicable law, knowing provision of false information in connection with a Non-FAMP filing can subject a manufacturer to significant penalties for each item of false information. The FSS contract also contains extensive disclosure and certification requirements.

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

•

The federal civil False Claims Act imposes civil penalties, and provides for whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal prosecution is also possible for making or presenting a false or fictitious or fraudulent claim to the federal government.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

•	any adverse developments or results or perceived adverse developments or results with respect to our pending NDA for YUPELRI;
•

any adverse developments or results or perceived adverse developments or results with respect to our key clinical programs, for example our JAK inhibitor program or TD-9855, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

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

Based on our review of publicly available filings, as of June 30, 2018 GSK beneficially owned approximately 17.5% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 7.1% of our outstanding ordinary shares. Based on our review of publicly available filings, as of June 30, 2018 our three largest shareholders other than GSK collectively owned approximately 53.0% of our outstanding ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

Certain provisions in our constitutional and other documents may discourage our acquisition by a third-party, which could limit your opportunity to sell shares at a premium.

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

In addition, in May 2018, our shareholders approved a resolution authorizing our board of directors to adopt a shareholder rights plan in the future intended to deter any person from acquiring more than 19.9% of our outstanding ordinary shares without the approval of our board of directors.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended and Restated Memorandum and Articles of Association		10-12B	April 30, 2014

10.1+	Memorandum to Brett K. Haumann regarding Transfer to Theravance Biopharma US, Inc., executed April 5, 2018	X

10.2	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	X

10.3	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: August 2, 2018	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2018	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)