Form 10-Q
period 2018-09-30
Theravance Biopharma, Inc.
filed 2018-11-08
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Smaller reporting company ☐
Non-accelerated filer ☐	Emerging growth company ☐
Accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2018, the number of the registrant’s outstanding ordinary shares was 55,411,264.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$101,202	$88,980
Short-term marketable securities	199,207	259,586
Accounts receivable, net of allowances of $1,062 and $992 at September 30, 2018 and December 31, 2017, respectively	3,024	2,253
Receivables from collaborative arrangements	3,907	7,109
Prepaid taxes	314	291
Other prepaid and current assets	7,029	3,700
Inventories	17,923	16,830
Total current assets	332,606	378,749
Property and equipment, net	12,415	10,157
Long-term marketable securities	20,217	41,587
Tax receivable	3,131	8,191
Restricted cash	833	833
Other assets	1,762	1,883
Total assets	$370,964	$441,400

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$3,745	$5,924
Accrued personnel-related expenses	15,893	24,136
Accrued clinical and development expenses	14,100	20,657
Other accrued liabilities	11,052	11,710
Deferred revenue	57,239	125
Total current liabilities	102,029	62,552
Convertible senior notes, net	224,550	223,746
Deferred rent	7,038	3,668
Long-term deferred revenue	22,469	1,436
Other long-term liabilities	28,323	34,820
Commitments and contingencies

Shareholders’ equity (deficit)
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 55,410 and 54,381 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid-in capital	948,844	913,650
Accumulated other comprehensive loss	(331)	(733)
Accumulated deficit	(961,959)	(797,740)
Total shareholders’ equity (deficit)	(13,445)	115,178
Total liabilities and shareholders’ equity (deficit)	$370,964	$441,400

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue:
Product sales	$3,849	$4,140	$12,889	$10,664
Revenue from collaborative arrangements	8,989	135	31,744	207
Total revenue	12,838	4,275	44,633	10,871

Costs and expenses:
Cost of goods sold (Note 7)	705	985	83	2,914
Research and development (1)	52,693	39,343	149,079	122,835
Selling, general and administrative (1)	21,890	20,944	71,601	66,069
Total costs and expenses	75,288	61,272	220,763	191,818

Loss from operations	(62,450)	(56,997)	(176,130)	(180,947)
Income from investment in TRC, LLC (Note 6)	3,119	—	5,754	—
Interest expense	(2,137)	(2,136)	(6,411)	(6,410)
Other-than-temporary impairment loss	—	(8,000)	—	(8,000)
Interest and other income, net	1,376	1,124	4,144	3,579
Loss before income taxes	(60,092)	(66,009)	(172,643)	(191,778)
Provision for income tax (benefit) (Note 9)	(659)	868	(7,305)	6,705
Net loss	$(59,433)	$(66,877)	$(165,338)	$(198,483)

Net loss per share:
Basic and diluted net loss per share	$(1.10)	$(1.27)	$(3.07)	$(3.80)
Shares used to compute basic and diluted net loss per share	54,248	52,611	53,771	52,165

Net unrealized gain (loss) on available-for-sale investments	194	(44)	402	(39)
Total comprehensive loss	$(59,239)	$(66,921)	$(164,936)	$(198,522)

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Research and development	$6,294	$5,005	$19,757	$15,023
Selling, general and administrative	5,452	5,680	19,842	16,329
Total share-based compensation expense	$11,746	$10,685	$39,599	$31,352

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net loss	$(165,338)	$(198,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,308	3,009
Share-based compensation	39,599	31,352
Other-than-temporary impairment loss	—	8,000
Reversal of inventory purchase commitment liability	(2,250)	—
Inventory write-down	—	643
Undistributed earnings from investment in TRC, LLC	(2,803)	—
Other	(68)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(771)	(930)
Receivables from collaborative arrangements	3,202	(2,471)
Other prepaid and current assets	(493)	1,537
Inventories	(552)	(2,963)
Tax receivable	5,092	(7,890)
Other assets	(115)	(349)
Accounts payable	(1,665)	3,540
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(14,324)	(4,524)
Deferred rent	3,370	(678)
Deferred revenue	79,266	20
Other long-term liabilities	(5,147)	13,340
Net cash used in operating activities	(60,689)	(156,850)

Investing activities
Purchases of property and equipment	(5,740)	(2,151)
Purchases of marketable securities	(166,412)	(285,821)
Maturities of marketable securities	249,450	190,389
Proceeds from the sales of fixed assets	17	—
Net cash provided by (used in) investing activities	77,315	(97,583)

Financing activities
Proceeds from ESPP purchases	2,742	2,657
Proceeds from option exercises	1,306	5,693
Repurchase of shares to satisfy tax withholding	(8,452)	(7,325)
Net cash (used in) provided by financing activities	(4,404)	1,025

Net increase (decrease) in cash, cash equivalents, and restricted cash	12,222	(253,408)
Cash, cash equivalents, and restricted cash at beginning of period	89,813	345,542
Cash, cash equivalents, and restricted cash at end of period	$102,035	$92,134

Supplemental disclosure of cash flow information
Cash paid for interest	$3,738	$3,717
Cash (received) paid for income taxes, net	$(5,027)	$4,927

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

Basis of Presentation

Our condensed consolidated financial information as of September 30, 2018, and the three and nine months ended September 30, 2018 and 2017 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which we consider necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2017 financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018.

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

Effective January 1, 2018, we adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) that changed the presentation of restricted cash and cash equivalents on the condensed consolidated statements of cash flows. Restricted cash balances are now included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the condensed consolidated statements of cash flows. To conform to the presentation under ASU 2016-18, we revised the amounts previously reported on the condensed consolidated statements of cash flows for the comparable prior year period.

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

Product Returns: We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that has been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as other accrued liabilities.

Allowance for Doubtful Accounts: We record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2018, there was no allowance for doubtful accounts related to customer payments.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018.

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$947	$2,291
Provision related to current period sales	5,277	560	365	6,202
Adjustment related to prior period sales	(81)	142	(449)	(388)
Credit or payments made during the period	(5,126)	(562)	(131)	(5,819)
Balance at September 30, 2018	$1,062	$492	$732	$2,286

We adopted ASC 606 on January 1, 2018 using the modified retrospective method. Our comparative prior period revenue remains reported under ASC 605. Our revenue recognition policy under ASC 605 for the comparative 2017 periods is included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The terms of our collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against R&D expenses. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

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

Reimbursement, cost-sharing and profit-sharing payments: Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses or participate in the cost-sharing of such R&D expenses. Such reimbursements and cost-sharing arrangements have been reflected as a reduction of R&D expense in our condensed consolidated statements of operations, as we do not consider performing research and development services for reimbursement to be a part of our ongoing major or central operations. Therefore, the reimbursement or cost-sharing of research and development services are recorded as a reduction of R&D expense.

Under the terms of our collaboration agreement with Mylan Ireland Limited (“Mylan”) for revefenacin, including YUPELRITM inhalation solution, we are also entitled to a share of US profits and losses (65% to Mylan/35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). If and when YUPELRI is approved, we expect that Mylan will be the principal in the sales transaction, and as a result, we will not reflect the product sales on our records. Until YUPELRI is approved and our collaboration activities are profitable, in accordance with GAAP, our share of the losses under a co-promote arrangement are recorded within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. See “Note 3. Collaborative Arrangements” for additional information about our collaboration agreement with Mylan.

Theravance Respiratory Company, LLC  (“TRC”)

Through our equity ownership of TRC, we are entitled to receive an 85% economic interest in any future payments that may be made by Glaxo Group or one of its affiliates (“GSK”) relating to the GSK-Partnered Respiratory Programs (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The GSK-Partnered Respiratory Programs consist primarily of the Trelegy Ellipta program and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program.

We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable‑interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized in our consolidated financial statements under the equity method of accounting. Income related to our equity ownership of TRC is reflected in our consolidated statement of operations as non-operating income.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842) (“ASU 2016‑02”). ASU 2016‑02 is aimed at making leasing activities more transparent and comparable, and requires leases with terms greater than one year to be recognized by lessees on their balance sheet as a right‑of‑use asset and corresponding lease liability. ASU 2016‑02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach.  In July 2018, the FASB issued supplemental adoption guidance that allows for an optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit on the effective date of ASU 2016-02, January 1, 2019, rather than applying the transition provisions in the earliest period presented.

Based on our assessment of ASU 2016-02, we plan to elect the optional transition method described above and other practical expedients that allows entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases.

We expect to adopt ASU 2016-02 in the first quarter of 2019, and we are in the process of evaluating our existing lease arrangements in order to determine the full impact that the adoption of ASU 2016‑02 will have on our balance sheet, financial statement disclosures, and related internal controls. We  currently believe that the most significant impact to our balance sheet upon adoption will be from recognizing a right-of-use asset and corresponding lease liability related to our office leases in South San Francisco and Dublin, Ireland. Based on the initial review of our existing lease arrangements, we do not expect ASU 2016-02 to have a material impact on our results of operations or cash flows.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. We anticipate its first presentation of changes in stockholders’ equity as required under the new SEC guidance will be included in our Form 10-Q for the three month period ended March 31, 2019.

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

For the three and nine months ended September 30, 2018 and 2017, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Share issuances under equity incentive plans and ESPP	3,783	3,069	4,741	3,075
Restricted shares	4	26	4	26
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	10,463	9,771	11,421	9,777

In addition, there were 978,750 and 1,305,000 shares that are subject to performance‑based vesting criteria which have been excluded from the ordinary equivalent shares table above as of September 30, 2018 and 2017, respectively.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

We recognized revenues from our collaborative arrangements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Janssen	$8,866	$—	$21,044	$—
Alfasigma	117	—	10,650	—
Other	6	135	50	207
Total revenue from collaborative arrangements	$8,989	$135	$31,744	$207

Under the legacy revenue guidance ASC 605, our collaboration revenue for the three and nine months ended September 30, 2018, would not have differed materially.

Changes in Deferred Revenue Balances

We recognized the following revenue from collaborative arrangements as a result of changes in our deferred revenue balance during the periods below:

Three Months Ended
September 30,
(In thousands)	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$7
Performance obligations satisfied in previous period	—

Nine Months Ended
September 30,
(In thousands)	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$39
Performance obligations satisfied in previous period	—

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

Under the Mylan Agreement, Mylan paid us an up-front fee of $15.0 million for the delivery of the revefenacin license in 2015 and, in 2016, Mylan paid us a milestone payment $15.0 million for the achievement of 50% enrollment in the Phase 3 twelve-month safety study. Separately, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium, equal to $4.2 million, over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015.

As of September 30, 2018, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”).

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

We are also entitled to a share of US profits and losses (65% to Mylan/35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). We expect that Mylan will be the principal in the sales transaction, and as a result, we will not reflect the product sales on our records. Under a co-promote arrangement with Mylan, we record our 35% share of expenses based on collaboration activities to prepare for a potential product launch. Until, and unless, YUPELRI is approved and our collaboration activities are profitable, in accordance with GAAP, collaboration expenses are recognized within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. If our collaboration activities are profitable, our 35% share of profits related to the commercialization of YUPELRI will be recognized as collaboration revenue. For the cost-sharing and profit-sharing activities, we do not analogize to ASC 606. We consider these activities to be collaborative activities under the scope of ASC 808, and we will recognize the shared profits (if any) and expenses in the periods that such profits and expenses occur, following the implementation guidance in ASC 808. For the three and nine months ended September 30, 2018, we recognized $1.5 million and $3.3 million, respectively, in collaboration expense under the YUPELRI co-promote arrangement with Mylan.

As of September 30, 2018, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation and will be recognized as collaboration revenue over the course of the remaining performance period of approximately fourteen years. For the three and nine months ended September 30, 2018, we recognized $6,000 and $18,000, respectively, in collaboration revenue from the recognition of previously deferred revenue under the Mylan collaborative arrangement.

Janssen Biotech

In February 2018, we entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease (the “Janssen Agreement”). Under the terms of the Janssen Agreement, we received an upfront payment of $100.0 million. We are currently initiating a Phase 2 study in Crohn’s disease and plan to initiate a large, Phase 2b/3 adaptive design induction and maintenance study in ulcerative colitis with patient dosing expected to begin in late 2018 or early 2019. Following completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of an ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize TD-1473 and certain related compounds by paying us a fee of $200.0 million. Upon any such election, we and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases and share profits in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to Theravance Biopharma). We would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and we would be eligible to receive up to an additional $700.0 million in development and commercialization milestone payments from Janssen.

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

For the three and nine months ended September 30, 2018, we recognized $8.9 million and $21.0 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $79.0 million was recorded in deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of our efforts toward satisfying a performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). For the three and nine months ended September 30, 2018, we incurred $10.5 million and $28.1  million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, we will reevaluate our estimates related to our efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

In April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag, and we elected not to pursue further development of velusetrag. As a result, we will transfer global rights for velusetrag to Alfasigma under the terms of the existing collaboration agreement. We received a $10.0 million option exercise fee and a $1.0 million non-refundable reimbursement from Alfasigma, and we are eligible to receive future potential development, regulatory and sales milestone payments of up to $26.8 million, and tiered royalties on global net sales ranging from high single digits to the mid-teens.

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

As a result of Alfasigma’s election to exercise its exclusive option to develop and commercialize velusetrag in April 2018, Alfasigma paid us a total of $11.0 million, comprised of the $10.0 million option exercise fee and a $1.0 million non-refundable reimbursement. We analogized to ASC 606 for the delivery of the following identified performance obligations: (i) delivery of the velusetrag license; (ii) transfer of technical know-how; (iii) delivery of clinical study reports (“CSRs”); (iv) delivery of registration batches, including drug substances; and (v) joint steering committee participation. We determined that all of the five performance obligations were distinct, and we allocated the transaction price based on the estimated stand-alone selling prices of each of the performance obligations. The stand-alone selling price of the license was based on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential.

We determined that any potential development or regulatory milestones were to be fully constrained as prescribed under ASC 606. As part of our evaluation of this variable consideration constraint, we determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of our control. In addition, we expect that any consideration related to sales-based milestones would be recognized when the subsequent sales occur.

For the three and nine months ended September 30, 2018, we recognized $0.1 million and $10.6 million, respectively, as revenue from collaboration arrangements related to the Alfasigma Agreement. As of September 30, 2018, $0.4 million was recorded in deferred revenue on the condensed consolidated balance sheet and is expected to be recognized as collaboration revenue over approximately the next four years.

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

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Mylan	$2,598	$5,839	$5,843	$17,737
Janssen	610	—	610	—
Other	—	—	—	41
Total reduction to R&D expense	$3,208	$5,839	$6,453	$17,778

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows.

	September 30,
(In thousands)	2018	2017
Cash and cash equivalents	$101,202	$91,301
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$102,035	$92,134

Restricted cash pertained to certain lease agreements and letters of credit where we have pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude our investments in short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

5. Investments and Fair Value Measurements

Available‑for‑Sale Securities

The estimated fair value of investments is based on quoted market prices for these or similar investments that were based on prices obtained from a commercial pricing service. The fair value of our investments classified within Level 2 is based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two‑sided markets, benchmark securities, bids, offers and reference data including market research publications.

Available‑for‑sale securities are summarized below:

		September 30, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$91,607	$—	$(196)	$91,411
US government agency securities	Level 2	6,625	—	(3)	6,622
Corporate notes	Level 2	72,602	3	(137)	72,468
Commercial paper	Level 2	68,876	—	—	68,876
Classified as marketable securities		239,710	3	(336)	239,377
Money market funds	Level 1	68,864	—	—	68,864
Total		$308,574	$3	$(336)	$308,241

		December 31, 2017
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$89,896	$—	$(342)	$89,554
US government agency securities	Level 2	50,891	—	(113)	50,778
Corporate notes	Level 2	141,226	2	(280)	140,948
Commercial paper	Level 2	19,893	—	—	19,893
Classified as marketable securities		301,906	2	(735)	301,173
Money market funds	Level 1	69,055	—	—	69,055
Total		$370,961	$2	$(735)	$370,228

As of September 30, 2018, all of the investments had contractual maturities within two years and the weighted average maturity of the marketable securities was approximately five months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no changes to our valuation techniques during the three and nine months ended September 30, 2018.

In general, we invest in debt securities with the intent to hold such securities until maturity at par value. We do not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that we will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our marketable securities, as of September 30, 2018, were temporary in nature and primarily due to increases in short-term interest rates in the capital markets. There were no material unrealized losses on investments which have been in a loss position for more than twelve months as of September 30, 2018.

As of September 30, 2018, our accumulated other comprehensive loss on our condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. During the three and nine months ended September 30, 2018, we did not sell any of our marketable securities.

Long-term Debt Fair Value

We have $230.0 million of 3.250% convertible senior notes (“Notes”) outstanding as of September 30, 2018 with an estimated fair value of $271.1 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of September 30, 2018. The inputs to determine fair value of the Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

6. Theravance Respiratory Company, LLC (“TRC”)

Prior to the June 2014 spin-off from Innoviva, Inc. (the “Spin-Off”), our former parent company, Innoviva, Inc. (“Innoviva”), assigned to TRC, a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Through our 85% equity interests in TRC, we are entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The drug programs assigned to TRC include Trelegy Ellipta and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

In May 2014, we entered into the TRC LLC Agreement with Innoviva that governs the operation of TRC. Under the TRC LLC Agreement, Innoviva is the manager of TRC, and the business and affairs of TRC are managed exclusively by the manager, including (i) day to day management of the drug programs in accordance with the existing GSK agreements; (ii) preparing an annual operating plan for TRC; and (iii) taking all actions necessary to ensure that the formation, structure and operation of TRC complies with applicable law and partner agreements. We are responsible for our proportionate share of TRC’s administrative expenses incurred by Innoviva.

We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable‑interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized in our consolidated financial statements under the equity method of accounting, and the value of our equity investment in TRC was $3.1 million as of September 30, 2018.

For the three and nine months ended September 30, 2018, we recognized $3.1 million and $5.8 million, respectively, in income from our investment in TRC which was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta. There was no income from TRC in the comparable prior year periods.

7. Inventories

Inventory consists of the following:

	September 30,	December 31,
(In thousands)	2018	2017
Raw materials	$10,785	$11,729
Work-in-process	3,628	66
Finished goods	3,510	5,035
Total inventories	$17,923	$16,830

We assess our inventory levels each reporting period in consideration of the risk of product expiration. In evaluating the sufficiency of our inventory reserves or liabilities for firm purchase commitments, we also take into consideration our firm purchase commitments for future inventory production. In the fourth quarter of 2017, we accrued a $2.3 million liability related to excess inventory purchase commitments based on our expected purchase obligations at the time. In the second quarter of 2018, we reversed the expense related to the $2.3 million purchase commitment liability due to the waiver of our minimum purchase commitment by our third-party manufacturer, and the $2.3 million adjustment is included within cost of goods sold for the nine months ended September 30, 2018 on the condensed consolidated statements of operations.

8.  Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2018	2017	2018	2017
Research and development	$6,294	$5,005	$19,757	$15,023
Selling, general and administrative	5,452	5,680	19,842	16,329
Total share-based compensation expense	$11,746	$10,685	$39,599	$31,352

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of our Board of Directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of September 30, 2018, there were 978,750 performance-contingent RSAs and 101,250 performance-contingent RSUs outstanding. As of September 30, 2017, there were 1,305,000 performance-contingent RSAs and 135,000 performance-contingent RSUs outstanding.

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

The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and we recognized $1.8 million of share-based compensation expense for the nine months ended September 30, 2018 associated with these awards. For the three and nine months ended September 30, 2017, we recognized $0.5 million and $1.4 million, respectively, of share-based compensation expense related to the first tranche of these awards.

For the three and nine months ended September 30, 2018, we recognized $47,000 and $1.8 million, respectively, of share-based compensation expense related to our assessment of the probability that the performance conditions associated with the second tranche of these awards was considered to be probable of vesting. The $47,000 recognized in the third quarter of 2018 was a significant decrease from the $0.9 million recognized in the second quarter of 2018 due to the reversal of expenses resulting from employee forfeitures. As of September 30, 2017, the second tranche was not considered probable of vesting, and as of September 30, 2018 and 2017, we determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to the third tranche has been recognized to date.

The maximum potential expense associated with the remaining second and third tranches could be up to $18.6 million (allocated as $7.7 million for research and development expense and $10.9 million for selling, general and administrative expense) if the performance conditions for the second and third tranches are achieved.

In the third quarter of 2017, the Compensation Committee approved the grant of 50,000 performance-contingent RSUs to a newly appointed member of senior management. The RSUs have dual triggers of vesting based upon the achievement of certain corporate operating milestones in specified timelines, as well as a requirement for continued employment. Share-based compensation expense related to this grant is broken into two separate tranches and recognized when the associated performance goals are deemed to be probable of achievement. The maximum expense associated with the first tranche was $0.8 million. In 2017, we recognized $0.4 million in share-based compensation expense as we determined that the performance conditions associated with the first tranche was probable of vesting, and in the first quarter of 2018, we recognized the remaining $0.4 million of share-based compensation expense as the performance conditions associated with the first tranche of this award were met.  We have determined that the second tranche was not probable of vesting as of September 30, 2018 and, as a result, no compensation expense related to the second tranche has been recognized to date.

9. Income Taxes

The income tax provision was $0.7 million benefit and a  $7.3 million benefit for the three and nine months ended September 30, 2018, respectively. The benefit for the three months ended September 30, 2018 was primarily attributed to the reversal of previously accrued contingent tax liabilities of $0.8 million due to a lapse of the statute of limitations. The year-to-date benefit recorded in the income tax provision was primarily due to recording contingent tax liabilities pertaining primarily to uncertain tax positions taken with respect to transfer pricing and tax credits, offset by a tax benefit arising from an updated estimate of a tax filing position to be reported in our tax returns filed in 2018 and the benefit recorded in the current quarter. No provision for income taxes has been recognized on undistributed earnings of our foreign subsidiaries because we consider such earnings to be indefinitely reinvested.

We follow the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of September 30, 2018, our deferred tax assets were offset in full by a valuation allowance.

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

Based on provisions of the Tax Act, we remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The estimated amount of the remeasurement of our federal deferred tax balance was $12.4 million. However, as we recognize a valuation allowance on deferred tax assets, if it is more likely than not that the assets will not be realized in future years, there is no impact to our effective tax rate, as any change to deferred taxes would be offset by valuation allowances.

The changes included in the Tax Act are broad and complex. The final transition impact of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impact, including impact from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. For example, one area where we are waiting on further guidance before finalizing our conclusion as to the impact of the Tax Act on our deferred tax assets and liabilities is the transition rules with respect to the tax deductibility of executive compensation. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. For the three and nine months ended September 30, 2018, we did not adjust or include any previously assessed Tax Act effect in our quarterly tax provision. We currently anticipate finalizing and recording any resulting adjustments by December 22, 2018.

10. Subsequent Events

Cumberland Pharmaceuticals Inc. Asset Purchase Agreement

On November 1, 2018, we entered into an Asset Purchase Agreement (the “Agreement”) with Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to which Cumberland will acquire from us assets related to the manufacture, marketing and sale of VIBATIV (telavancin) (“VIBATIV” or the “Product”).

Upon the consummation of the transaction contemplated by the Agreement (the “Transaction”), Cumberland will pay us (i) $20.0 million at the closing of the Transaction, (ii) $5.0 million on or before April 1, 2019 and (iii) tiered royalties of up to 20% of US net sales of the Product until such time as royalties cumulatively total $100.0 million.

In connection with the Transaction, Cumberland will acquire, among other things, (i) intellectual property rights relating to the Product, (ii) active pharmaceutical ingredient for the Product, work-in-process and finished drug product, (iii)

the US marketing authorization for the Product, (iv) certain assigned contracts relating to the manufacture and commercialization of the Product, and (v) books and records related to the Product. Cumberland will also assume certain clinical study obligations related to the Product and post-closing liabilities and obligations relating to the Product as described in the Agreement. The Company has agreed to provide transition services to Cumberland for limited periods of time following the consummation of the Transaction. The Transaction is expected to close in mid-November 2018, subject to customary closing conditions.

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

In our relentless pursuit of this objective, we strive to apply insight and innovation at each stage of our business, including research, development and commercialization, and utilize both internal capabilities and those of partners around the world. Our research efforts are focused in the areas of inflammation and immunology. Our research goal is to design localized medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing localized medicines for the lungs to treat respiratory disease. The first potential medicine to emerge from our research focus on immunology and localized treatments is an oral, gut-selective pan-Janus kinase (JAK) inhibitor, currently in development to treat a range of inflammatory intestinal diseases. Our pipeline of internally discovered product candidates will continue to evolve with the goal of creating transformational medicines to address the significant needs of patients.

In addition, we have an economic interest in future payments that may be made by Glaxo Group or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. relating to certain programs, including Trelegy Ellipta.

Program Highlights

Gut-selective Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis, and ulcerative colitis and have demonstrated therapeutic benefit for patients with Crohn’s disease. However, these products are known to have side effects based on their systemic exposure. Our goal is to develop an orally administered, gut-selective pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We are focused on utilizing targeted JAK inhibitors for potential treatment of a range of inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease. TD-1473 is our lead gut-selective pan-JAK inhibitor that is progressing into multiple clinical studies in 2018 and early 2019, as further described below. TD-3504 is a back-up compound that has successfully completed Phase 1 studies in healthy volunteers. Development of TD-3504 has been paused, consistent with the strategy we generally apply to back-up compounds and due to our significant investments in TD-1473.

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

In August 2018, we announced top-line results from the Phase 1b study of TD-1473 in ulcerative colitis. Full results were shared as an oral late-breaker presentation at the United European Gastroenterology Week (“UEGW”) in October 2018.

Data from the Phase 1b study demonstrated that four weeks of TD-1473 treatment led to signals of biological activity and localized target engagement with low systemic exposures and no evidence of systemic immunosuppression or opportunistic infections in patients with moderately to severely active ulcerative colitis. More specifically, rates of clinical response were higher on all active doses (20, 80, 270 mg) compared with placebo using both partial and total Mayo endpoints, with greatest effect seen at the 270 mg dose. Rectal bleeding scores improved above placebo at the 80 and 270 mg doses. Endoscopic improvements and mucosal healing were reported in all active arms, and none were reported in the placebo arm. Additionally, plasma levels were low and consistent with data from healthy volunteers, and TD-1473 was generally well tolerated at all doses.

Following positive results from the Phase 1b study and completed dialogues with the US Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) regarding study design, we plan to initiate a Phase 2b/3 induction and maintenance study in ulcerative colitis with patient dosing expected to begin in late 2018 or early 2019.  In addition, we are currently initiating a Phase 2 induction study of TD-1473 in Crohn’s disease.

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

In August 2018, we announced positive top-line four week data from the Phase 2 trial of TD-9855 for the treatment of nOH. Top-line results from the study included durable improvements in patients’ disease symptom severity after four weeks of treatment with TD-9855, as measured by Orthostatic Hypotension Symptom Assessment Question #1 (“OHSA

#1”). OSHA #1 is a measure of dizziness, lightheadedness, or the sensation of being about to black out. Patients treated in the extension phase of the study showed a mean symptom improvement of 2.4 points at four weeks. Importantly, mean symptom improvement was greatest (3.8 points) in nOH patients who reported dizziness symptoms (OHSA #1 > 4) at baseline. Additionally, TD-9855 consistently increased systolic blood pressure (“SBP”), including clinically meaningful increases in standing SBP at the three-minute assessment on all weekly clinic visits. TD-9855 was generally well tolerated, with no new safety findings attributable to drug observed in the study. Full results will be shared at a future medical meeting. Based on positive top-line four-week results from the Phase 2 study and completed discussions with the FDA regarding the Phase 3 clinical design, we plan to progress TD-9855 into a registrational Phase 3 program in nOH in late 2018 or early 2019.

YUPELRITM (revefenacin) Inhalation Solution

Revefenacin is an investigational long-acting muscarinic antagonist (“LAMA”) under regulatory review as a nebulized, once-daily single-agent for the treatment of COPD under the proposed brand name YUPELRITM inhalation solution, with an FDA PDUFA target action date of November 13, 2018. We believe that YUPELRI may become a valuable addition to the COPD treatment regimen and that it represents a significant commercial opportunity. Our market research indicates there is an enduring population of COPD patients in the US that either need or prefer nebulized delivery for maintenance therapy. LAMAs are a cornerstone of maintenance therapy for COPD, but existing LAMAs are only available in handheld devices that may not be suitable for every patient. If approved, YUPELRI would be the first and only once-daily, long-acting single-agent product for COPD patients who require, or prefer, nebulized therapy. The therapeutic profile of YUPELRI, together with its physical characteristics, suggest that this LAMA could also serve as a foundation for combination products and for delivery in metered dose inhaler and dry powder inhaler (“MDI/DPI”) products.

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

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we are co-developing YUPELRI for COPD and other respiratory diseases. We are leading the US Phase 3 development program, and Mylan is responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs will be shared. If a product developed under the collaboration is approved in the US, Mylan will lead commercialization, and we retain the right to co-promote the product in the US under a profit and loss sharing arrangement (65% to Mylan/35% to Theravance Biopharma). Currently, we plan to co-promote YUPELRI with Mylan in the US, and we are working diligently, together with Mylan, to prepare for the anticipated launch. Outside the US (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an ordinary share purchase agreement entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of September 30, 2018, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). We do not expect to earn any milestone payments from Mylan in 2018.

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

In October 2016, we announced positive top-line results from the two replicate Phase 3 efficacy studies of YUPELRI in more than 1,200 moderate to very severe COPD patients, and in May and November 2017 we reported additional data from these studies. Both Phase 3 efficacy studies met their primary endpoints, demonstrating statistically significant improvements over placebo in trough FEV1 after 12 weeks of dosing for each of the YUPELRI doses studied (88 mcg once daily and 175 mcg once daily). The studies also demonstrated that the 88 mcg and 175 mcg doses of YUPELRI were generally well tolerated, with comparable rates of adverse events and serious adverse events across all treatment groups (active and placebo). In July 2017, we announced positive top-line results from the twelve-month safety study in more than 1,000 COPD patients. Data demonstrated that both the 88 mcg and 175 mcg doses of YUPELRI were generally well tolerated, with low rates of adverse events (AEs) and serious adverse events (SAEs), comparable to those seen with the active comparator. Together, the three studies enrolled approximately 2,280 patients.

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

TD-8236

TD-8236 is an internally-discovered inhaled JAK inhibitor that has demonstrated a high affinity and selectivity for each of the JAK family enzymes (JAK1, JAK2, JAK3 and TYK2). Through the inhibition of these kinases, TD-8236 interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. TD-8236 is an inhaled treatment specifically designed to be delivered exclusively to the lungs with a dry-powder inhaler with minimal systemic exposure. With multiple JAK-dependent pathways clinically validated in asthma and COPD, we believe it offers potentially broad activity across a range of serious respiratory diseases. We plan to initiate a first-in-human Phase 1 study of TD-8236 by the end of 2018.

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

In August 2017, we announced positive top-line results from a 12-week, Phase 2b study of velusetrag characterizing the impact on symptoms and gastric emptying of three oral doses of velusetrag (5, 15 and 30 mg) compared to placebo administered once daily over 12 weeks of therapy. Results from the study demonstrated statistically significant improvements in gastroparesis symptoms and gastric emptying for patients receiving 5 mg of velusetrag as compared to placebo. Patients in the 15 and 30 mg velusetrag study arms demonstrated statistically significant improvements in gastric emptying, but they did not experience statistically significant improvements in gastroparesis symptoms. Velusetrag was shown to be generally well tolerated, with 5 mg and placebo having comparable rates of adverse events and serious adverse events. Completion of the Phase 2b study was followed by dialogue with regulatory authorities in the US and EU regarding further development of velusetrag.

In late April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag. As a result, Alfasigma paid us a total of $11.0 million, comprised of the $10.0 million option exercise fee and a $1.0 million non-refundable reimbursement. Additionally, we elected not to pursue further development of velusetrag, based on our planned pipeline investments and in light of the current FDA requirement that a chronically administered gastroparesis product in this class complete a large Phase 3 safety study. Global rights to develop, manufacture and commercialize velusetrag have transferred to Alfasigma under the terms of the existing collaboration agreement. Also under the terms of the collaboration with Alfasigma, we are entitled to receive future potential development, regulatory and commercial milestone payments of up to $26.8 million, and tiered royalties on global net sales ranging from high single digits to the mid-teens.

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

Our acute care sales force currently markets VIBATIV in the US, and we maintain an independent marketing and medical affairs team. This same organization will support YUPELRI, if approved in the US, alongside our partner for the program. Outside of the US, we market VIBATIV through a network of partners. To date, we have secured partners for VIBATIV in the following geographies: Canada, Middle East and North Africa, Israel, Russia, China and India.

Given the challenges we faced commercializing VIBATIV in the US in a highly competitive environment against a variety of generic drugs, we reduced and closely managed our overall spending in 2018 related to the product while preparing for and investing in the potential commercial launch of YUPELRI as a treatment for COPD. We continue to view VIBATIV as an important medicine to treat serious infections in very sick patients.

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

In February 2018, the study stopped enrolling new patients following an interim analysis conducted by an independent review committee and company-wide review of investment priorities. The committee concluded the study was underpowered and therefore unlikely to achieve the primary study objective, without a significant increase in study size beyond the planned sample size of approximately 250 patients. Given the incremental investment required, we elected to close the study. No new safety issues were identified in the study, and as a result, patients previously enrolled were allowed to complete dosing.

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

Cumberland Pharmaceuticals Inc. Asset Purchase Agreement

On November 1, 2018, we entered into an Asset Purchase Agreement (the “Agreement”) with Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to which Cumberland will acquire from us assets related to the manufacture, marketing and sale of VIBATIV (telavancin) (“VIBATIV” or the “Product”).

Upon the consummation of the transaction contemplated by the Agreement (the “Transaction”), Cumberland will pay us (i) $20.0 million at the closing of the Transaction, (ii) $5.0 million on or before April 1, 2019 and (iii) tiered royalties of up to 20% of US net sales of the Product until such time as royalties cumulatively total $100.0 million.

In connection with the Transaction, Cumberland will acquire, among other things, (i) intellectual property rights relating to the Product, (ii) active pharmaceutical ingredient for the Product, work-in-process and finished drug product, (iii) the US marketing authorization for the Product, (iv) certain assigned contracts relating to the manufacture and commercialization of the Product, and (v) books and records related to the Product. Cumberland will also assume certain clinical study obligations related to the Product and post-closing liabilities and obligations relating to the Product as described in the Agreement. The Company has agreed to provide transition services to Cumberland for limited periods of time following the consummation of the Transaction.  The Transaction is expected to close in mid-November 2018, subject to customary closing conditions.

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

Selective 5-HT4 Agonist (TD-8954)

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., a Delaware corporation (“Millennium”) (the “Takeda Agreement”), in order to establish a collaboration for the development and commercialization of TD-8954 (TAK-954), a selective 5-HT4 receptor agonist. Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (TSE: 4502), a publicly-traded Japanese corporation listed on the Tokyo Stock Exchange (collectively with Millennium, “Takeda”). TD-8954 is being developed for potential use in the treatment of gastrointestinal motility disorders. Under the terms of the Takeda Agreement, Takeda will be responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success-based development, regulatory and sales milestone payments by Takeda. The first $110.0 million of potential milestones are associated with the development, regulatory and commercial launch milestones for EFI or other intravenously dosed indications. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

Other Programs

Economic Interest in GSK-Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consist primarily of the Trelegy Ellipta program and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. The following information regarding the Trelegy Ellipta and MABA programs is based solely upon publicly available information and may not reflect the most recent developments under the programs.

Trelegy Ellipta (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

Trelegy Ellipta is the first treatment to provide the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. Trelegy Ellipta is approved for use in the US and EU for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. We are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Those royalties are upward-tiering from 6.5% to 10%, resulting in cash flows to Theravance Biopharma of approximately 5.5% to 8.5% of worldwide net sales of Trelegy Ellipta. Theravance Biopharma is not responsible for any costs related to Trelegy Ellipta.

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

In December 2017, GSK and Innoviva announced that the European Commission granted marketing authorization for Trelegy Ellipta as a maintenance treatment for appropriate patients with COPD.

In February 2018, GSK and Innoviva announced the submission of the IMPACT data to the EMA as part of a type II variation to support an expanded label for Trelegy Ellipta in Europe for the maintenance treatment of moderate to severe COPD. Approval of the submission would mean Trelegy Ellipta, the only once-daily single inhalation triple therapy for the treatment of COPD, could be used by physicians to treat a wider population of patients with the condition who are at risk of an exacerbation and require triple therapy. In September 2018, GSK and Innoviva announced the EMA Committee for Medicinal Products for Human Use (CHMP) issued a positive opinion supporting the submission and that labelling, if approved, will be updated to further reflect its effect on exacerbations of COPD.

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

If a single-agent MABA medicine containing ‘081 is successfully developed and commercialized, we are entitled to receive an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which royalties range between 10% and 20% of annual global net sales up to $3.5 billion, and 7.5% for all annual global net sales above $3.5 billion. If a MABA medicine containing ‘081 is commercialized only as a combination product, such as ‘081/FF, the royalty rate is 70% of the rate applicable to sales of the single-agent MABA medicine. If a MABA medicine containing ‘081 is successfully developed and commercialized in multiple regions of the world, TRC is eligible to receive contingent milestone payments from GSK. The agreements allow for total milestones of up to $125.0 million for a single-agent medicine and an incremental $125.0 million for a combination medicine. Of these amounts, $112.0 million in potential milestones remain for a single-agent medicine, and $122.0 million remain for a combination medicine. In each case, we would be entitled to receive an 85% economic interest in any such payments (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters).

Theravance Respiratory Company, LLC (“TRC”)

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters).  The royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta are presented on our condensed consolidated statements of operations under “Income from investment in TRC, LLC” and is considered non-operating income. The drug programs assigned to TRC include all Trelegy Ellipta products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

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

Product Returns: We offer our distributors a right to return product purchased directly from us, which is principally based upon the product’s expiration date. Our policy is to accept product returns during the six months prior to and twelve months after the product expiration date on product that has been sold to our distributors. Product return allowances are based on amounts owed or to be claimed on related sales. These estimates take into consideration the terms of our agreements with customers, historical product returns of VIBATIV, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product, and specific known market events, such as competitive pricing and new product introductions. We record our product return reserves as other accrued liabilities.

Allowance for Doubtful Accounts: We record allowances for potentially doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. As of September 30, 2018, there was no allowance for doubtful accounts related to customer payments.

The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2018.

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$947	$2,291
Provision related to current period sales	5,277	560	365	6,202
Adjustment related to prior period sales	(81)	142	(449)	(388)
Credit or payments made during the period	(5,126)	(562)	(131)	(5,819)
Balance at September 30, 2018	$1,062	$492	$732	$2,286

We adopted ASC 606 on January 1, 2018 using the modified retrospective method.  Our comparative prior period revenue remains reported under Accounting Standards Codification, Topic 605, Revenue Recognition (“ASC 605”).  Our revenue recognition policy under ASC 605 for the comparative 2017 periods is included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The terms of our collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of R&D expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against R&D expense. Where a portion of non‑refundable up-front fees or other payments received are allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

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

Reimbursement, cost-sharing and profit-sharing payments: Under certain collaborative arrangements, we have been reimbursed for a portion of our R&D expenses or participate in the cost-sharing of such R&D expenses. Such reimbursements and cost-sharing arrangements have been reflected as a reduction of R&D expense in our condensed consolidated statements of operations, as we do not consider performing research and development services for reimbursement to be a part of our ongoing major or central operations. Therefore, the reimbursement or cost-sharing of research and development services are recorded as a reduction of R&D expense.

Under the terms of our collaboration agreement with Mylan for revefenacin, including YUPELRITM inhalation solution, we are also entitled to a share of US profits and losses (65% to Mylan/35% to Theravance Biopharma) received in connection with commercialization of YUPELRITM, and we are entitled to low double-digit royalties on ex-US net sales (excluding China). If and when YUPELRI is approved, we expect that Mylan will be the principal in the sales transaction, and as a result, we will not reflect the product sales on our records. Until YUPELRI is approved and our collaboration activities are profitable, our share of the expenses under a co-promote arrangement are recorded within R&D expense and selling, general and administrative expense on our condensed consolidated statements of operations. See “Note 3. Collaborative Arrangements” in the notes to the condensed consolidated financial statements for additional information about our collaboration agreement with Mylan.

Theravance Respiratory Company, LLC  (“TRC”)

Through our equity ownership of TRC, we are entitled to receive an 85% economic interest in any future payments that may be made by Glaxo Group or one of its affiliates (“GSK”) relating to the GSK-Partnered Respiratory Programs (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The GSK-Partnered Respiratory Programs consist primarily of the Trelegy Ellipta program and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program.

We analyzed our ownership, contractual and other interests in TRC to determine if it is a variable‑interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized in our consolidated financial statements under the equity method of accounting. Income related to our equity ownership of TRC is reflected in our consolidated statement of operations as non-operating income.

Results of Operations

Product Sales and Revenue from Collaborative Arrangements

Product sales and revenue from collaborative arrangements, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Product sales	$3,849	$4,140	$(291)	(7)%	$12,889	$10,664	$2,225	21%
Revenue from collaborative arrangements	8,989	135	8,854	NM	31,744	207	31,537	NM
Total revenue	$12,838	$4,275	$8,563	200%	$44,633	$10,871	$33,762	311%

NM: Not Meaningful

Revenue from product sales decreased by $0.3 million and increased $2.2 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The $0.3 million decrease for the three months ended September 30, 2018 was primarily due to a decrease in VIBATIV sales volume outside of the US. The $2.2 million increase for the nine months ended September 30, 2018 was primarily due to an increase in VIBATIV sales volume and pricing.

Revenue from collaborative arrangements increased by $8.9 million and $31.5 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The $8.9 million increase for the three months ended September 30, 2018 was primarily attributed to the portion of recognized revenue related to the $100.0 million upfront payment from the Janssen collaboration agreement that was entered into in February 2018. The $31.5 million increase for the nine months ended September 30, 2018 was primarily comprised of $10.0 million attributed to the April 2018 exercise by Alfasigma of its option to develop and commercialize velusetrag and $21.0 million related to the Janssen collaboration agreement as noted above.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Cost of goods sold	$705	$985	$(280)	(28)%	$83	$2,914	$(2,831)	(97)%

Cost of goods sold decreased by $0.3 million and $2.8 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The $0.3 million decrease for the three months ended September 30, 2018 was primarily due to a decrease in global sales volume. The $2.8 million decrease for the nine months ended September 30, 2018 was primarily due to a  reversal of a $2.3 million charge taken in 2017 related to inventory purchase commitments. In the fourth quarter of 2017, we accrued a $2.3 million liability related to excess inventory purchase commitments based on our expected purchase obligations at the time. For the second quarter of 2018, we reversed the expense related to the $2.3 million purchase commitment liability due to the waiver of our minimum purchase commitment by our third-party manufacturer. In addition to the inventory charge reversal noted above, costs of goods sold also decreased for the three and nine months ended September 30, 2018 due to a $0.6 million write-off of inventory taken in the second quarter of 2017.

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

The following table summarizes our R&D expenses incurred, net of reimbursements from collaboration partners, during the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Employee-related	$14,591	$11,333	$3,258	29%	$46,977	$38,155	$8,822	23%
Share-based compensation	6,294	5,005	1,289	26	19,757	15,023	4,734	32
External-related	23,340	15,170	8,170	54	55,673	47,225	8,448	18
Facilities, depreciation and other allocated expenses	8,468	7,835	633	8	26,672	22,432	4,240	19
Total research & development	$52,693	$39,343	$13,350	34%	$149,079	$122,835	$26,244	21%

R&D expenses increased by $13.4 million for the three months ended September 30, 2018 compared to same period in 2017. The increase was primarily due to a $3.3 million increase in employee-related expenses, a $1.3 million increase in share-based compensation, and an $8.2 million increase in external-related expenses. The increase in employee-related expenses was primarily due to a $1.6 million increase in compensation and benefits associated with incremental headcount hired to support our key programs, and a $1.6 million decrease in employee-related expense reimbursements under certain collaborative arrangements. The increase in share-based compensation was primarily due to the issuance of new share-based awards. The increase in external-related expenses was primarily due to the advancement of TD-1473 (our gut-selective pan-JAK inhibitor) into a Phase 2 study in Crohn’s disease and a Phase 2b/3 study in ulcerative colitis, continued development of TD-9855 (a norepinephrine serotonin reuptake inhibitor (“NSRI”)) in neurogenic orthostatic hypotension (“nOH”), and continued investment in our research and preclinical programs.

R&D expenses increased by $26.2 million for the nine months ended September 30, 2018, compared to the same period in 2017. The increase was primarily attributed to an $8.8 million increase in employee-related expenses, a $4.7 million increase in share-based compensation, an $8.4 million increase in external-related expenses, and a $4.2 million increase in facilities and other allocated expenses. The increase in employee-related expenses was primarily due to a $5.0 million increase in compensation,  benefits, and headcount, and a $3.8 million decrease in employee-related expense reimbursements under certain collaborative arrangements. The increase in share-based compensation was comprised of $4.7 million related to the issuance of new share-based awards, $1.2 million related to our long-term retention and incentive bonus awards granted to certain employees in 2016 which are dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020, and a $1.2 million partial offset related to the phase-out of long-term retention and incentive awards granted to certain employees in 2011 and terminations. As described above, the increase in external-related expenses was primarily driven by the advancement of TD-1473 into later stage clinical development and the continued investment in our research and preclinical programs. The increase in facilities and other allocated expenses was primarily due to the extension of our office and laboratory lease in South San Francisco and an increase in other allocable expenses.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $3.2 million and $5.8 million for the three months ended September 30, 2018 and 2017, respectively, and $6.5 million and $17.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decreases in expense reimbursements were primarily attributed to the completion of the Phase 3 program and submission of the NDA for YUPELRI, a program we are co-developing with Mylan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Selling, general and administrative	$21,890	$20,944	$946	5%	$71,601	$66,069	$5,532	8%

For the three months ended September 30, 2018, selling, general and administrative expenses increased by $0.9 million, relatively unchanged compared to the same period in 2017. For the nine months ended September 30, 2018, selling, general and administrative expenses increased by $5.5 million, compared to the same period in 2017. The increase was primarily attributed to a $3.3 million increase in share-based compensation, a $2.8 million increase in employee-related expenses associated with incremental headcount hired to support our key programs, a $2.7 million increase in external-related expenses, and a partial offset by a $3.6 million decrease in facilities and other allocated expenses. The increase in share-based compensation was primarily comprised of $4.3 million related to the issuance of new share-based awards, $1.0 million related to our long-term retention and incentive bonus awards granted to certain employees in 2016 which are dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020, and a $2.1 million partial offset related to the phase-out of long-term retention and incentive awards granted to certain employees in 2011 and terminations. The increase in employee-related expenses was primarily due to a $2.8 million increase in compensation, benefits, and headcount, and the increase in external-related expenses was primarily due to $2.6 million in non-recurring legal-related expenses. The decrease in facilities and other allocated expenses was primarily due to decreases in other allocable expenses and a partial offset by increases related to the extension of our office and laboratory lease in South San Francisco.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2018	2017	$	%		2018	2017	$	%
Income from investment in TRC, LLC	$3,119	$—	$3,119	NM	%	$5,754	$—	$5,754	NM	%

NM: Not Meaningful

Income from investment in TRC was $3.1 million and $5.8 million for the three and nine months ended September 30, 2018, respectively. The investment income in TRC was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta which was launched in the fourth quarter of 2017. There was no income from TRC in the comparable prior year periods.

Interest Expense

Interest expense, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Interest expense	$2,137	$2,136	$1	0%	$6,411	$6,410	$1	0%

Interest expense for the three and nine months ended September 30, 2018 was largely unchanged compared to the same periods in 2017 and was attributed to the November 2016 issuance of $230.0 million principal amount of 3.250% convertible senior notes due 2023.

Other-Than-Temporary Impairment Loss

Other-than-temporary impairment loss, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2018	2017	$	%		2018	2017	$	%
Other-than-temporary impairment loss	$—	$8,000	$(8,000)	NM	%	$—	$8,000	$(8,000)	NM	%

NM: Not Meaningful

For the three and nine months ended September 30, 2017, we recognized an impairment loss of $8.0 million on our investment in Trek Therapeutics, PBC, a non-marketable equity security, which we determined to be other-than-temporary. We had no such loss recorded in the comparable periods in 2018.

Interest and Other Income, net

Interest and other income, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Interest and other income, net	$1,376	$1,124	$252	22%	$4,144	$3,579	$565	16%

Interest and other income for the three and nine months ended September 30, 2018 increased by $0.3 million and $0.6 million, respectively, compared to the same periods in 2017. The increases for both periods were primarily due to increases in interest income related to higher interest rates earned on our investments.

Provision for Income Tax (Benefit)

The provision for income taxes, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2018	2017	$	%	2018	2017	$	%
Provision for income tax (benefit)	$(659)	$868	$(1,527)	(176)%	$(7,305)	$6,705	$(14,010)	(209)%

The net benefit for income taxes for the nine months ended September 30, 2018 was due to the uncertain tax positions taken with respect to transfer pricing and tax credits, offset by tax benefits arising from an updated estimate of a tax filing position to be reported in our tax returns filed in 2018 and the reversal of previously accrued contingent tax liabilities due to a lapse of the statute of limitations. The provision for income taxes decreased by $1.5 million and $14.0 million for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. The differences were primarily attributed to the aforementioned tax benefits, in addition to incrementally lower estimates of uncertain tax positions for 2018.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity, revenue from collaboration arrangements and revenue from product sales. As of September 30, 2018, we had approximately $320.6 million in cash, cash equivalents, and investments in marketable securities. Also, as of September 30, 2018, we had outstanding $230.0 million in aggregate principal amount of 3.250% convertible senior notes due 2023.

We expect to continue to incur net losses over at least the next several years due to significant expenditures relating to our continuing drug discovery efforts, preclinical and clinical development of our current product candidates and, if YUPELRI is approved, commercialization costs relating to YUPELRI. In particular, to the extent we advance our product candidates into and through later‑stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In addition, we expect to invest strategically in our research efforts to continue to grow our development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we expect to receive revenues from product sales and potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes. In addition, we recently began recognizing investment income arising from our economic interest in royalties payable by GSK to TRC. Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of any approved products, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash and cash equivalents and marketable securities will fund our operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

We may seek to obtain additional financing in the form of public or private equity offerings, debt financing or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us, if at all.

Without adequate financial resources to fund our operations as presently conducted, we may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. In addition, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Nine Months Ended
	September 30,
(In thousands)	2018	2017	Change
Net cash used in operating activities	$(60,689)	$(156,850)	$96,161
Net cash provided by (used in) investing activities	77,315	(97,583)	174,898
Net cash (used in) provided by financing activities	(4,404)	1,025	(5,429)

Cash flows used in operating activities

For the nine months ended September 30, 2018, the $60.7 million used in operating activities consisted primarily of net loss of $165.3 million, adjusted for non-cash items such as $39.6 million for share-based compensation expense, and $67.9 million of net cash inflow related to changes in operating assets and liabilities primarily driven by the $100.0 million upfront payment in February 2018 from the Janssen collaborative agreement. Overall, net cash used in operating activities decreased by $96.2 million, compared to the same period in 2017, primarily driven by the upfront payment from Janssen.

Net cash used in operating activities was $156.9 million for the nine months ended September 30, 2017, consisting primarily of net loss of $198.5 million, adjusted for non‑cash items such as $31.4 million for share‑based compensation expense, $8.0 million for other-than-temporary impairment loss on our non-marketable equity securities and $1.4 million of net cash outflow related to changes in operating assets and liabilities for the nine months ended September 30, 2017.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities was $77.3 million for the nine months ended September 30, 2018, consisting primarily of net cash inflow resulting from the purchases and maturities of marketable securities of $83.0 million which was partially offset by $5.7 million in cash outflow related to the acquisition of property and equipment.

Net cash used in investing activities was $97.6 million for the nine months ended September 30, 2017, consisting primarily of net cash outflows resulting from the purchases and maturities of marketable securities of $95.4 million.

Cash flows (used in) provided by financing activities

Net cash used in financing activities was $4.4 million for the nine months ended September 30, 2018, primarily consisting of $8.5 million of cash outflow for the repurchase of shares to satisfy tax withholding obligations which was partially offset by $4.0 million of cash inflow from employee share plan purchases and share option exercises.

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2017, consisting of net cash inflows of $8.4 million from the proceeds from employee option exercises and employee stock plan purchases which was partially offset by the sale of shares to satisfy tax withholding obligations of $7.3 million.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2018.

Performance-Contingent Awards

In 2016, we granted long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. We determined that achievement of the requisite performance conditions for the first tranche were completed as of June 30, 2018. The maximum potential remaining expense associated with the second and third tranches of this program is $18.6 million related to share-based compensation expense and $24.7 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. With the completed achievement of the first tranche’s requisite performance conditions and the second tranche being probable due to achievement of certain performance conditions and multiple advancements of programs within our development pipeline, we have recognized $47,000 and $3.5 million in share-based compensation expense and $0.7 million and $5.7 million in cash bonus expense for the three and nine months ended September 30, 2018, respectively. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized to date.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of September 30, 2018 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 28, 2018.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2018, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2018 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and nine months ended September 30, 2018 and the years ended December 31, 2017 and 2016, we recognized losses of $59.4 million, $165.3 million, $285.4 million and $190.7 million, respectively, which are reflected in the shareholders’ equity (deficit) on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to our approved products (if any). In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, in August 2017, we announced our decision to accelerate funding associated with the next phase of development of our gut-selective pan-Janus kinase (“JAK”) inhibitor program, and in August 2018 we announced that we intend to progress TD-9855 into a Phase 3 registrational program. We are also making additional investments in YUPELRI in anticipation of potential approval. We currently incur all of the costs and expenses associated with the commercialization of VIBATIV in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, supporting infrastructure and distribution capabilities, a medical affairs presence, manufacturing and third-party vendor logistics and consultant support, and post-marketing studies. We plan to continue to incur commercialization expenses on similar investments if YUPELRI is approved for sale in the US. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and our products (if any) will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Other than (i) potential revenues from sales of YUPELRI, if it is approved, (ii) our economic interest in royalties from net sales of Trelegy Ellipta paid to TRC, and (iii) potential payments under collaboration agreements, we do not expect to generate revenues in the immediate future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses may continue to exceed any revenues we may receive.

In the absence of substantial licensing payments, contingent payments or other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights, future revenues from those product candidates in development that receive regulatory approval or other sources of revenues, we will continue to incur operating losses and will require additional capital to execute our business strategy. The likelihood of reaching, and the time required to reach, and then to sustain, profitability are highly uncertain. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will ever be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

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

We may need to raise additional capital in the future to, among other things:

•	fund our discovery efforts and research and development programs;
•	fund our commercialization strategies for any approved products and to prepare for potential product approvals;
•	support our independent sales and marketing organization and medical affairs team;

•	support our additional investments in YUPELRI in anticipation of potential approval;
•	progress any additional product candidates into later-stage development without funding from a collaboration partner;
•	progress mid-to-late stage product candidates into later-stage development, if warranted;
•	respond to competitive pressures; and
•	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

•	the scope, duration and expenditures associated with our discovery efforts and research and development programs;
•	continued scientific progress in these programs;
•	the extent to which we encounter technical obstacles in our research and development programs;
•	the outcome of potential licensing or partnering transactions, if any;
•	competing technological developments;
•	the extent of our proprietary patent position in any approved products and our product candidates;
•	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
•	the scope and extent of the expansion of our sales and marketing efforts;
•	potential litigation and other contingencies; and
•	the regulatory approval process for our product candidates.

We may seek to raise additional capital or obtain future funding through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. If we are unable to raise additional capital or obtain future funding in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition and cause the price of our securities to fall.

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

We have an exclusive development and commercialization agreement with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) for velusetrag, our internally discovered 5-HT4 agonist for the treatment of gastromotility disorders, under which we are transferring to Alfasigma global rights for velusetrag. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist. Under the terms of the Agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In February 2018, we announced a global co-development and commercialization agreement with Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease.  On November 1, 2018, we entered into an Asset Purchase Agreement with Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to which Cumberland will acquire from us assets related to the manufacture, marketing and sale of VIBATIV (telavancin) as contemplated by the Agreement (the “Transaction”). The Transaction is expected to close in mid-November 2018, subject to customary closing conditions.  In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

We also currently have commercialization agreements with various partners for the commercialization of VIBATIV outside of the US, including Canada, Middle East, North Africa, Israel, Russia, China and India. In August 2016, we and Clinigen reached a mutual decision that Clinigen will return commercial rights to market and distribute VIBATIV in the EU to Theravance Biopharma and, since  we do not intend to commercialize VIBATIV in the EU without a partner and have been unable to secure another partner to commercialize VIBATIV in the EU, in early 2018 we withdrew VIBATIV’s EU marketing authorization.

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

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest covers various drug programs including all Trelegy Ellipta (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple) products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK Agreements. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners.

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

Based on our review of publicly available filings, as of September 30, 2018 GSK beneficially owned approximately 17.4% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. In particular, following the approval of Trelegy Ellipta in the US and if a MABA/ICS is approved in either the US or the EU, GSK’s diligent efforts obligations under the GSK Agreements with regard to commercialization matters will have the objective of focusing on the best interests of patients and maximizing the net value of the overall portfolio of products under the GSK Agreements. GSK’s commercialization efforts will be guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Before 2018, the actions GSK could have taken to acquire us were limited under our governance agreement with GSK (the “Governance Agreement”), but this agreement expired on December 31, 2017. In May 2018, our shareholders approved a resolution authorizing our board of directors to adopt a shareholder rights plan in the future which may deter GSK from acquiring more than 19.9% of our outstanding ordinary shares. However, our board of directors might not adopt such shareholder rights plan, and we otherwise might not be able to respond successfully to a takeover attempt. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Examples of these kinds of issues include but are not limited to non-performance of contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK could result in significant reduction in the market price of our securities and other material harm to our business.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. If our clinical studies for our current product candidates, such as the clinical studies for our JAK inhibitor program or TD-9855 in patients with nOH, are substantially delayed or suggest that our product candidate may not be efficacious or well tolerated, we could choose to cease development of these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, VIBATIV must demonstrate these advantages in certain circumstances, as it competes with vancomycin, linezolid and daptomycin, relatively inexpensive generic drugs that are manufactured by a number of companies, and a number of existing antibacterial drugs marketed by major and other pharmaceutical companies. If approved as the first once‑daily nebulized LAMA, YUPELRI would be expected to compete predominantly with short‑acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

We have collaborations with a number of third parties including Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease, Mylan for the development and commercialization of a nebulized formulation of revefenacin, our LAMA compound  (including YUPELRI), Alfasigma for velusetrag, Takeda for the development and commercialization of a selective 5-HT4 receptor agonist (TD-8954) and, if the Transaction is successfully consummated, Cumberland for commercialization of VIBATIV. Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program, and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

If we lose key management or scientific personnel, or if we fail to attract and retain key employees, our ability to discover and develop our product candidates and commercialize our products, if any, will be impaired.

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

The Transaction with Cumberland may not be successfully consummated and, as VIBATIV has not been broadly accepted by physicians, patients, third-party payors, or the medical community in general, and we may never generate significant revenue or profits from VIBATIV.

The Transaction with Cumberland may not be successfully consummated as it currently remains subject to closing conditions. The commercial success of VIBATIV depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. VIBATIV may not be sufficiently accepted by these parties. VIBATIV competes with vancomycin (which accounts for a substantial majority of patient treatment days), linezolid and daptomycin, all relatively inexpensive generic drugs that are manufactured by a variety of companies, and a number of existing antibacterials manufactured and marketed by major pharmaceutical companies and others, and may compete against new antibacterials that are not yet on the market. To date, VIBATIV has not been broadly accepted by physicians, patients, third-party payors, or the medical community in general, we believe primarily due to the availability of low cost generic antibiotic products such as vancomycin and daptomycin. If VIBATIV is not accepted as a preferred injectable treatment for treating the infections for which it is indicated, we may never generate significant revenue or profits from VIBATIV.

Unless and until the Transaction with Cumberland is consummated, we are responsible for marketing, sales and distribution of VIBATIV in the US and we may bear similar costs with respect to additional products in the future, including YUPELRI if approved, which subjects us to certain risks.

We currently maintain a limited sales force in the US and plan to continue to augment our sales and marketing personnel to support our co-promotion obligations under our agreement with Mylan should YUPELRI be approved. The risks of continuing to support VIBATIV in the US without a partner if the Transaction is not consummated and fulfilling our US co-promotion obligations to Mylan if YUPELRI is approved include:

•

costs and expenses associated with creating and maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure and distribution capability, including third- party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue for several years;

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

If we are not successful in maintaining an internal sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure, distribution capability and the ability to obtain access to and educate adequate numbers of physicians about prescribing YUPELRI (if approved) and VIBATIV (if the Transaction with Cumberland is not consummated), in appropriate clinical situations, we will have difficulty commercializing these products, which would adversely affect our business and financial condition and the price of our securities could fall.

We currently rely on a single manufacturer for the API for telavancin and a separate, single manufacturer for VIBATIV drug product supply. Our business will be harmed if either of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We currently have a single source of supply of API for telavancin and another, separate single source of supply of VIBATIV drug product. If, for any reason, either single-source third-party manufacturer of telavancin API or of VIBATIV drug product is unable or unwilling to perform, or if the performance of either does not meet regulatory requirements, including maintaining cGMP compliance, we may not be able to obtain sufficient quantities of API or drug product in a timely manner. We expect it would take approximately 24 months for an alternative manufacturer to be qualified by us and begin producing drug product for us. We have sufficient quantities of VIBATIV drug product on hand to meet the currently anticipated needs until approximately the first quarter of 2020. This supply was manufactured by Pfizer, our single source manufacturer for VIBATIV, at its McPherson, Kansas facility. Pfizer received an FDA warning letter relating to a 2016 inspection of this facility and was notified that the FDA closed out the warning letter for the facility in June 2018. We have manufactured additional VIBATIV drug product at this facility in 2018, which is in the process of being released. Given the time required to locate and qualify another acceptable drug product manufacturer, any supply delay, suspension or cessation in the manufacture and release of VIBATIV drug product could adversely affect the commercialization of VIBATIV and our current obligations to our partners. Similarly, any inability to acquire sufficient quantities of API in a timely manner from current or future sources would adversely affect the commercialization of VIBATIV and our ability to satisfy our current obligations to our partners. If either of these were to occur, our business would be harmed.

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

We are subject to extensive and ongoing regulation, oversight and other requirements by the FDA with respect to VIBATIV and failure to comply with these regulations and requirements may subject us to penalties that may adversely affect our financial condition or our ability to commercialize VIBATIV, if the Transaction with Cumberland is not consummated and we continue to commercialize VIBATIV, and, if approved, YUPELRI will be subject to similar FDA regulations, oversight and requirements.  .

With VIBATIV approved in certain countries, we are subject to continuing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of promotion and marketing. Prescription drug advertising and promotion are closely scrutinized by the FDA, including substantiation of promotional claims, disclosure of risks and safety information, and the use of themes and imagery in advertising and promotional materials. As with all companies selling and marketing products regulated by the FDA in the US, we are prohibited from promoting any uses of VIBATIV, and will be similar prohibited with respect to YUPELRI (if approved), that are outside the scope of those uses that have been expressly approved by the FDA as safe and effective on the product’s label.

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

The manufacturing, labeling, packaging, adverse event reporting, advertising, promotion and recordkeeping for an approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the US or overseas or at a contract manufacturer’s facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities.

We are also subject to regulation by regional, national, state and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the US Department of Health and Human Services (“OIG”) and other regulatory bodies with respect to VIBATIV, and will be similarly subject to such agencies with respect to YUPELRI (if approved), as well as governmental authorities in those foreign countries in which any product is approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

Regulatory approval for our product candidates, if any, may include similar or other limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies.

Failure to satisfy required post-approval requirements and/or commitments may have implications for a product’s approval and may carry civil monetary penalties. Any failure to maintain regulatory approval will limit our ability to commercialize VIBATIV (if the Transaction is not consummated), YUPELRI (if approved) or any future product candidates and if we fail to comply with FDA regulations and requirements regarding VIBATIV (if the Transaction is not consummated), YUPELRI (if approved) or any future product candidates, the FDA could potentially take a number of enforcement actions against us, including the issuance of untitled letters, warning letters, preventing the introduction or delivery of the product into interstate commerce in the United States, misbranding charges, product seizures, injunctions, and civil monetary penalties, which would materially and adversely affect our business and financial condition and may cause the price of our securities to fall.

The risks identified in this risk factor relating to regulatory actions and oversight by agencies in the US and throughout the world also apply to the commercialization of any partnered products by our collaboration partners, including Cumberland if the Transaction is consummated, and such regulatory actions and oversight may limit our collaboration partners’ ability to commercialize such products, which could materially and adversely affect our business and financial condition, and which may cause the price of our securities to fall.

We and/or our collaboration partners may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as VIBATIV or, if approved, YUPELRI.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (ANDA) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting VIBATIV until at least 2027 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, and, if approved, we will have similar protections for YUPELRI, generic applicants could potentially submit “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. We have not received any such paragraph IV notifications but if any competitors successfully challenge our patents, we and/or our collaboration partners would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

For additional discussion of the risk of generic competition to VIBATIV and, if approved, YUPELRI, please see the following risk factor below “If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.”

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the United States, the United Kingdom and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland is expected to implement certain tax law changes to comply with the European Union Anti-Tax Avoidance Directives. These changes will include the first ever Irish controlled foreign company (CFC) rules which will be effective on January 1, 2019. It is also expected that Ireland will implement certain transfer pricing rule changes, most likely with effect from 2020. We are currently evaluating the applicability of the CFC rules published in Finance Bill 2018. Until these rules are enacted, they remain subject to possible change, but our current assessment is that the rules are unlikely to have a material impact on our operations. Proposed statutory language has not yet been provided for transfer pricing rule changes and, as a result, we have not yet been able to determine the impact, if any, of such future legislation on our operations.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2018, we owned 476 issued United States patents and 2,493 granted foreign patents, as well as additional pending United States and foreign patent applications, some of which patents and pending applications will be assigned to Cumberland if the Product Acquisition is consummated. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (GDPR) which become applicable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

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

The pricing and reimbursement environment for VIBATIV and any future products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or new presidential administrations, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major legislative initiatives. We expect we or our collaboration partners may experience pricing pressures in connection with the sale of VIBATIV and other products we may bring to market, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments.

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

We currently participate in and have certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we have obligations to report average sales price under the Medicare program.

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

•	any further adverse developments or perceived adverse developments with respect to the commercialization of VIBATIV;
•	whether the Transaction with Cumberland is consummated;
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

Based on our review of publicly available filings, as of September 30, 2018 GSK beneficially owned approximately 17.4% of our outstanding ordinary shares and our directors, executive officers and investors affiliated with these individuals beneficially owned approximately 7.0% of our outstanding ordinary shares. Based on our review of publicly available filings, as of September 30, 2018 our three largest shareholders other than GSK collectively owned approximately 51.8% of our outstanding ordinary shares. These shareholders and GSK could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii)  the Condensed Consolidated Statements of Cash Flows and (iv) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: November 7, 2018	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2018	/s/ Renee D. Gala
Renee D. Gala
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)