Form 10-Q
period 2019-03-31
Theravance Biopharma, Inc.
filed 2019-05-10
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Share $0.00001 Par Value	TBPH	NASDAQ Global Market

As of April 30, 2019, the number of the registrant’s outstanding ordinary shares was 56,137,175.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$223,235	$378,021
Short-term marketable securities	210,823	127,255
Accounts receivable, net of allowances of $0 at March 31, 2019 and December 31, 2018	113	620
Receivables from collaborative arrangements	7,824	10,053
Prepaid taxes	310	310
Other prepaid and current assets	24,928	16,564
Total current assets	467,233	532,823
Property and equipment, net	12,899	13,176
Long-term marketable securities	—	11,869
Operating lease assets	48,861	—
Restricted cash	833	833
Other assets	1,439	1,534
Total assets	$531,265	$560,235

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$5,596	$9,028
Accrued personnel-related expenses	22,097	23,803
Accrued clinical and development expenses	9,207	11,876
Accrued interest payable	10,240	3,086
Non-recourse notes due 2033, net	8,300	—
Deferred revenue	42,515	43,402
Other accrued liabilities	15,587	7,359
Total current liabilities	113,542	98,554
Convertible senior notes due 2023, net	225,086	224,818
Non-recourse notes due 2033, net	221,402	229,535
Deferred rent	—	7,976
Operating lease liabilities	48,493	—
Long-term deferred revenue	21,733	26,179
Other long-term liabilities	14,261	24,762
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 56,122 and 55,681 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	971,508	960,721
Accumulated other comprehensive loss	(36)	(166)
Accumulated deficit	(1,084,725)	(1,012,145)
Total shareholders’ deficit	(113,252)	(51,589)
Total liabilities and shareholders’ deficit	$531,265	$560,235

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018

Revenue:
Product sales	$—	$3,679
Collaboration revenue	5,338	4,640
Total revenue	5,338	8,319

Costs and expenses:
Cost of goods sold	—	826
Research and development (1)	53,818	47,765
Selling, general and administrative (1)	25,186	24,704
Total costs and expenses	79,004	73,295

Loss from operations	(73,666)	(64,976)
Income from investment in TRC, LLC	6,229	686
Interest expense	(7,858)	(2,137)
Interest and other income, net	2,795	1,484
Loss before income taxes	(72,500)	(64,943)
Provision for income tax expense	(80)	(144)
Net loss	$(72,580)	$(65,087)

Net unrealized gain (loss) on available-for-sale investments	130	(120)
Total comprehensive loss	$(72,450)	$(65,207)

Net loss per share:
Basic and diluted net loss per share	$(1.32)	$(1.22)
Shares used to compute basic and diluted net loss per share	54,938	53,256

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Research and development	$6,159	$6,559
Selling, general and administrative	6,061	7,439
Total share-based compensation expense	$12,220	$13,998

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Employee share-based compensation expense	—	—	12,220	—	—	12,220
Issuance of restricted shares	426	—	—	—	—	—
Option exercises	15	—	254	—	—	254
Repurchase of shares to satisfy tax withholding	—	—	(1,687)	—	—	(1,687)
Net unrealized gain on marketable securities	—	—	—	130	—	130
Net loss	—	—	—	—	(72,580)	(72,580)
Balances at March 31, 2019	56,122	$1	$971,508	$(36)	$(1,084,725)	$(113,252)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2017	54,381	$1	$913,650	$(733)	$(797,740)	$115,178
Employee share-based compensation expense	—	—	13,998	—	—	13,998
Issuance of restricted shares	415	—	—	—	—	—
Option exercises	2	—	35	—	—	35
Cumulative effect upon the adoption of ASC 606	—	—	—	—	1,119	1,119
Repurchase of shares to satisfy tax withholding	—	—	(1,715)	—	—	(1,715)
Net unrealized loss on marketable securities	—	—	—	(120)	—	(120)
Net loss	—	—	—	—	(65,087)	(65,087)
Balances at March 31, 2018	54,798	$1	$925,968	$(853)	$(861,708)	$63,408

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(72,580)	$(65,087)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,316	1,007
Amortization and accretion income, net	(629)	(107)
Share-based compensation	12,220	13,998
Amortization of right-of-use assets	986	—
Undistributed earnings from investment in TRC, LLC	(6,229)	(493)
Other	16	(397)
Changes in operating assets and liabilities:
Accounts receivable	507	280
Receivables from collaborative arrangements	2,229	4,264
Other prepaid and current assets	(2,135)	(1,578)
Inventories	—	(371)
Tax receivable	—	5,092
Accounts payable	(3,440)	(449)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(7,284)	(5,076)
Deferred rent	—	2,104
Deferred revenue	(5,333)	95,371
Long-term portion of lease liabilities	(910)	—
Other long-term liabilities	73	1,267
Net cash (used in) provided by operating activities	(81,193)	49,825

Investing activities
Purchases of property and equipment	(1,220)	(2,771)
Purchases of marketable securities	(148,138)	(54,839)
Maturities of marketable securities	77,198	46,299
Proceeds from the sale of fixed assets	—	17
Net cash used in investing activities	(72,160)	(11,294)

Financing activities
Proceeds from option exercises	254	35
Repurchase of shares to satisfy tax withholding	(1,687)	(1,715)
Net cash used in financing activities	(1,433)	(1,680)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(154,786)	36,851
Cash, cash equivalents, and restricted cash at beginning of period	378,854	89,813
Cash, cash equivalents, and restricted cash at end of period	$224,068	$126,664

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—
Cash received (paid) for income taxes, net	$—	$4,473
Right-of-use assets obtained in exchange for lease obligations (1)	$49,847	$—

(1)	Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of ASC 842.

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

Basis of Presentation

The Company’s condensed consolidated financial information as of March 31, 2019, and the three months ended March 31, 2019 and 2018 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2018 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Significant Accounting Policies

Other than the recently adopted accounting pronouncements below, there have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases  (Topic 842) (“ASU 2016-02”) under the required modified retrospective approach. ASU 2016‑02 was aimed at making leasing activities more transparent and comparable, and requires leases with terms greater than one year to be recognized by lessees on their balance sheet as a right‑of‑use asset and corresponding lease liability.

The Company elected the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit, if any, on the effective date of ASU 2016-02 of January 1, 2019, rather than applying the transition provisions in the earliest period presented, and the Company elected a package of practical expedients that allowed entities to not (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. In addition, the Company elected other practical expedients that allowed entities to (i) use hindsight in determining the term of a lease when the lease includes an option to extend the lease term; (ii) exclude all leases, on a go forward basis, that have a lease term of 12-month or less; and (iii) combine lease and non-lease components (e.g., office common area maintenance expenses) when recognizing a lease on an entity’s balance sheet on a go forward basis.

As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recorded a right-of-use operating lease asset of $48.3 million and an operating lease liability of $56.3 million related to its office leases in South San Francisco, California and Dublin, Ireland. The lease liability included $8.0 million related to deferred rent liabilities. The adoption of ASU 2016-02 did not have an impact on the Company’s results of operations, lease expense, or cash flows.

Effective January 1, 2019, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (1) the fair value of the modified award is the same immediately before and after the modification; (2) the vesting conditions of the modified award are the same immediately before and after the modification; and (3) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The adoption of ASU 2017-09 did not have a material impact upon the Company’s condensed consolidated financial statements and related disclosures as of January 1, 2019.

Effective January 1, 2019, the Company adopted the new final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company has included condensed consolidated statements of shareholders’ equity (deficit) in this Form 10-Q for the three month periods ended March 31, 2019 and 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13"). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2019. The Company does not currently expect ASU 2016-13 to have a material impact on its consolidated financial statements and related disclosures based on the historical high credit quality of the Company’s financial instruments.

The Company is currently evaluating other recently issued accounting pronouncements and does not currently believe that any of those pronouncements will have a material impact on its consolidated financial statements and related disclosures.

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

For the three months ended March 31, 2019 and 2018, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Share issuances under equity incentive plans and ESPP	5,481	3,916
Restricted shares	1	5
Share issuances upon the conversion of convertible senior notes	6,676	6,676
Total	12,158	10,597

In addition, there were 468,000 and 1,305,000 shares that are subject to performance‑based vesting criteria which have been excluded from the ordinary equivalent shares table above as of March 31, 2019 and 2018, respectively.

3. Collaborative Arrangements

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Janssen	$5,323	$4,613
Other	15	27
Total collaboration revenue	$5,338	$4,640

Changes in Deferred Revenue Balances

The Company recognized the following revenue from collaborative arrangements as a result of changes in its deferred revenue balance during the periods below:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,333	$16
Performance obligations satisfied in previous period	—	—

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). Under the terms of the Janssen Agreement, the Company received an upfront payment of $100.0 million. The Company is conducting a Phase 2 (DIONE) study of TD-1473 in Crohn’s disease and a Phase 2b/3 (RHEA) induction and maintenance study of TD-1473 in ulcerative colitis. Following the initial Phase 2 development period, including the completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize TD-1473 and certain related compounds by paying us a fee of $200.0 million. Upon any such election, the Company and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases and share profits in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to Theravance Biopharma). The Company would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and the Company would be eligible to receive up to an additional $700.0 million in development and commercialization milestone payments from Janssen.

The Janssen Agreement is considered to be within the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the Janssen Agreement and have analogized to Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) for the research and development activities to be performed through the initial Phase 2 development period of the collaborative arrangement that are considered to be part of the Company’s ongoing major or central operations. Using the concepts of ASC 606, the Company has identified research and development activities as its only performance obligation. The Company further determined that the transaction price under the arrangement was the $100.0 million upfront payment which was allocated to the single performance obligation.

The $900.0 million in future potential payments is considered variable consideration if Janssen elects to remain in the collaboration arrangement following completion of the initial Phase 2 development period, as described above and, as such, was not included in the transaction price, as the potential payments were all determined to be fully constrained under ASC 606. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control. The Company expects that any consideration related to royalties and sales-based milestones will be recognized when the subsequent sales occur.

For the three months ended March 31, 2019 and 2018, the Company recognized $5.3 million and $4.6 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $63.6 million was recorded in deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the initial Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). For the three months ended March 31, 2019 and 2018, the Company incurred $8.6 million and $6.5 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the Company’s estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

Mylan

Development and Commercialization Agreement

In January 2015, the Company and Mylan Ireland Limited (“Mylan”) established a strategic collaboration (the “Mylan Agreement”) for the development and commercialization of revefenacin, including YUPELRI® (revefenacin) inhalation solution. The Company entered into the collaboration to expand the breadth of its revefenacin development program and extend its commercial reach beyond the hospital setting.

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

As of March 31, 2019, the Company is eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the EU.

The Mylan Agreement is considered to be within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Under the terms of the Mylan Agreement, Mylan was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018, thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

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

As of March 31, 2019, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation and will be recognized as collaboration revenue over the course of the remaining performance period of approximately thirteen years. The Company recognized approximately $6,000 in each three month period ended March 31, 2019 and 2018 as collaboration revenue from the recognition of previously deferred revenue under the Mylan collaborative arrangement.

The Company is also entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and the Company is entitled to low double-digit royalties on ex-US net sales (excluding China). In China, the Company retains all rights to revefenacin in any dosage form. Mylan is the principal in the sales transactions, and as a result, the Company will not reflect the product sales in its financial statements. Net amounts payable to or receivable from Mylan each quarter under the profit sharing structure are disaggregated according to their individual components. The reimbursement received from Mylan for the Company’s R&D expense is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations.  For the three months ended March 31, 2019 and 2018, the Company recorded $0.2 million and $1.9 million, respectively, as reductions to R&D expense related to the YUPELRI cost sharing payments with Mylan which were attributed to R&D services.

If in any reporting period, the arrangement results in a receivable from Mylan after the Company’s R&D expenses have been reimbursed, then such a receivable is recognized as profit sharing revenue. If in any reporting period, the arrangement results in a payable to Mylan after the Company’s R&D expenses have been reimbursed, then such payments are recognized as collaboration expenses within operating expenses. For the three months ended March 31, 2019, the arrangement resulted in a payable of $1.4 million to Mylan after the Company’s R&D expenses had been reimbursed and, consequently, this amount was recognized within operating expenses.

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

The following table summarizes the reductions to R&D expenses related to the reimbursement payments:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Janssen	$1,411	$—
Mylan	203	1,850
Total reduction to R&D expense	$1,614	$1,850

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2019	2018
Cash and cash equivalents	$223,235	$125,831
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$224,068	$126,664

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

Available‑for‑sale securities are summarized below:

		March 31, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$61,422	$24	$(41)	$61,405
US government agency securities	Level 2	19,882	3	—	19,885
Corporate notes	Level 2	42,462	25	(4)	42,483
Commercial paper	Level 2	217,453	7	(50)	217,410
Marketable securities		341,219	59	(95)	341,183
Money market funds	Level 1	84,136	—	—	84,136
Total		$425,355	$59	$(95)	$425,319

		December 31, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$48,807	$—	$(86)	$48,721
US government agency securities	Level 2	9,852	2	—	9,854
Corporate notes	Level 2	57,508	6	(88)	57,426
Commercial paper	Level 2	90,919	—	—	90,919
Marketable securities		207,086	8	(174)	206,920
Money market funds	Level 1	294,751	—	—	294,751
Total		$501,837	$8	$(174)	$501,671

As of March 31, 2019, all of the available-for-sale securities had contractual maturities within one year and the weighted average maturity of marketable securities was approximately five months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no changes to the Company’s valuation techniques during the three months ended March 31, 2019.

In general, the Company invests in debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities, as of March 31, 2019, were temporary in nature, and there were no material unrealized losses on investments which have been in a loss position for more than twelve months as of March 31, 2019.

As of March 31, 2019, the Company’s accumulated other comprehensive loss on its condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. During the three months ended March 31, 2019 and 2018, the Company did not sell any of its marketable securities.

6. Long-Term Debt

9.0% Non-Recourse Notes Due 2033

In November 2018, the Company entered into note purchase agreements relating to the private placement of $250.0 million aggregate principal amount of 9.0% non-recourse notes, due on or before 2033 (the "Non-Recourse 2033 Notes") issued by the Company’s wholly-owned subsidiary, Triple Royalty Sub LLC (the “Issuer”).

The Non-Recourse 2033 Notes are secured by all of the Issuer’s rights, title and interest as a holder of certain membership interests (the “Issuer Class C Units”) in TRC. The primary source of funds to make payments on the Non-Recourse 2033 Notes will be the 63.75% economic interest of the Issuer (evidenced by the Issuer Class C Units) in any future payments made by GSK under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva, Inc. (“Innoviva”) and GSK, as amended from time to time (net of the amount of cash, if any, expected to be used in TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the TRELEGY ELLIPTA program. The sole source of principal and interest payments for the Non-Recourse 2033 Notes are the future royalty payments generated from the TRELEGY ELLIPTA program, and as a result, the holders of the Non-Recourse 2033 Notes have no recourse against the Company even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2033 Notes.

The Non-Recourse 2033 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with GSK. The Non-Recourse 2033 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. The Non-Recourse 2033 Notes bear an annual interest rate of 9.0%, with interest and principal paid quarterly beginning April 15, 2019. Prior to October 15, 2020, in the event that the distributions received by the Issuer from TRC in a quarter are less than the interest accrued for the quarter, the principal amount of the Non-Recourse 2033 Notes will increase by the interest shortfall amount for that period without a default or event of default occurring. The terms of the Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the Notes. Since the principal and interest payments on the Non-Recourse 2033 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter, the Non-Recourse 2033 Notes may be repaid prior to the final maturity date in 2033. The portion of the Non-Recourse 2033 Notes classified as a current liability is based on the amount of royalties received, or receivable, as of March 31, 2019, that are expected to be used to make a principal repayment on the Non-Recourse 2033 Notes. Please refer to Note 12 for further information concerning the withholding of royalty payments by Innoviva due to us under the TRC LLC Agreement.

In order to comply with Regulation RR – Credit Risk Retention (17 C.F.R. Part 246), 5.0% of the principal amount of the Non-Recourse 2033 Notes were retained by Theravance Biopharma R&D, Inc. and eliminated in the Company’s condensed consolidated financial statements.

As of March 31, 2019, the net principal amount and estimated fair market value of the Non-Recourse 2033 Notes was $237.5 million. The inputs to determine fair value of the Non-Recourse 2033 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company has $230.0 million of 3.250% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of March 31, 2019 with an estimated fair value of $221.8 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of March 31, 2019. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Leases

The Company leases approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”) and includes a tenant improvement allowance with a remaining balance of $16.3 million, as of March 31, 2019 that expires in May 2022. The Company’s Irish subsidiary leases approximately 6,100 square feet of office space in Dublin, Ireland that ends in April 2027 (“Dublin Lease”). In addition, the Company leases equipment for clinical research studies with an estimated duration of approximately 21-months ending in 2021.

The SSF Lease contains two options to extend the term of the lease for successive periods of five years each and the Dublin Lease contains a lease termination option in April 2024 at the Company’s discretion. The two options to extend the SSF Lease and the option to terminate the Dublin Lease were not recognized in the determination of the Company’s right-of-use assets and lease liabilities below.

The Company has evaluated its leases and determined that they were all operating leases. The present values of the remaining lease payments and corresponding right-of-use assets were as follows, and the difference between the lease assets and lease liabilities amounts was due to deferred rent payments that are payable in future periods.

(In thousands)	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$48,861

Liabilities
Current:
Operating lease liabilities	Other accrued liabilities	$8,420
Non-current:
Operating lease liabilities	Operating lease liabilities	48,493
Total operating lease liabilities		$56,913

Lease expense was included within operating expenses in the condensed consolidated statements of operations as follows:

		Three Months
		Ended
(In thousands)	Classification	March 31, 2019
Operating lease expense	Selling, general and administrative expenses	$2,543
Operating lease expense	Research and development expenses	238
Total operating lease expense (1)		$2,781

(1)	Includes short-term leases which were immaterial.

As of March 31, 2019, the maturities of our lease liabilities were as follows:

(In thousands)
Nine months ending December 31, 2019	$6,612
Years ending December 31:
2020	7,253
2021	9,492
2022	9,757
2023	10,035
Thereafter	70,208
Total operating lease payments	$113,357
Less: Estimated tenant improvement allowance	(16,318)
Less: Imputed interest	(40,126)
Present value of operating lease liabilities	$56,913

Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $2.2 million and was included in net cash used in operating activities in the condensed consolidated statements of cash flows. As of March 31, 2019, the weighted average remaining lease term was 10.9 years, and the weighted average discount rate used to determine the lease liabilities was 8.65%. The Company’s discount rate was primarily derived from the 9.0% interest rate on its Non-Recourse 2033 Notes issued in November 2018 and did not involve any significant assumptions.

8. Theravance Respiratory Company, LLC (“TRC”)

Prior to the June 2014 spin-off from Innoviva, the Company’s former parent company, Innoviva assigned to TRC, a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Through the Company’s 85% equity interests in TRC, the Company is entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The drug programs assigned to TRC include Trelegy Ellipta and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

In May 2014, the Company entered into the TRC LLC Agreement with Innoviva that governs the operation of TRC. Under the TRC LLC Agreement, Innoviva is the manager of TRC, and the business and affairs of TRC are managed exclusively by the manager, including (i) day to day management of the drug programs in accordance with the existing GSK agreements; (ii) preparing an annual operating plan for TRC; and (iii) taking all actions necessary to ensure that the formation, structure and operation of TRC complies with applicable law and partner agreements. The Company is responsible for its proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva.

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable‑interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting, and the value of the Company’s equity investment in TRC was $11.7 million and $5.4 million as of March 31, 2019 and December 31, 2018, respectively. This amount includes undistributed earnings from the Company’s investment in TRC which are recorded within “other prepaid and current assets” on the condensed consolidated balance sheets, net of the Company’s proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva. Pursuant to the TRC operating agreement, the cash from the TRELEGY ELLIPTA royalties, net of any expenses, is distributed to the equity holders quarterly.

For the three months ended March 31, 2019 and 2018, the Company recognized $6.2 million and $0.7 million, respectively, in income from its investment in TRC which was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta.

9.  Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018
Research and development	$6,159	$6,559
Selling, general and administrative	6,061	7,439
Total share-based compensation expense	$12,220	$13,998

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of the Company’s board of directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during the five-year period from 2016 to December 31, 2020. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of March 31, 2019, there were 877,500 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding, and as of March 31, 2018, there were 1,305,000 of these performance-contingent RSAs and 135,000 of these performance-contingent RSUs outstanding.

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

The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the Company recognized $1.1 million of share-based compensation expense for the three months ended March 31, 2018 associated with the first tranche of these awards.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019. For the three months ended March 31, 2019 and 2018, the Company recognized $0.8 million and $0.9 million, respectively, of share-based compensation expense related to the second tranche of these awards. The maximum remaining expense associated with the second tranche is $2.8 million (allocated as $1.2 million for research and development expense and $1.6 million for selling, general and administrative expense).

As of March 31, 2019, the Company determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to the third tranche has been recognized to date. The maximum potential expense associated with the remaining third tranche could be up to $14.2 million (allocated as $5.9 million for research and development expense and $8.3 million for selling, general and administrative expense) if the performance conditions are achieved.

In the fourth quarter of 2018, the Compensation Committee approved a grant of 3,000 performance-contingent RSUs to an employee. These RSUs have a maximum compensation expense of $75,000 which will be recognized when its single performance milestone is deemed to be probable of achievement. These 3,000 performance-contingent RSUs expire by December 31, 2020.

In the first quarter of 2019, the Compensation Committee approved a grant of 60,000 performance-contingent RSUs and incentive cash bonus awards to certain employees. These awards have dual triggers of vesting based upon the achievement of certain performance milestones in specified timeframes, as well as a requirement for continued employment. The compensation expense related to these awards is broken into two separate performance milestones and recognized when the associated performance milestones are deemed to be probable of achievement. The maximum share-based compensation expense associated with 60,000 performance-contingent RSUs’ first and second performance milestones are $0.8 million each for a total of $1.6 million.  The maximum compensation expense associated with the cash bonus’ first and second performance milestones are $75,000 and $225,000, respectively, for a total of $300,000. The 60,000 performance-contingent RSUs and cash bonus milestones expire by December 31, 2021, and December 31, 2020, respectively.

As of March 31, 2019, the Company has determined that the performance milestones for the awards granted in the fourth quarter of 2018 and the first quarter of 2019 were not probable of achievement and, as a result, no compensation expense related to these awards has been recognized to date.

10. Income Taxes

The income tax provision was a $0.1 million expense for the three months ended March 31, 2019. The expense for the three months ended March 31, 2019 was primarily attributed to recording contingent tax liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of March 31, 2019, the Company’s deferred tax assets were offset in full by a valuation allowance.

The Company records liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period. The Company includes any applicable interest and penalties within the provision for income taxes in the condensed consolidated statements of operations.

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

11. Reduction in Workforce

In January 2019, the Company announced a reduction in workforce to align with its focus on continued execution of key strategic programs and advancement of selected late-stage research programs toward clinical development. The Company reduced its overall headcount by 51 individuals, with the affected employees primarily focused on early research or the infrastructure in support of VIBATIV which was sold by the Company to Cumberland Pharmaceuticals Inc. in November 2018.

The workforce reduction was substantially completed in the first quarter of 2019, and the Company recorded severance related charges totaling approximately $3.9 million including compensation expense made to affected employees through any minimum statutory notice periods. As of March 31, 2019, the Company had paid total severance of $3.4 million. The severance related charges are presented on the condensed consolidated statements of operations within research and development expenses and selling, general and administrative expenses for the three months ended March 31, 2019.

12. Subsequent Events

In May 2019, the Company announced that it had initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC not to make any distributions to the Company with respect to its 85% economic interest in TRC for the quarter ended December 31, 2018, which distributions were due March 31, 2019, and Innoviva’s statement to the Company that it intends to cause TRC to withhold making further cash distributions through calendar year 2019.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future.

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

In pursuit of our purpose, we apply insights and innovation at each stage of our business and utilize our internal capabilities and those of partners around the world. We apply organ-selective expertise to biologically compelling targets to discover and develop medicines designed to treat underserved localized diseases and to limit systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing lung-selective medicines to treat respiratory disease, including FDA-approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our pipeline of internally discovered programs is targeted to address significant patient needs.

We have an economic interest in potential future payments from Glaxo Group or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) relating to certain programs, including TRELEGY ELLIPTA.

Program Highlights

Gut-selective Pan-Janus Kinase (JAK) Inhibitor Program (TD-1473)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis, and ulcerative colitis and have demonstrated therapeutic benefit for patients with Crohn’s disease. However, these products are known to have side effects based on their systemic exposure. In TD-1473, our program goal is to develop an orally administered, gut-selective pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. TD-1473 is in development as a potential treatment for a range of inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease.

Based on positive results from a Phase 1b study in ulcerative colitis and following dialogues with the US Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) regarding study design, we advanced TD-1473 into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study is a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. Supplemental data from the Phase 1b study of TD-1473 in ulcerative colitis will be presented in an oral presentation at Digestive Disease Week (“DDW”) in May 2019.

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

Based on positive top-line four-week results from a Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in January and February 2019, respectively.

In May 2019, we announced that five-month data from the Phase 2 study will be presented at the International Association of Parkinsonism and Related Disorders (“IAPRD”) in June 2019 and was selected for an oral presentation at the 32nd European Neurology Congress (“ENC”) in July 2019.

YUPELRI®  (revefenacin) Inhalation Solution

YUPELRI (revefenacin) inhalation solution is a once-daily, nebulized long-acting muscarinic antagonist (“LAMA”) approved for the maintenance treatment of COPD in the US. LAMAs are recognized by international COPD treatment guidelines as a cornerstone of maintenance therapy for COPD, regardless of severity of disease. Our market research indicates there is an enduring population of COPD patients in the US that either need or prefer nebulized delivery for maintenance therapy. The stability of YUPELRI in both metered dose inhaler and dry powder inhaler (“MDI/DPI”) formulations suggest that this LAMA could also serve as a foundation for novel handheld combination products.

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

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we co-develop revefenacin for COPD and other respiratory diseases. We led the US Phase 3 development program for YUPELRI in COPD, and Mylan was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs are shared. With YUPELRI approved in the US, Mylan is leading commercialization, and we co-promote the product in the US under a profit and loss sharing arrangement (65% to Mylan; 35% to Theravance Biopharma). Outside the US (excluding China), Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. In China, we retain all rights to revefenacin in any dosage form.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an agreement to purchase ordinary shares entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in

February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium over the volume weighted average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study. As of March 31, 2019, we are eligible to receive from Mylan additional potential development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the EU. We do not expect to earn any milestone payments from Mylan in 2019.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product. In China, we retain all rights to revefenacin in any dosage form.

TD-8236

TD-8236 is an investigational, lung-selective inhaled JAK inhibitor that has demonstrated a high affinity and selectivity for each of the JAK family enzymes (JAK1, JAK2, JAK3 and TYK2). Through the inhibition of these kinases, TD-8236 interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. TD-8236 is specifically designed to be an inhaled treatment delivered exclusively to the lungs with a dry-powder inhaler with minimal systemic exposure. With multiple JAK-dependent pathways clinically validated in asthma and COPD, we believe it offers potentially broad activity across a range of serious respiratory diseases. In severe asthma, patient heterogeneity includes both Th2-high (eosinophilic) and Th2-low (neutrophilic, paucigranulocytic, and mixed granulocytic) phenotypes, but current approved novel biologics address only Th2-high asthma. We recognize a treatment need for the prevention of exacerbations and improvement of symptoms in patients uncontrolled by steroids despite compliance, and regardless of Th2 phenotype. In pre-clinical assessments, TD-8236 has shown to potently inhibit targeted mediators of Th2-high and Th2-low asthma in human cells.

In November 2018, we announced first subject dosed in a Phase 1 study of TD-8236, designed to evaluate safety and provide biomarker data in both healthy volunteers and asthmatic patients. Data from the study are expected in the third quarter of 2019.

Velusetrag (TD‑5108)

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor.

Alfasigma S.p.A. Collaboration

In 2012, we partnered with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) in the development of velusetrag and its commercialization in certain countries. In April 2018, Alfasigma exercised its option to develop and commercialize velusetrag and we elected not to pursue further development due to our planned pipeline investments and in light of an FDA requirement that a chronically administered gastroparesis product in this class complete a large Phase 3 safety study. Global rights to develop, manufacture and commercialize velusetrag transferred to Alfasigma under the terms of the collaboration agreement. Also under the terms of the collaboration with Alfasigma, we are entitled to receive future potential development, regulatory and commercial milestone payments of up to $26.8 million, and tiered royalties on global net sales ranging from high single digits to the mid-teens.

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

In November 2018, we sold VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to an Asset Purchase Agreement (the “Agreement”). Under the Agreement, Cumberland paid us $20.0 million at the closing of the transaction and $5.0 million in April 2019. In addition, Cumberland will pay us (iii) tiered royalties of up to 20% of US net sales of VIBATIV until such time as royalties cumulatively total $100.0 million.

Selective 5-HT4 Agonist (TD-8954)

TD-8954 is a selective 5-HT4 receptor agonist being developed for potential use in the treatment of gastrointestinal motility disorders.

Takeda Collaborative Arrangement

In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., a Delaware corporation (“Millennium”) (the “Takeda Agreement”), in order to establish a collaboration for the development and commercialization of TD-8954 (TAK-954). Millennium is an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”). TD-8954 is currently in a Phase 2 study as a potential treatment for post-operative gastrointestinal dysfunction. Under the terms of the Takeda Agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. We received an upfront cash payment of $15.0 million and will be eligible to receive success-based development, regulatory and sales milestone payments from Takeda. We will also be eligible to receive a tiered royalty on worldwide net sales by Takeda at percentage royalty rates ranging from low double-digits to mid-teens.

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

Economic Interest in GSK‑Partnered Respiratory Programs

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used in TRC over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consist primarily of the TRELEGY ELLIPTA program and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy.

We have initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC not to make any distributions to us with respect to our 85% economic interest in TRC for the quarter ended December 31, 2018, which distributions were due March 31, 2019, and Innoviva’s statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019.  See Part II, Item 1 “Legal Proceedings” for further information concerning the withholding of royalty payments due to us under the TRC LLC Agreement.

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

Innoviva and GSK conducted two global pivotal Phase 3 studies of TRELEGY ELLIPTA in COPD, the IMPACT study and the FULFIL study. In September 2017, GSK and Innoviva announced that the FDA approved TRELEGY ELLIPTA for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. TRELEGY ELLIPTA is currently approved in 30 markets with additional approvals expected in 2019, including a potential approval in China later in 2019.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY ELLIPTA in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint and that GSK plans to submit the data for regulatory review after the full dataset is available.

Theravance Respiratory Company, LLC

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC in TRC over the next four fiscal quarters). The royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta are presented on our consolidated statements of operations under “income from investment in TRC, LLC” and is classified as non-operating income. 75% of the “income from investment in TRC, LLC,” as evidenced by the Issuer Class C Units, is available only for payment of the $250.0 million aggregate amount of 9.0% fixed-rate non-recourse term notes due 2033 (the “Non-Recourse 2033 Notes”) and is not available to pay our other obligations or the claims of our other creditors. The drug programs assigned to TRC include all Trelegy Ellipta products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

Our special purpose subsidiary Triple Royalty Sub LLC (the “Issuer”) issued the Non-Recourse 2033 Notes in November 2018, which are secured by all of the Issuer’s rights, title and interest as a holder of certain membership interests (the “Issuer Class C Units”) in TRC. The Issuer Class C Units entitle the Issuer to receive 63.75% of the economic interest that TRC receives in any future payments made by GSK under the agreements described above, or 75% of the income from our ownership interest in TRC. The primary source of funds to make payments on the Non-Recourse 2033 Notes will be 75% of the income from our ownership interest in TRC, as evidenced by the Issuer Class C Units. Since the principal and interest payments on the Non-Recourse 2033 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter, the Non-Recourse 2033 Notes may be repaid prior to the final maturity date in 2033.  In order to comply with Regulation RR – Credit Risk Retention (17 C.F.R. Part 246), 5.0% of the original principal amount (equal to $12.5 million) of the Non-Recourse 2033 Notes were retained by Theravance Biopharma R&D, Inc., our wholly-owned subsidiary, and is eliminated in our condensed consolidated financial statements.

Through October 15, 2020, the terms of the Non-Recourse 2033 Notes provide that to the extent there are insufficient funds to satisfy the Issuer’s scheduled quarterly interest obligations, the shortfall shall be added to the principal amount of the Non-Recourse 2033 Notes without a default or event of default occurring. The terms of the Non-Recourse 2033 Notes also provide that, at Theravance Biopharma’s option, the quarterly interest payment obligations can be satisfied by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the notes. For the April 15, 2019 interest payment date, Theravance Biopharma R&D, Inc. (parent entity of Issuer) made a capital contribution to satisfy the interest payment obligations for that scheduled payment. If necessary, interest may be paid in-kind or we may exercise our capital contribution option in the near future while we arbitrate the dispute with Innoviva discussed below in Part II, Item 1 “Legal Proceedings.”

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Product Sales and Collaboration Revenue

Product sales and collaboration revenue, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Product sales	$—	$3,679	$(3,679)	(100)%
Collaboration revenue	5,338	4,640	698	15
Total revenue	$5,338	$8,319	$(2,981)	(36)%

As a result of the sale of our VIBATIV business to Cumberland Pharmaceuticals Inc. in November 2018, no product sales were recognized for the three months ended March 31, 2019.

Collaboration revenue increased by $0.7 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to an increase in revenue earned under the Janssen collaboration arrangement for TD-1473 and related back-up compounds. The Janssen collaboration arrangement was entered into in February 2018 and included a $100.0 million upfront payment that was received in 2018.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Cost of goods sold	$—	$826	$(826)	(100)%

As a result of the sale of our VIBATIV business to Cumberland Pharmaceuticals Inc. in November 2018, no cost of goods sold was recognized for the three months ended March 31, 2019.

Reduction in Workforce

In January 2019, we announced a reduction in workforce to align with our focus on continued execution of key strategic programs and advancement of selected late-stage research programs toward clinical development. We reduced our overall headcount by 51 individuals, with the affected employees primarily focused on early research or the infrastructure in support of VIBATIV which was sold by us to Cumberland Pharmaceuticals Inc. in November 2018.

The workforce reduction was substantially completed in the first quarter of 2019, and we recorded severance related charges totaling approximately $3.9 million including compensation expense made to affected employees through any minimum statutory notice periods. As of March 31, 2019, we had paid total severance of $3.4 million. The severance related charges are presented on the condensed consolidated statements of operations within research and development expenses and selling, general and administrative expenses for the three months ended March 31, 2019.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the comparable period in the prior year:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Employee-related	$18,396	$16,795	$1,601	10%
Share-based compensation	6,159	6,559	(400)	(6)
External-related	20,669	14,764	5,905	40
Facilities, depreciation and other allocated expenses	8,594	9,647	(1,053)	(11)
Total research & development	$53,818	$47,765	$6,053	13%

Total R&D expenses increased by $6.1 million for the three months ended March 31, 2019 compared to the same period in 2018.

The $5.9 million increase in external-related expenses was primarily due to the advancement of TD-1473 into a Phase 2 study in Crohn’s disease and a Phase 2b/3 study in ulcerative colitis, continued development of ampreloxetine in symptomatic neurogenic orthostatic hypotension, and continued investment in our research and preclinical programs.

The $1.6 million increase in employee-related expenses was primarily due to severance related charges resulting from our workforce reduction and a decrease in employee-related expense reimbursements under certain collaborative arrangements. The increase was partially offset by decreases in long-term retention and incentive cash bonus awards recognized in the current quarter as compared to the same period in 2018. The payout of such awards is dependent on us meeting our critical operating goals and objectives during the five-year period from 2016 to December 31, 2020.

The $1.1 million decrease in in facilities, depreciation and other allocated expenses was primarily due to lower allocated expenses resulting from our workforce reduction in the first quarter of 2019.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.6 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively. The $0.3 million decrease in expense reimbursements was primarily attributed to the completion of the Phase 3 pivotal program and the submission and approval of the NDA for YUPELRI in 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Selling, general and administrative	$25,186	$24,704	$482	2%

Selling, general and administrative expenses increased by $0.5 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to a $1.4 million increase in collaboration expenses payable to Mylan in connection with the commercialization of YUPELRI, a $0.8 million increase in employee-related expenses due to severance related charges resulting from our workforce reduction, and a $1.1 million increase in facilities and other expenses. This increase was partially offset by a $1.4 million decrease in external-related expenses primarily related to lower non-recurring legal costs and $1.4 million decrease in share-based compensation expense primarily due to lower long-term retention and incentive awards.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Income from investment in TRC, LLC	$6,229	$686	$5,543	808%

Income from investment in TRC increased by $5.5 million for the three months ended March 31, 2019 compared to the same period in 2018. The investment income in TRC was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta which was launched in the fourth quarter of 2017.

In connection with the issuance of our $237.5 million net principal amount Non-Recourse 2033 Notes that were issued in November 2018, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2033 Notes and is not available to pay our other obligations or the claims of our other creditors.

Interest Expense

Interest expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Interest expense	$(7,858)	$(2,137)	$(5,721)	268%

Interest expense increased by $5.7 million for the three months ended March 31, 2019 compared to the same period in 2018 and was due to additional interest expense related to the issuance of the Non-Recourse 2033 Notes in November 2018.

Interest and Other Income, net

Interest and other income, net, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Interest and other income, net	$2,795	$1,484	$1,311	88%

Interest and other income increased by $1.3 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the additional income earned from higher investment balances following the issuance of the Non-Recourse 2033 Notes in November 2018.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2019	2018	$	%
Provision for income tax expense	$(80)	$(144)	$64	(45)%

Our effective tax rate for the three months ended March 31, 2019 was approximately (0.1)%. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration arrangements and, to a lesser extent, revenue from product sales. As of March 31, 2019, we had approximately $434.1 million in cash, cash equivalents, and investments in marketable securities. Also, as of March 31, 2019, we had outstanding (i) $230.0 million in aggregate principal Convertible Senior 2023 Notes and (ii) $237.5 million in net principal Non-Recourse 2033 Notes stated net of a 5.0% retention by us as discussed above.

The Non-Recourse 2033 Notes are secured by all of the Issuer’s rights, title and interest as a holder of the Issuer Class C Units in TRC. The primary source of funds to make payments on the Non-Recourse 2033 Notes will be the 63.75% economic interest of the issuer (evidenced by the Issuer Class C Units) in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the Trelegy Ellipta program. As a result, the holders of the Non-Recourse 2033 Notes have no recourse against Theravance Biopharma even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2033 Notes.

We expect to continue to incur net losses over at least the next several years due to significant expenditures relating to our continuing drug discovery efforts, preclinical and clinical development of our current product candidates and commercialization costs relating to YUPELRI. In particular, to the extent we advance our product candidates into and through later‑stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In addition, we expect to invest strategically in our research efforts to continue to grow our development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones. Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of any approved products, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended
	March 31,
(In thousands)	2019	2018	Change
Net cash (used in) provided by operating activities	$(81,193)	$49,825	$(131,018)
Net cash used in investing activities	(72,160)	(11,294)	(60,866)
Net cash used in financing activities	(1,433)	(1,680)	247

Cash flows (used in) provided by operating activities

Net cash used in in operating activities was $81.2 million for the three months ended March 31, 2019. The $81.2 million used in operating activities consisted primarily of net loss of $72.6 million, adjusted for non-cash items such as $12.2 million for share-based compensation expense, and $16.3 million of net cash outflow related to changes in operating assets and liabilities for the three months ended March 31, 2019.

Net cash provided by operating activities was $49.8 million for the three months ended March 31, 2018. The $49.8 million provided by operating activities consisted primarily of net loss of $65.1 million, adjusted for non-cash items such as $14.0 million for share-based compensation expense, and $100.9 million of net cash inflow related to changes in operating assets and liabilities for the three months ended March 31, 2018.

Cash flows used in investing activities

Net cash used in investing activities was $72.2 million for the three months ended March 31, 2019, consisting of cash outflows resulting from net purchases and maturities of marketable securities of $70.9 million and $1.2 million in cash outflow related to the acquisition of property and equipment.

Net cash used in investing activities was $11.3 million for the three months ended March 31, 2018, consisting of net cash outflows resulting from the purchases and maturities of marketable securities of $8.5 million and $2.8 million in cash outflow related to the acquisition of property and equipment.

Cash flows used in financing activities

Net cash used in financing activities was $1.4 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively, and primarily consisted of the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2019.

Performance-Contingent Awards

In 2016, we granted long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on meeting certain operating goals and objectives during the five-year period from 2016 to December 31, 2020. These goals are strategically important for us, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches.

We determined that achievement of the requisite performance conditions for the first tranche were completed as of June 2018, and the expense associated with this first tranche has been fully recognized. We determined that achievement of the requisite performance conditions for the second tranche were completed as of February 2019. For the three months ended March 31, 2019, we recognized $0.8 million and $0.5 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards. The maximum remaining share-based compensation expense and cash bonus expense associated with the second tranche is $2.8 million and $3.1 million, respectively.

The maximum potential remaining expense associated with the third tranche of this program is $14.2 million related to share-based compensation expense and $16.2 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized to date.

In the fourth quarter of 2018, we granted 3,000 performance-contingent RSUs to an employee. These RSUs have a maximum compensation expense of $75,000 which will be recognized when its single performance milestone is deemed to be probable of achievement. These 3,000 performance-based RSUs expire by December 31, 2020.

In the first quarter of 2019, we granted 60,000 performance-contingent RSUs and incentive cash bonus awards to certain employees. These awards have dual triggers of vesting based upon the achievement of certain performance milestones in specified timeframes, as well as a requirement for continued employment. The compensation expense related to these awards is broken into two separate performance milestones and recognized when the associated performance milestones are deemed to be probable of achievement. The maximum share-based compensation expense associated with 60,000 performance-contingent RSUs’ first and second performance milestones are $0.8 million each for a total of $1.6 million.  The maximum compensation expense associated with the cash bonus’ first and second performance milestones are $75,000 and $225,000, respectively, for a total of $300,000. The 60,000 performance-contingent RSUs and cash bonus milestones expire by December 31, 2021, and December 31, 2020, respectively.

As of March 31, 2019, we determined that the performance milestones for the awards granted in the fourth quarter of 2018 and the first quarter of 2019 were not probable of achievement and, as a result, no compensation expense related to these awards has been recognized to date.

Equity Compensation Plans

We have three equity compensation plans — our 2013 Equity Incentive Plan (the “2013 EIP”), our 2013 Employee Share Purchase Plan (the “2013 ESPP”), and our 2014 New Employee Equity Incentive Plan (the “2014 NEEIP”). As of December 31, 2018, (i) 5,324,287 securities remained available for future issuance under our shareholder approved equity compensation plans, consisting of 3,642,602 ordinary shares available under the 2013 EIP and 1,681,685 ordinary shares available under the 2013 ESPP, and (ii) 132,415 securities remained available for future issuance under the 2014 NEEIP, an equity compensation plan not approved by shareholders.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of March 31, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2019 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are entitled to receive an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used in TRC over the next four fiscal quarters) relating to the GSK-Partnered

Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consist primarily of the TRELEGY ELLIPTA program and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, each of which are described in more detail above. We are entitled to this economic interest through our equity ownership in TRC.

We have initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC not to make any distributions to us with respect to our 85% economic interest in TRC for the quarter ended December 31, 2018, which distributions were due March 31, 2019, and Innoviva’s statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. We believe that these actions by Innoviva and TRC constitute a material breach of their obligations to disburse to us 85% of the royalties paid to TRC by GSK as a result of GSK’s net sales of TRELEGY ELLIPTA (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the Agreement over the next four fiscal quarters). The TRC LLC Agreement imposes express fiduciary duties on Innoviva as manager. To ensure that Innoviva causes TRC to fulfill its contractual duties to distribute royalties, and to discharge its own fiduciary duties, the TRC LLC Agreement imposes significant limitations on Innoviva’s authority as manager, including requiring Theravance Biopharma’s consent before taking actions or omitting to take actions that would reasonably be expected to have a direct or indirect material and adverse effect on the Theravance Biopharma’s economic interest in TRC or its rights, preferences, privileges or obligations.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO THE COMPANY

The risks described below and elsewhere in the Annual Report for the year ended December 31, 2018 on Form 10‑K and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three months ended March 31, 2019 and years ended December 31, 2018 and 2017, we recognized net losses of $72.6 million, $215.5 million and $285.4 million, respectively, which are reflected in the shareholders’ (deficit) equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $1.1 billion as of March 31, 2019. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example: in August 2018 we announced that we intend to progress ampreloxetine (TD-9855) into a Phase 3 registrational program; in late 2018 we initiated a Phase 2 induction study of TD-1473 in Crohn’s disease; and we have initiated sites in a Phase 2b/3 induction and maintenance study of TD-1473 in ulcerative colitis. The expenses associated with these clinical studies are very significant. We will incur costs and expenses associated with our co-promotion agreement with Mylan for commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. We recently sold our VIBATIV product, and therefore will not recognize revenue from future product sales, other than through royalties from sales by Cumberland Pharmaceuticals Inc. (“Cumberland”), the purchaser of the product. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the "Convertible Senior 2023 Notes") nor the terms of the Issuer’s 9.0% non-recourse notes due in or before 2033 ("Non-Recourse 2033 Notes") restrict our ability to issue additional debt. If additional debt is issued, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. Moreover, 75% of the income from our investment in TRC, as evidenced by the Issuer Class C Units, is available only for payment of the Non-Recourse 2033 Notes and is not available to pay our other obligations or the claims of our other creditors. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. Since our Spin-Off in June 2014, we have raised an aggregate of $583.9 million in a combination of (i) the sale of approximately 17.5 million ordinary shares, and (ii) $480.0 million aggregate principal amount of notes. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have an exclusive development and commercialization agreement with Alfasigma for velusetrag, our internally discovered 5-HT4 agonist for the treatment of gastromotility disorders, under which we are transferring to Alfasigma global rights for velusetrag. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist  in development for gastrointestinal motility disorders. Under the terms of the agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In February 2018, we announced a global co-development and commercialization agreement with Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

We have no access to confidential information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including Trelegy Ellipta and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our ownership interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate required quality, safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

•	disappointing or lower than expected sales of Trelegy Ellipta;

•	any regulatory difficulty in seeking approval of an asthma indication for Trelegy Ellipta, which GSK will be undertaking following its successful Phase 3 clinical program in asthma patients;
•

disputes between GSK and Innoviva or between us and Innoviva, such as our current dispute with Innoviva described in Part II, Item 1 “Legal Proceedings” concerning the withholding of royalty payments due to us under the TRC LLC Agreement;

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
•

any particular FDA requirements or changes in FDA policy or guidance regarding these programs or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of March 31, 2019 GSK beneficially owned approximately 17.2% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Before 2018, the actions GSK could have taken to acquire us were limited under our governance agreement with GSK (the “Governance Agreement”), but this agreement expired on December 31, 2017. In May 2018, our shareholders approved a resolution authorizing our board of directors to adopt a shareholder rights plan in the future which may deter GSK from acquiring more than 19.9% of our outstanding ordinary shares. However, our board of directors might not adopt such shareholder rights plan, and we otherwise might not be able to respond successfully to a takeover attempt. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. In this regard, we have initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC not to make any distributions to us with respect to our 85% economic interest in TRC for the quarter ended December 31, 2018, which distributions were due March 31, 2019, and Innoviva’s statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. See Part II, Item 1 “Legal Proceedings” for further information. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

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

As of March 31, 2019, we had approximately $531.0 million in total long-term liabilities outstanding, comprised primarily of $229.2 million in net principal that remains outstanding under the Issuer’s Non-Recourse 2033 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2033 Notes, the “Notes”).

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

Until the Non-Recourse 2033 Notes are paid in full, holders of the Non-Recourse 2033 Notes have a perfected security interest in the Issuer Class C Units that represent a 63.75% economic interest in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used in over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the Trelegy Ellipta program.

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

Brexit has created significant uncertainty about the future relationship between the United Kingdom and the EU, including with respect to the laws and regulations that will apply as the United Kingdom determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the United Kingdom's withdrawal could bear significant complexity and risks. In addition, the exact terms of the United Kingdom's withdrawal and the laws and regulations that will apply after the United Kingdom withdraws from the EU would affect manufacturing sites that hold an EU manufacturing authorization issued by the United Kingdom competent authorities. The referendum could also give rise to calls for the governments of other EU Member States to consider withdrawal from the EU.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the US, the United Kingdom and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland has implemented certain tax law changes and is expected to implement additional tax law changes to comply with the European Union Anti-Tax Avoidance Directives. These changes include the first ever Irish controlled foreign company (“CFC”) rules which came into effect on January 1, 2019. It is also expected that Ireland will implement certain transfer pricing rule changes, most likely with effect from 2020. We are continuing to evaluate and monitor the applicability of the CFC rules published in Finance Act 2018, but our current assessment, based on the rules and guidance published to date, is that the rules are unlikely to have a material impact on our operations. Proposed statutory language has not yet been provided for transfer pricing rule changes and, as a result, we have not yet been able to determine the impact, if any, of such future legislation on our operations.

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

On March 3, 2014, in connection with the Spin-Off, we, Innoviva and GSK entered into a number of agreements that may significantly restrict our business and affairs. In particular, we, Innoviva and GSK entered into the Master Agreement which, among other things, requires GSK’s consent to make any changes to (i) a Separation and Distribution Agreement and ancillary agreements that would, individually or in the aggregate, reasonably be expected to adversely affect GSK in any material respect or (ii) the TRC LLC Agreement, which consent is not to be unreasonably withheld, conditioned or delayed, provided that GSK may withhold, condition or delay such consent in its sole discretion with respect to certain sections of the TRC LLC Agreement and any changes to the governance structure of TRC, the confidentiality restrictions, the consent rights, and the transfer restrictions in the TRC LLC Agreement. We and GSK also entered into (i) the Governance Agreement that expired on December 31, 2017, (ii) a registration rights agreement that gives GSK certain registration rights with respect to our ordinary shares held by GSK and (iii) an extension agreement that extends to us certain restrictive covenants similar to those applicable to Innoviva under the GSK Agreements. There can be no assurance that these restrictions will not materially harm our business, particularly given that GSK’s interests may not be aligned with the interests of our business or our other shareholders.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2019, we owned 447 issued US patents and 1,556 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

On September 16, 2016, an Irish privacy advocacy group brought an action for annulment of the European Commission decision on the adequacy of the Privacy Shield before the European Court of Justice (Case T-670/16). In October 2016, a further action for annulment was brought by three French digital rights advocacy groups (Case T-738/16). Case T-670/16 was declared inadmissible and Case T-738/16 is still pending before the European Court of Justice. The US was admitted as an intervener in the action on September 4, 2018. If the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. US-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR. If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us, and our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland is restricted, which could adversely impact our operating results.

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

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or new presidential administrations, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major legislative initiatives. For instance, in the fourth quarter of 2018, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs, released an advance notice of proposed rule-making to solicit feedback on a potential change in the way Medicare Part B pays for certain physician-administered drugs. Under Part B’s current reimbursement policy, Medicare pays providers the average sales price of the drug plus 6% (reduced to 4.3% as a result of sequestration). CMS is considering a proposal that would more closely align payment for these drugs with prices in certain countries (such as Canada, the United Kingdom, Japan, and Germany), allow private-sector vendors to negotiate prices, and pay providers a flat add-on payment not tied to the price of the drug. We expect we, our collaboration partners or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments.

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

The market price for our shares has and may continue to fluctuate widely, and may result in substantial losses for purchasers of our ordinary shares. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

•

any adverse developments or agreements or perceived adverse developments or agreements with respect to our relationship with Innoviva, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or agreements resulting from or relating to the Spin-Off (in this regard, we have initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC not to make any distributions to us with respect to our 85% economic interest in TRC for the quarter ended December 31, 2018, which distributions were due March 31, 2019, and Innoviva’s statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. See Part II, Item 1 “Legal Proceedings” for further information);
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

Based on our review of publicly available filings, as of March 31, 2019 our three largest shareholders collectively owned approximately 55.7% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1	Consulting Agreement between Theravance Biopharma US, Inc. and Renee D. Gala, dated January 9, 2019		8-K/A	January 3, 2019

10.2	Agreement and General Release between Theravance Biopharma US, Inc. and Shehnaaz Suliman, dated March 1, 2019	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity (Deficit), (iv)  the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: May 10, 2019	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	/s/ Rick E Winningham
Rick E Winningham
(Principal Financial Officer)