Form 10-Q
period 2019-06-30
Theravance Biopharma, Inc.
filed 2019-08-05
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, the number of the registrant’s outstanding ordinary shares was 56,637,038.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$178,311	$378,021
Short-term marketable securities	217,761	127,255
Accounts receivable, net of allowances of $0 at June 30, 2019 and December 31, 2018	111	620
Receivables from collaborative arrangements	979	10,053
Amounts due from TRC, LLC	20,019	5,422
Other prepaid and current assets	8,857	11,452
Total current assets	426,038	532,823
Property and equipment, net	12,662	13,176
Long-term marketable securities	—	11,869
Operating lease assets	47,831	—
Income tax receivable	3,695	—
Restricted cash	833	833
Other assets	1,388	1,534
Total assets	$492,447	$560,235

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,501	$9,028
Accrued personnel-related expenses	23,495	23,803
Accrued clinical and development expenses	7,404	11,876
Accrued interest payable	5,758	3,086
Non-recourse notes due 2033, net	12,348	—
Operating lease liabilities	7,887	—
Deferred revenue	43,311	43,402
Other accrued liabilities	6,432	7,359
Total current liabilities	110,136	98,554
Convertible senior notes due 2023, net	225,354	224,818
Non-recourse notes due 2033, net	217,715	229,535
Deferred rent	—	7,976
Long-term operating lease liabilities	48,565	—
Long-term deferred revenue	13,444	26,179
Other long-term liabilities	14,457	24,762
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 56,637 and 55,681 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	987,209	960,721
Accumulated other comprehensive income (loss)	129	(166)
Accumulated deficit	(1,124,563)	(1,012,145)
Total shareholders’ deficit	(137,224)	(51,589)
Total liabilities and shareholders’ deficit	$492,447	$560,235

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue:
Product sales	$—	$5,361	$—	$9,040
Collaboration revenue	7,650	18,115	12,988	22,755
Licensing revenue	18,500	—	18,500	—
Total revenue	26,150	23,476	31,488	31,795

Costs and expenses:
Cost of goods sold (Note 11)	—	(1,448)	—	(622)
Research and development (1)	46,399	48,621	100,217	96,386
Selling, general and administrative (1)	22,227	25,007	47,413	49,711
Total costs and expenses	68,626	72,180	147,630	145,475

Loss from operations	(42,476)	(48,704)	(116,142)	(113,680)
Income from investment in TRC, LLC	8,366	1,949	14,595	2,635
Interest expense	(7,901)	(2,137)	(15,759)	(4,274)
Interest and other income, net	2,374	1,284	5,169	2,768
Loss before income taxes	(39,637)	(47,608)	(112,137)	(112,551)
Provision for income tax (expense) benefit	(201)	6,790	(281)	6,646
Net loss	$(39,838)	$(40,818)	$(112,418)	$(105,905)

Net unrealized gain on available-for-sale investments	165	329	295	208
Total comprehensive loss	$(39,673)	$(40,489)	$(112,123)	$(105,697)

Net loss per share:
Basic and diluted net loss per share	$(0.72)	$(0.76)	$(2.04)	$(1.98)
Shares used to compute basic and diluted net loss per share	55,529	53,799	55,235	53,529

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Research and development	$5,720	$6,904	$11,880	$13,463
Selling, general and administrative	5,578	6,951	11,639	14,390
Total share-based compensation expense	$11,298	$13,855	$23,519	$27,853

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at March 31, 2019	56,122	$1	$971,508	$(36)	$(1,084,725)	$(113,252)
Proceeds from ESPP purchases	145	—	2,605	—	—	2,605
Employee share-based compensation expense	—	—	11,298	—	—	11,298
Issuance of restricted shares	263	—	—	—	—	—
Option exercises	107	—	2,292	—	—	2,292
Repurchase of shares to satisfy tax withholding	—	—	(494)	—	—	(494)
Net unrealized gain on marketable securities	—	—	—	165	—	165
Net loss	—	—	—	—	(39,838)	(39,838)
Balances at June 30, 2019	56,637	$1	$987,209	$129	$(1,124,563)	$(137,224)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Proceeds from ESPP purchases	145	—	2,605	—	—	2,605
Employee share-based compensation expense	—	—	23,519	—	—	23,519
Issuance of restricted shares	689	—	—	—	—	—
Option exercises	122	—	2,545	—	—	2,545
Repurchase of shares to satisfy tax withholding	—	—	(2,181)	—	—	(2,181)
Net unrealized gain on marketable securities	—	—	—	295	—	295
Net loss	—	—	—	—	(112,418)	(112,418)
Balances at June 30, 2019	56,637	$1	$987,209	$129	$(1,124,563)	$(137,224)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2018	54,798	$1	$925,968	$(854)	$(861,708)	$63,407
Proceeds from ESPP purchases	135	—	2,742	—	—	2,742
Employee share-based compensation expense	—	—	13,871	—	—	13,871
Issuance of restricted shares	314	—	—	—	—	—
Option exercises	3	—	46	—	—	46
Repurchase of shares to satisfy tax withholding	(146)	—	(5,190)	—	—	(5,190)
Net unrealized gain on marketable securities	—	—	—	329	—	329
Net loss	—	—	—	—	(40,818)	(40,818)
Balances at June 30, 2018	55,104	$1	$937,437	$(525)	$(902,526)	$34,387

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2017	54,381	$1	$913,650	$(733)	$(797,740)	$115,178
Proceeds from ESPP purchases	135	—	2,742	—	—	2,742
Employee share-based compensation expense	—	—	27,869	—	—	27,869
Issuance of restricted shares	729	—	—	—	—	—
Option exercises	5	—	81	—	—	81
Cumulative effect upon the adoption of ASC 606	—	—	—	—	1,119	1,119
Repurchase of shares to satisfy tax withholding	(146)	—	(6,905)	—	—	(6,905)
Net unrealized gain on marketable securities	—	—	—	208	—	208
Net loss	—	—	—	—	(105,905)	(105,905)
Balances at June 30, 2018	55,104	$1	$937,437	$(525)	$(902,526)	$34,387

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net loss	$(112,418)	$(105,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,867	2,126
Amortization and accretion income, net	(1,696)	(436)
Share-based compensation	23,519	27,853
Reversal of inventory purchase commitment liability	—	(2,250)
Amortization of right-of-use assets	2,016	—
Undistributed earnings from investment in TRC, LLC	(14,595)	(1,633)
Other	53	(21)
Changes in operating assets and liabilities:
Accounts receivable	389	(1,181)
Receivables from collaborative arrangements	9,074	3,244
Other prepaid and current assets	(2,407)	(2,963)
Inventories	—	(351)
Tax receivable	(3,700)	5,092
Other assets	2	(41)
Accounts payable	(5,491)	(2,311)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(15,580)	(19,049)
Accrued interest payable	2,672	—
Deferred rent	—	3,002
Deferred revenue	(12,826)	88,256
Operating lease liabilities	(1,371)	—
Other long-term liabilities	269	(5,144)
Net cash used in operating activities	(129,223)	(11,712)

Investing activities
Purchases of property and equipment	(1,796)	(3,865)
Purchases of marketable securities	(208,028)	(101,912)
Maturities of marketable securities	131,368	136,428
Proceeds from the sale of VIBATIV business, net	5,000	—
Proceeds from the sale of fixed assets	—	17
Net cash (used in) provided by investing activities	(73,456)	30,668

Financing activities
Proceeds from ESPP purchases	2,605	2,742
Proceeds from option exercises	2,545	81
Repurchase of shares to satisfy tax withholding	(2,181)	(6,905)
Net cash provided by (used in) financing activities	2,969	(4,082)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(199,710)	14,874
Cash, cash equivalents, and restricted cash at beginning of period	378,854	89,813
Cash, cash equivalents, and restricted cash at end of period	$179,144	$104,687

Supplemental disclosure of cash flow information
Cash paid for interest	$11,753	$3,738
Cash paid (received) for income taxes, net	$21	$(4,455)
Right-of-use assets obtained in exchange for lease obligations (1)	$49,847	$—
(1)Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of ASC 842.

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

Basis of Presentation

The Company’s condensed consolidated financial information as of June 30, 2019, and the three and six months ended June 30, 2019 and 2018 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with US generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2018 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) under the required modified retrospective approach. ASU 2016-02 was aimed at making leasing activities more transparent and comparable, and requires leases with terms greater than one year to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability.

The Company elected the optional transition method to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit, if any, on the effective date of ASU 2016-02 of January 1, 2019, rather than applying the transition provisions in the earliest period presented, and the Company elected a package of practical expedients that allowed entities to not: (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. In addition, the Company elected other practical expedients that allowed entities to: (i) use hindsight in determining the term of a lease when the lease includes an option to extend the lease term; (ii) exclude all leases, on a go forward basis, that have a lease term of 12-months or less; and (iii) combine lease and non-lease components (e.g., office common area maintenance expenses) when recognizing a lease on an entity’s balance sheet on a go forward basis.

As a result of the adoption of ASU 2016-02, on January 1, 2019, the Company recorded a right-of-use operating lease asset of $48.3 million and an operating lease liability of $56.3 million related to its office leases in South San Francisco, California and Dublin, Ireland. The lease liability included $8.0 million related to deferred rent liabilities. The adoption of ASU 2016-02 did not have an impact on the Company’s consolidated results of operations, lease expense, or cash flows.

Effective January 1, 2019, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (i) the fair value of the modified award is the same immediately before and after the modification; (ii) the vesting conditions of the modified award are the same immediately before and after the modification; and (iii) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The adoption of ASU 2017-09 did not have a material impact upon the Company’s condensed consolidated financial statements and related disclosures as of January 1, 2019.

Effective January 1, 2019, the Company adopted the new final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company has included condensed consolidated statements of shareholders’ equity (deficit) in this Form 10-Q for the three and six months ended June 30, 2019 and 2018.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13"). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2019. The Company does not currently expect ASU 2016-13 to have a material impact on its consolidated financial statements and related disclosures based on the historically high credit quality of the Company’s financial instruments.

In November 2018, the FASB issued ASU 2018-18, Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606. The issuance of Topic 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaboration arrangement participant is a customer; (ii) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer; and (iii) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-18 on its consolidated financial statements and related disclosures.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Numerator:
Net loss	$(39,838)	$(40,818)	$(112,418)	$(105,905)
Denominator:
Weighted-average common shares outstanding	56,407	54,958	56,114	54,763
Less: weighted-average common shares subject to forfeiture	(878)	(1,159)	(879)	(1,234)
Weighted-average common shares used to compute basic and diluted net loss per share	55,529	53,799	55,235	53,529
Basic and diluted net loss per share	$(0.72)	$(0.76)	$(2.04)	$(1.98)

For the three and six months ended June 30, 2019 and 2018, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Share issuances under equity incentive plans and ESPP	7,468	5,383	6,227	4,622
Restricted shares	—	4	—	4
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	14,144	12,063	12,903	11,302

As of June 30, 2019 and 2018, there were 468,000 and 978,750 shares, respectively, subject to performance-based vesting criteria which have been excluded from the anti-dilutive securities table above.

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Janssen	$7,392	$7,566	$12,715	$12,179
Alfasigma	95	10,533	98	10,533
Other	163	16	175	43
Total collaboration revenue	$7,650	$18,115	$12,988	$22,755

Changes in Deferred Revenue Balances

The changes in the deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$7,492	$16	$12,825	$32
Performance obligations satisfied in previous period	—	—	—	—

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). Under the terms of the Janssen Agreement, the Company received an upfront payment of $100.0 million. The Company is conducting a Phase 2 (DIONE) study of TD-1473 in Crohn’s disease and a Phase 2b/3 (RHEA) induction and maintenance study of TD-1473 in ulcerative colitis. Following the initial Phase 2 development period, including the completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize TD-1473 and certain related back-up compounds by paying us a fee of $200.0 million. Upon any such election, the Company and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases and share profits in the US and expenses related to Phase 3 development and registration activities (67% to Janssen; 33% to Theravance Biopharma). The Company would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and the Company would be eligible to receive up to an additional $700.0 million in development and commercialization milestone payments from Janssen.

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

The $900.0 million in future potential payments, inclusive of $200.0 million opt-in fee and $700.0 million future development and commercialization milestones, is considered variable consideration if Janssen elects to remain in the collaboration arrangement following completion of the initial Phase 2 development period, as described above and, as such, was not included in the transaction price, as the potential payments were all determined to be fully constrained under ASC 606. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control. The Company expects that any consideration related to royalties and sales-based milestones will be recognized when the subsequent sales occur.

For the three and six months ended June 30, 2019, the Company recognized $7.4 million and $12.7 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $56.2 million was recorded in deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the initial Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). For the three and six months ended June 30, 2019, the Company incurred $9.0 million and $17.7 million, respectively, in research and development costs related to the Janssen Agreement, and for the three and six months ended June 30, 2018, the Company incurred $11.1 million and $17.6 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the Company’s estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

Under the Mylan Agreement, Mylan paid the Company an upfront fee of $15.0 million for the delivery of the revefenacin license in 2015 and, in 2016, Mylan paid the Company a milestone payment $15.0 million for the achievement of 50% enrollment in the Phase 3 twelve-month safety study. Separately, pursuant to an agreement to purchase ordinary shares entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in the Company, buying 1,585,790 ordinary shares from the Company in February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium, equal to $4.2 million, over the volume weighted-average price per share of the Company’s ordinary shares for the five trading days ending on January 30, 2015.

Under the Mylan Agreement, as of June 30, 2019, the Company is eligible to receive from Mylan potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the EU. The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

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

The Company analogized to ASC 606 for the accounting for two performance obligations: (1) delivery of the license to develop and commercialize revefenacin; and (2) joint steering committee participation. The Company determined the license to be distinct from the joint steering committee participation. The Company further determined that the transaction price under the arrangement was comprised of the following: (1) $15.0 million upfront license fee received in 2015; (2) $4.2 million premium related to the ordinary share purchase agreement received in 2015; and (3) $15.0 million milestone for 50% enrollment in the Phase 3 twelve-month safety study received in 2016. The total transaction price of $34.2 million was allocated to the two performance obligations based on the Company’s best estimate of the relative stand-alone selling price. For the delivery of the license, the Company based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential. For the committee participation, the Company based the stand-alone selling price on the average compensation of its committee members estimated to be incurred over the performance period. The Company expects to recognize collaboration revenue from the committee participation ratably over the performance period of approximately seventeen years.

The future potential milestone amounts for the Mylan Agreement were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

As of June 30, 2019, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation which will be recognized as collaboration revenue over the course of the remaining performance period of approximately thirteen years.

The Company is also entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and the Company is entitled to low double-digit tiered royalties on ex-US net sales. Mylan is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its financial statements.

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Mylan each quarter under the profit sharing structure are disaggregated according to their individual components. Any reimbursement received from Mylan for the Company’s R&D expense is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations. If in any reporting period, the arrangement results in a receivable from Mylan after the Company’s R&D expenses have been reimbursed, then such a receivable is recognized as profit sharing revenue. If in any reporting period, the arrangement results in a payable to Mylan after the Company’s R&D expenses have been reimbursed, then such payments are recognized as collaboration expenses within operating expenses. The following amounts were recorded in the Company’s condensed consolidated statements of operations.

Prior to the FDA approval of YUPELRI, the Company recorded its 35% share of expenses within R&D expense and selling, general and administrative expense on its condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the arrangement resulted in total collaboration expense of $1.3 million and $1.7 million, respectively.

Reimbursement of R&D Expense

Under certain collaborative arrangements, the Company is entitled to reimbursement of certain R&D expenses. Activities under collaborative arrangements for which the Company is entitled to reimbursement are considered to be collaborative activities under the scope of ASC 808. For these units of account, the Company does not analogize to ASC 606 or recognize revenue. The Company records reimbursement payments received from its collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Janssen	$784	$—	$2,195	$—
Mylan	31	1,395	234	3,245
Total reduction to R&D expense	$815	$1,395	$2,429	$3,245

Revenue from Licensing Arrangements

In June 2019, the Company announced the expansion of the Mylan Agreement (the “Mylan Amendment”) to grant Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories. In exchange, the Company received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive potential development and sales milestones totaling $54.0 million together with low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Of the $54.0 million in potential milestones, $9.0 million is associated with the development of YUPELRI monotherapy, $7.5 million associated with the development of future potential combination products, and $37.5 million is associated with sales milestones. Mylan will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.

The Mylan Amendment is accounted for under ASC 606 as a separate contract from the original Mylan Agreement. The Company identified a single performance obligation comprising of the delivery of the license to develop and commercialize revefenacin in China and adjacent territories. The transaction price was determined to be the upfront payable of $18.5 million which the Company recognized as licensing revenue following the completion of the performance obligation in June 2019.

The future potential milestone amounts for the Mylan Amendment were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the development milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur, or the milestone is achieved. The Company will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2019	2018
Cash and cash equivalents	$178,311	$103,854
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$179,144	$104,687

5. Investments and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair market value of marketable securities classified within Level 1 is based on quoted prices for identical instruments in active markets. The fair value of marketable securities classified within Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-driven valuations whose inputs are observable or whose significant value drivers are observable. Observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

Available-for-sale securities are summarized below:

		June 30, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$78,583	$79	$(12)	$78,650
US government agency securities	Level 2	9,978	3	—	9,981
Corporate notes	Level 2	41,633	58	(2)	41,689
Commercial paper	Level 2	170,049	22	(19)	170,052
Marketable securities		300,243	162	(33)	300,372
Money market funds	Level 1	66,935	—	—	66,935
Total		$367,178	$162	$(33)	$367,307

		December 31, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$48,807	$—	$(86)	$48,721
US government agency securities	Level 2	9,852	2	—	9,854
Corporate notes	Level 2	57,508	6	(88)	57,426
Commercial paper	Level 2	90,919	—	—	90,919
Marketable securities		207,086	8	(174)	206,920
Money market funds	Level 1	294,751	—	—	294,751
Total		$501,837	$8	$(174)	$501,671

As of June 30, 2019, all of the available-for-sale securities had contractual maturities within one year and the weighted-average maturity of marketable securities was approximately three months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no changes to the Company’s valuation techniques during the three and six months ended June 30, 2019.

In general, the Company invests in debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities, as of June 30, 2019, were temporary in nature, and there were no material unrealized losses on investments which have been in a loss position for more than twelve months as of June 30, 2019.

As of June 30, 2019, the Company’s accumulated other comprehensive income on its condensed consolidated balance sheets consisted of net unrealized gains on available-for-sale investments. During the three and six months ended June 30, 2019 and 2018, the Company did not sell any of its marketable securities.

6. Long-Term Debt

9.0% Non-Recourse Notes Due 2033

In November 2018, the Company entered into note purchase agreements relating to the private placement of $250.0 million aggregate principal amount of 9.0% non-recourse notes, due on or before 2033 (the "Non-Recourse 2033 Notes") issued by the Company’s wholly-owned subsidiary, Triple Royalty Sub LLC (the “Issuer”).

The Non-Recourse 2033 Notes are secured by all of the Issuer’s rights, title and interest as a holder of certain membership interests (the “Issuer Class C Units”) in Theravance Respiratory Company, LLC (“TRC”). The primary source of funds to make payments on the Non-Recourse 2033 Notes will be the 63.75% economic interest of the Issuer (evidenced by the Issuer Class C Units) in any future payments made by the Glaxo Group or one of its affiliates (“GSK”) under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva, Inc. (“Innoviva”) and GSK, as amended from time to time (net of the amount of cash, if any, expected to be used in TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the TRELEGY ELLIPTA program. The sole source of principal and interest payments for the Non-Recourse 2033 Notes are the future royalty payments generated from the TRELEGY ELLIPTA program, and as a result, the holders of the Non-Recourse 2033 Notes have no recourse against the Company even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2033 Notes.

The Non-Recourse 2033 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with GSK. The Non-Recourse 2033 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. The Non-Recourse 2033 Notes bear an annual interest rate of 9.0%, with interest and principal paid quarterly beginning April 15, 2019. Prior to October 15, 2020, in the event that the distributions received by the Issuer from TRC in a quarter are less than the interest accrued for the quarter, the principal amount of the Non-Recourse 2033 Notes will increase by the interest shortfall amount for that period without a default or event of default occurring. The terms of the Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the Notes. Since the principal and interest payments on the Non-Recourse 2033 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter, the Non-Recourse 2033 Notes may be repaid prior to the final maturity date in 2033. The portion of the Non-Recourse 2033 Notes classified as a current liability is based on the amount of royalties received, or receivable, as of June 30, 2019, that are expected to be used to make a principal repayment on the Non-Recourse 2033 Notes.

In order to comply with Regulation RR – Credit Risk Retention (17 C.F.R. Part 246), 5.0% of the principal amount of the Non-Recourse 2033 Notes were retained by Theravance Biopharma R&D, Inc. and eliminated in the Company’s condensed consolidated financial statements.

In May 2019, the Company announced that it had initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC to not make certain distributions owed to us with respect to our 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. The arbitration hearing commenced on July 23, 2019. Resolution of the arbitration should occur in the third quarter of 2019.

As of June 30, 2019, the net principal and estimated fair market value of the Non-Recourse 2033 Notes were $237.5 million and $220.9 million, respectively. The inputs to determine fair value of the Non-Recourse 2033 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company has $230.0 million of 3.250% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of June 30, 2019 with an estimated fair value of $198.5 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of June 30, 2019. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Leases

The Company leases approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”) and includes a tenant improvement allowance with a remaining balance of $15.8 million, as of June 30, 2019, that expires in May 2022. The Company’s Irish subsidiary leases approximately 6,100 square feet of office space in Dublin, Ireland under a lease that expires in April 2027 (“Dublin Lease”). In addition, the Company leases equipment for clinical research studies with an estimated duration of approximately 21 months ending in September 2020.

The SSF Lease contains two options to extend the term of the lease for successive periods of five years each, and the Dublin Lease contains a lease termination option in April 2024 at the Company’s discretion. The two options to extend the SSF Lease and the option to terminate the Dublin Lease were not recognized in the determination of the Company’s right-of-use assets and lease liabilities below.

The Company has evaluated its leases and determined that they were all operating leases. The present values of the remaining lease payments and corresponding right-of-use assets were as follows, and the difference between the right-of-use assets and lease liabilities amounts was due to deferred rent payments that are payable in future periods.

(In thousands)	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$47,831

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$7,887
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	48,565
Total operating lease liabilities		$56,452

Lease expense was included within operating expenses in the condensed consolidated statements of operations as follows:

		Three Months	Six Months
		Ended	Ended
(In thousands)	Classification	June 30, 2019	June 30, 2019
Operating lease expense	Selling, general and administrative expenses	$2,376	$4,919
Operating lease expense	Research and development expenses	238	477
Total operating lease expense (1)		$2,614	$5,396

(1)	Includes short-term leases which were immaterial.

As of June 30, 2019, the maturities of our lease liabilities were as follows:

(In thousands)
Six months ending December 31, 2019	$4,408
Years ending December 31:
2020	7,253
2021	9,492
2022	9,757
2023	10,035
Thereafter	70,208
Total operating lease payments	$111,153
Less: Estimated tenant improvement allowance	(15,774)
Less: Imputed interest	(38,927)
Present value of operating lease liabilities	$56,452

Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $1.7 million and $3.8 million, respectively, and is included in net cash used in operating activities in the condensed consolidated statements of cash flows. As of June 30, 2019, the weighted-average remaining lease term was 10.7 years, and the weighted-average discount rate used to determine the lease liabilities was 8.65%. The Company’s discount rate was primarily derived from the 9.0% interest rate on its Non-Recourse 2033 Notes issued in November 2018 and did not involve any significant assumptions.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting, and the value of the Company’s equity investment in TRC was $20.0 million and $5.4 million as of June 30, 2019 and December 31, 2018, respectively. This amount includes undistributed earnings from the Company’s investment in TRC which are recorded on the condensed consolidated balance sheets, net of the Company’s proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva. Pursuant to the TRC operating agreement, the cash from the TRELEGY ELLIPTA royalties, net of any expenses, is distributed to the equity holders quarterly.

For the three and six months ended June 30, 2019, the Company recognized $8.4 million and $14.6 million, respectively, and for the three and six months ended June 30, 2018, the Company recognized $1.9 million and $2.6 million, respectively, in income from its investment in TRC which was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta.

In May 2019, the Company announced that it had initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC to not make certain distributions owed to us with respect to our 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. The arbitration hearing commenced on July 23, 2019. Resolution of the arbitration should occur in the third quarter of 2019.

9. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2019	2018	2019	2018
Research and development	$5,720	$6,904	$11,880	$13,463
Selling, general and administrative	5,578	6,951	11,639	14,390
Total share-based compensation expense	$11,298	$13,855	$23,519	$27,853

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of the Company’s board of directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during the five-year period from 2016 to December 31, 2020, as well as, continued employment. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of June 30, 2019, there were 877,500 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding, and as of June 30, 2018, there were 978,750 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding.

Expense associated with these awards is broken into three separate tranches and may be recognized during the years 2016 to 2020 depending on the probability of meeting the performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement is reassessed at each quarter-end reporting period. Previously recognized expense is reversed in the period in which it becomes probable that the requisite service period will not be rendered.

The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the Company recognized $0.6 million and $1.8 million of share-based compensation expense for the three and six months ended June 30, 2018 associated with the first tranche of these awards.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019. For the three and six months ended June 30, 2019, the Company recognized ($0.3) million and $0.5 million, respectively, of share-based compensation (credit) expense related to the second tranche of these awards. The maximum remaining expense associated with the second tranche is $1.8 million (allocated as $0.6 million for research and development expense and $1.2 million for selling, general and administrative expense). For the three and six months ended June 30, 2018, the Company recognized $0.9 million and $1.7 million, respectively, of share-based compensation expense related to the second tranche of these awards.

As of June 30, 2019, the Company determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to the third tranche has been recognized to date. The maximum potential expense associated with the remaining third tranche could be up to $12.8 million (allocated as $4.4 million for research and development expense and $8.3 million for selling, general and administrative expense) if the performance conditions are achieved.

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

As of June 30, 2019, the Company has determined that the performance milestones for the awards granted in the fourth quarter of 2018 and the first quarter of 2019 were not probable of achievement and, as a result, no compensation expense related to these awards has been recognized to date.

10. Income Taxes

The income tax provision was a $0.2 million expense and $0.3 million expense for the three and six months ended June 30, 2019, respectively. The income tax expense was primarily attributed to recording contingent tax liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of June 30, 2019, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

New UK tax legislation was introduced by the Finance Act 2019 (“FA 2019”) and came into effect on April 6, 2019 that subjects UK-derived income earned by offshore recipients with respect to intangible property (“ORIP”) to UK income tax at 20% on the gross receipts, where the intangible property is held offshore in a jurisdiction with which the UK does not have a double taxation treaty. FA 2019 also included a power for amendments to the ORIP legislation to be made by regulation by December 31, 2019.

On May 24, 2019, the UK published further draft guidance and regulations intended to facilitate the administration of the ORIP regime, however a number of issues and areas of uncertainty remain. The Company has reviewed the original legislation in conjunction with the draft guidance and believes that the ORIP regime may apply to certain cash receipts. Based on this analysis, the Company believes that the ORIP charge on UK-derived cash receipts through the second quarter of 2019 is not material, but the Company will continue to refine its ORIP conclusions as final guidance and regulations are issued later in 2019.

11. Cost of Goods Sold

In November 2018, the Company completed the sale of its assets related to the manufacture, marketing and sale of VIBATIV® to Cumberland Pharmaceutical Inc. As a result of the sale, the Company did not recognize any product sales revenue or cost of goods sold for the three and six months ended June 30, 2019. The negative cost of goods sold recognized on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018 was primarily due to a reversal of a $2.3 million charge originally taken in the fourth quarter of 2017 related to VIBATIV inventory purchase commitments that was subsequently waived by our third-party manufacturer.

12. Reduction in Workforce

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

The workforce reduction was substantially completed in the first quarter of 2019, and the Company recorded severance related charges totaling approximately $3.6 million for the six months ended June 30, 2019, including compensation expense made to affected employees through any minimum statutory notice periods. As of June 30, 2019, the Company had paid total severance of $3.4 million. The severance related charges are presented on the condensed consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

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

In pursuit of our purpose, we apply insights and innovation at each stage of our business and utilize our internal capabilities and those of partners around the world. We apply organ-selective expertise to biologically compelling targets to discover and develop medicines designed to treat underserved localized diseases and to limit systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing lung-selective medicines to treat respiratory disease, including US Food and Drug Administration (“FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our pipeline of internally discovered programs is targeted to address significant patient needs.

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

Based on positive results from a Phase 1b exploratory study in ulcerative colitis and following dialogues with the FDA and European Medicines Agency (“EMA”) regarding study design, we advanced TD-1473 into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study is a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. We anticipate results from the Phase 2b portion of the ulcerative colitis study and Phase 2 Crohn’s disease study in late-2020.

In May 2019, we presented supplemental data from the Phase 1b exploratory study of TD-1473 in patients with ulcerative colitis in an oral presentation at Digestive Disease Week (“DDW”). The study was designed to measure signals of localized biologic activity, and with little to no systemic exposure or immunosuppression. Data from the study were positive across a variety of measures, including disease activity, include rectal bleeding and endoscopic improvement, as well as biomarker changes confirming target engagement. Additionally, the data demonstrated minimal systemic exposures and suggested no evidence of systemic immunosuppression or systemic opportunistic infections associated with the gut-selective compound.

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

Ampreloxetine (TD-9855)

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

Based on positive top-line four-week results from a Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in January and February 2019, respectively. We anticipate results from the Phase 3 four-week study in the second half of 2020.

We recently announced new data from the Phase 2 study of ampreloxetine in nOH at two medical congresses. One, in June 2019, in a poster presentation at the International Association of Parkinsonism and Related Disorders (“IAPRD”) World Congress, and the other, in July 2019, in an oral presentation at the 32nd European Neurology Congress (“ENC”). The new data demonstrated that the study's previously reported improvements in nOH symptom severity following four weeks of treatment were sustained until the completion of 20 weeks of ampreloxetine therapy. Following discontinuation of treatment at the end of 20 weeks, these improvements in patients' nOH symptoms deteriorated, with severity returning to baseline pre-treatment levels.

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Mylan formally launched our sales and marketing efforts in early 2019. The launch is progressing well in partnership with Mylan. We are tracking several key performance metrics to gauge success in building early market acceptance, including formulary reviews, formulary wins and market access. Since launch, YUPELRI has been accepted on 42 formularies that account for a total of 136 institutional accounts with additional formulary reviews expected through the remainder of 2019. Thus far, our approval success rate once YUPELRI has been scheduled for formulary review is about 90%. With respect to market access, we have made important gains with confirmed commercial coverage of approximately 46% and Medicare Part B coverage for patients with supplement insurance of 100%. In May 2019, we announced that YUPELRI had been assigned a permanent unique Healthcare Common Procedure Coding System (“J-CODE”) nearly six months ahead of schedule. The permanent J-CODE allows for full automation of prescription adjudication, simplifying the process for pharmacists and patients.

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

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we co-develop revefenacin for COPD and other respiratory diseases. We led the US Phase 3 development program for YUPELRI in COPD, and Mylan was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs are shared. With YUPELRI approved in the US, Mylan is leading commercialization, and we co-promote the product in the US under a profit and loss sharing arrangement (65% to Mylan; 35% to Theravance Biopharma). Outside the US, Mylan will be responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in the second quarter of 2015. Also, pursuant to an agreement to purchase ordinary shares entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10%

premium over the volume weighted-average price per share of our ordinary shares for the five trading days ending on January 30, 2015. In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study.

In June 2019, we announced the expansion of the Mylan Agreement to grant Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, we received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive additional potential development and sales milestones totaling $54.0 million together with low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Mylan will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.

Under the Mylan Agreement, as of June 30, 2019, we are eligible to receive from Mylan potential global development, regulatory and sales milestone payments totaling up to $259.0 million in the aggregate, with $206.5 million associated with YUPELRI monotherapy, and $52.5 million associated with future potential combination products. Of the $206.5 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $19.0 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions. We do not expect to earn any significant milestone payments from Mylan for the remainder of 2019.

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

In November 2018, we announced the first subject dosed in a Phase 1 study of TD-8236, designed to evaluate safety and provide biomarker data in both healthy volunteers and asthmatic patients. Data from the study are expected in September 2019.

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

In November 2018, we sold VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to an Asset Purchase Agreement (the “Agreement”). Under the Agreement, Cumberland paid us $20.0 million at the closing of the transaction and $5.0 million in April 2019. In addition, Cumberland will pay us tiered royalties of up to 20% of US net sales of VIBATIV until such time as royalties cumulatively total $100.0 million.

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

In May 2019, we announced that we had initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC to not make certain distributions owed to us with respect to our 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. The arbitration hearing commenced on July 23, 2019. Resolution of the arbitration should occur in the third quarter of 2019. See Part II, Item 1 “Legal Proceedings” for further information concerning the withholding of royalty payments due to us under the TRC LLC Agreement.

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

GSK and Innoviva conducted two global pivotal Phase 3 studies of TRELEGY ELLIPTA in COPD, the IMPACT study and the FULFIL study. In September 2017, GSK and Innoviva announced that the FDA approved TRELEGY ELLIPTA for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. TRELEGY ELLIPTA is currently approved in 36 markets with additional approvals expected in 2019, including a potential approval in China in the fourth quarter of 2019. In August 2019, GSK announced that it had filed a supplemental new drug application (“NDA”) to FDA supporting revised labelling for TRELEGY ELLIPTA on reduction in risk of all-cause mortality compared with ANORO ELLIPTA in patients with COPD.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY ELLIPTA in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint and that GSK plans to submit a sNDA in the second half of 2019.

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

Through October 15, 2020, the terms of the Non-Recourse 2033 Notes provide that to the extent there are insufficient funds to satisfy the Issuer’s scheduled quarterly interest obligations, the shortfall shall be added to the principal amount of the Non-Recourse 2033 Notes without a default or event of default occurring. The terms of the Non-Recourse 2033 Notes also provide that, at Theravance Biopharma’s option, the quarterly interest payment obligations can be satisfied by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the notes. For the April 15, 2019 and July 15, 2019 interest payment dates, Theravance Biopharma R&D, Inc. (parent entity of Issuer) made a capital contribution to satisfy the interest payment obligations for these two scheduled payments. If necessary, interest may be paid in-kind or we may exercise our capital contribution option in the near future while we arbitrate the dispute with Innoviva discussed below in Part II, Item 1 “Legal Proceedings.”

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

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
(In thousands)	2019	2018	$	%		2019	2018	$	%
Product sales	$—	$5,361	$(5,361)	NM	%	$—	$9,040	$(9,040)	NM	%
Collaboration revenue	7,650	18,115	(10,465)	(58)		12,988	22,755	(9,767)	(43)
Licensing revenue	18,500	—	18,500	NM		18,500	—	18,500	NM
Total revenue	$26,150	$23,476	$2,674	11%		$31,488	$31,795	$(307)	(1)%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland Pharmaceuticals Inc. (“Cumberland”) in November 2018, no product sales were recognized for the three and six months ended June 30, 2019.

Collaboration revenue decreased by $10.5 million and $9.8 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decreases were primarily attributed to the April 2018 exercise by Alfasigma of its option to develop and commercialize velusetrag.

Licensing revenue was $18.5 million for the three and six months ended June 30, 2019 and represented a $18.5 million upfront payment (before a required tax withholding) from Mylan associated with the amendment signed in June 2019 for the commercialization and development rights to nebulized revefenacin in China and adjacent territories.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
(In thousands)	2019	2018	$	%		2019	2018	$	%
Cost of goods sold	$—	$(1,448)	$1,448	NM	%	$—	$(622)	$622	NM	%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland in November 2018, no cost of goods sold was recognized for the three and six months ended June 30, 2019. The negative cost of goods sold amounts for the three and six months ended June 30, 2018 were primarily due to a reversal of a $2.3 million charge originally taken in the fourth quarter of 2017 related to VIBATIV inventory purchase commitments that were subsequently waived by our third-party manufacturer.

Reduction in Workforce

In January 2019, we announced a reduction in workforce to align with our focus on continued execution of key strategic programs and advancement of selected late-stage research programs toward clinical development. We reduced our overall headcount by 51 individuals, with the affected employees primarily focused on early research or the infrastructure in support of VIBATIV which was sold by us to Cumberland in November 2018.

The workforce reduction was substantially completed in the first quarter of 2019, and we recorded severance related charges totaling approximately $3.6 million including compensation expense made to affected employees through any minimum statutory notice periods. As of June 30, 2019, we had paid total severance of $3.4 million. The severance related charges are presented on the condensed consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the comparable periods in the prior year:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Employee-related	$12,409	$15,591	$(3,182)	(20)%	$30,804	$32,385	$(1,581)	(5)%
Share-based compensation	5,720	6,903	(1,183)	(17)	11,880	13,463	(1,583)	(12)

External-related	19,914	17,570	2,344	13	40,582	32,334	8,248	26
Facilities, depreciation and other allocated expenses	8,356	8,557	(201)	(2)	16,951	18,204	(1,253)	(7)
Total research & development	$46,399	$48,621	$(2,222)	(5)%	$100,217	$96,386	$3,831	4%

R&D expenses decreased by $2.2 million for the three months ended June 30, 2019 compared to same period in 2018. The decrease was primarily due to a $3.2 million decrease in employee-related expenses, a $1.2 million decrease in share-based compensation, and a $2.3 million increase in external-related expenses. The decrease in employee-related expenses was primarily due to a $4.1 million reduction in payroll-related expenses resulting from our workforce reduction in the first quarter of 2019 which was partially offset by a $0.9 million a decrease in employee-related expense reimbursements under certain collaborative arrangements. The $1.2 million decrease in share-based compensation expense was primarily due to lower long-term retention and incentive awards. The $2.3 million increase in external-related expenses was primarily related to our ongoing late-stage clinical programs in TD-1473 (our gut-selective pan-JAK inhibitor) and ampreloxetine (a norepinephrine serotonin reuptake inhibitor (“NSRI”)) in neurogenic orthostatic hypotension (“nOH”), as well as continued investment in our research and preclinical programs. These external-related expense increases were partially offset by the termination of the Phase 3 Bacteremia study of VIBATIV.

R&D expenses increased by $3.8 million for the six months ended June 30, 2019 compared to same period in 2018. The increase was primarily due to an $8.2 million increase in external-related expenses related to our ongoing late-stage clinical programs in TD-1473 and ampreloxetine, as well as continued investment in our research and preclinical programs. These external-related expense increases were partially offset by the termination of the Phase 3 Bacteremia study of VIBATIV. Similar to the three months ended June 30, 2019, the aggregate $8.2 million increase in external related expenses was partially offset by a $1.6 million decrease in employee-related expense and another $1.6 million decrease related to share-based compensation expense. In addition, other expenses decreased by $1.3 million and was primarily driven by lower laboratory supplies expense resulting from the workforce reduction in first quarter of 2019.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $0.8 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $2.4 million and $3.2 million for the six months ended June 30, 2019 and 2018, respectively. The decreases in expense reimbursements were primarily attributed to the wind down of the revefenacin development program following our submission of the NDA in November 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Selling, general and administrative	$22,227	$25,007	$(2,780)	(11)%	$47,413	$49,711	$(2,298)	(5)%

For the three months ended June 30, 2019, selling, general and administrative expenses decreased by $2.8 million compared to the same period in 2018. The decrease was primarily due to a $1.5 million decrease in external-related expenses and a $1.3 million decrease in share-based compensation expense. The decrease in external-related expenses was primarily due to decreases in VIBATIV-related external services as a result of the sale of VIBATIV to Cumberland in November 2018 in addition to a decrease in general and administrative and facilities-related consulting expenses. The decrease in share-based compensation expense was primarily due to lower long-term retention and incentive awards.

For the six months ended June 30, 2019, selling, general and administrative expenses decreased by $2.3 million compared to the same period in 2018. The decrease was primarily due to a $3.0 million decrease in external-related expenses and a $2.7 million decrease in share-based compensation expense. The decrease in external-related expenses was primarily due to decreases in VIBATIV-related external services as a result of the sale of VIBATIV to Cumberland in November 2018 in addition to a decrease in general and administrative and facilities-related consulting expenses. The decrease in share-based compensation expense was primarily due to lower long-term retention and incentive awards. The increases in external-related expenses and share-based compensation expense were partially offset by a $1.5 million increase in facilities and other allocable expenses and $1.6 million in collaboration expenses payable to Mylan in connection with the commercial launch of YUPELRI that formally began in the first quarter of 2019.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Income from investment in TRC, LLC	$8,366	$1,949	$6,417	329%	$14,595	$2,635	$11,960	454%

Income from investment in TRC increased by $6.4 million and $12.0 million for the three and six months ended June 30, 2019 compared to the same periods in 2018. The investment income in TRC was generated by royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta which was launched in the fourth quarter of 2017.

In connection with the issuance of our $237.5 million net principal amount Non-Recourse 2033 Notes in November 2018, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2033 Notes and is not available to pay other creditor obligations or claims. In May 2019, we announced that we had initiated arbitration against Innoviva and TRC in connection with Innoviva’s failure to disburse certain royalties to us. Please refer to “Legal Proceedings” under Part II, Item 1 of these financial statements for further details.

Interest Expense

Interest expense, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Interest expense	$(7,901)	$(2,137)	$(5,764)	270%	$(15,759)	$(4,274)	$(11,485)	269%

Interest expense increased by $5.8 million and $11.5 million for the three and six months ended June 30, 2019 compared to the same periods in 2018 due to additional interest expense related to the issuance of the Non-Recourse 2033 Notes in November 2018.

Interest and Other Income, net

Interest and other income, net, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Interest and other income, net	$2,374	$1,284	$1,090	85%	$5,169	$2,768	$2,401	87%

Interest and other income increased by $1.1 million and $2.4 million for the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to the additional income earned from higher investment balances following the issuance of the Non-Recourse 2033 Notes in November 2018. We also recognized $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, as royalty income generated from sales of VIBATIV by Cumberland.

Provision for Income Tax (Expense) Benefit

The provision for income tax (expense) benefit, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Provision for income tax (expense) benefit	$(201)	$6,790	$(6,991)	(103)%	$(281)	$6,646	$(6,927)	(104)%

Our effective tax rate for the six months ended June 30, 2019 was approximately (0.25)%. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

The provision for income taxes increased by $6.9 million for the six months ended June 20, 2019 compared to the same period in 2018. The increase was primarily attributed to a tax adjustment recorded in second quarter of 2018 related to the finalization of our transfer pricing policy. The 2018 tax adjustment resulted in a tax benefit of $6.8 million and $6.6 million for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration arrangements and, to a lesser extent, revenue from product sales. As of June 30, 2019, we had approximately $396.1 million in cash, cash equivalents, and investments in marketable securities. Also, as of June 30, 2019, we had outstanding (i) $230.0 million in aggregate principal Convertible Senior 2023 Notes and (ii) $237.5 million in net principal Non-Recourse 2033 Notes stated net of a 5.0% retention by us as discussed in the Theravance Respiratory Company, LLC section above.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Six Months Ended
	June 30,
(In thousands)	2019	2018	Change
Net cash used in operating activities	$(129,223)	$(11,712)	$(117,511)
Net cash (used in) provided by investing activities	(73,456)	30,668	(104,124)
Net cash provided by (used in) financing activities	2,969	(4,082)	7,051

Cash flows used in operating activities

Net cash used in operating activities was $129.2 million for the six months ended June 30, 2019. The $129.2 million used in operating activities consisted primarily of net loss of $112.4 million, adjusted for non-cash items such as $23.5 million for share-based compensation expense, $14.6 million related to undistributed earnings from our investment in TRC, and $29.0 million of net cash outflow related to changes in operating assets and liabilities. Overall, net cash used in operating activities increased by $117.5 million, compared to the same period in 2018, primarily driven by our receipt of the $100.0 million upfront payment from our collaborative arrangement from Janssen in February 2018.

Net cash used in operating activities was $11.7 million for the six months ended June 30, 2018. The $11.7 million used in operating activities consisted primarily of net loss of $105.9 million, adjusted for non-cash items such as $27.9 million for share-based compensation expense and $68.6 million of net cash inflows related to changes in operating assets and liabilities.

Cash flows (used in) provided by investing activities

Net cash used in investing activities was $73.5 million for the six months ended June 30, 2019, consisting primarily of net cash outflows resulting from net purchases and maturities of marketable securities of $76.7 million which was partially offset by $5.0 million in cash inflows related to final installment proceeds from the sale of the VIBATIV product to Cumberland in November 2018.

Net cash provided by investing activities was $30.7 million for the six months ended June 30, 2018, consisting primarily of net cash inflows resulting from net purchases and maturities of marketable securities of $34.5 million which was partially offset by $3.9 million in cash outflows related to the acquisition of property and equipment.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2019, consisting of $5.2 million of net cash inflows from employee share plan purchase proceeds and share option exercises which was partially offset by $2.2 million of net cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $4.1 million for the six months ended June 30, 2018, primarily consisting of $6.9 million of net cash outflows for the repurchase of shares to satisfy tax withholding obligations which was partially offset by $2.7 million of net cash inflows from employee share plan purchase proceeds.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2019.

Performance-Contingent Awards

In 2016, we granted long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on meeting certain operating goals and objectives during the five-year period from 2016 to December 31, 2020. These goals are strategically important for us, and we believe the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. We recognize compensation expense relating to awards subject to performance conditions if it is considered probable that the performance goals will be achieved. The probability of achievement is reassessed at each quarter-end reporting period. Previously recognized expense is reversed in the period in which it becomes probable that the requisite service period will not be rendered.

We determined that achievement of the requisite performance conditions for the first tranche were completed as of June 2018, and the expense associated with this first tranche has been fully recognized. We determined that achievement of the requisite performance conditions for the second tranche were completed as of February 2019. For the six months ended June 30, 2019, we recognized $0.5 million and $1.3 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards. The maximum remaining share-based compensation expense and cash bonus expense associated with the second tranche is $1.8 million and $2.3 million, respectively.

The maximum potential remaining expense associated with the third tranche of this program is $12.8 million related to share-based compensation expense and $16.2 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized to date.

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

As of June 30, 2019, we determined that the performance milestones for the awards granted in the fourth quarter of 2018 and the first quarter of 2019 were not probable of achievement and, as a result, no compensation expense related to these awards has been recognized to date.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks as of June 30, 2019 have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2019 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have initiated arbitration against Innoviva and TRC because Innoviva has caused TRC to not make certain distributions owed to us with respect to our 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. We believe that these actions by Innoviva and TRC constitute a material breach of their obligations to disburse to us 85% of the royalties paid to TRC by GSK as a result of GSK’s net sales of TRELEGY ELLIPTA (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The TRC LLC Agreement imposes express fiduciary duties on Innoviva as manager. To ensure that Innoviva causes TRC to fulfill its contractual duties to distribute royalties, and to discharge its own fiduciary duties, the TRC LLC Agreement imposes significant limitations on Innoviva’s authority as manager, including requiring Theravance Biopharma’s consent before taking actions or omitting to take actions that would reasonably be expected to have a direct or indirect material and adverse effect on the Theravance Biopharma’s economic interest in TRC or its rights, preferences, privileges or obligations. The arbitration hearing commenced on July 23, 2019. Resolution of the arbitration should occur in the third quarter of 2019.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO THE COMPANY

The risks described below and elsewhere in the Annual Report for the year ended December 31, 2018 on Form 10-K and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and six months ended June 30, 2019 and years ended December 31, 2018 and 2017, we recognized net losses of $39.8 million, $112.4 million, $215.5 million and $285.4 million, respectively, which are reflected in the shareholders’ (deficit) equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $1.1 billion as of June 30, 2019. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example: in August 2018 we announced that we intend to progress ampreloxetine (TD-9855) into a Phase 3 registrational program; in late 2018 we initiated a Phase 2 induction study of TD-1473 in Crohn’s disease; and we have initiated sites in a Phase 2b/3 induction and maintenance study of TD-1473 in ulcerative colitis. The expenses associated with these clinical studies are very significant. We will incur costs and expenses associated with our co-promotion agreement with Mylan for commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. We recently sold our VIBATIV product, and therefore will not recognize revenue from future product sales, other than through royalties from sales by Cumberland Pharmaceuticals Inc. (“Cumberland”), the purchaser of the product. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

●	our earlier stage potential products move into later-stage clinical development, which is generally more expensive than early stage development;
●	additional preclinical product candidates are selected for clinical development;
●	we pursue clinical development of our potential or current products in new indications;
●	we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of effectiveness of product candidates during clinical studies;
●	adverse events, safety issues or side effects relating to the product candidates or their formulation into medicines;

●	inability to raise additional capital in sufficient amounts to continue our development programs, which are very expensive;
●	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates;
●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
●	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;
●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;
●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines;
●	failure of our partners to advance our product candidates through clinical development;
●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and
●	a regional disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

We may need to raise additional capital in the future to, among other things:

●	fund our discovery efforts and research and development programs;
●	fund our commercialization strategies for any approved products and to prepare for potential product approvals;
●	support our independent sales and marketing organization and medical affairs team;
●	support our additional investments in YUPELRI, including potential post-marketing clinical studies;
●	progress any additional product candidates into later-stage development without funding from a collaboration partner;
●	progress mid-to-late stage product candidates into later-stage development, if warranted;
●	respond to competitive pressures; and
●	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

●	the scope, duration and expenditures associated with our discovery efforts and research and development programs;
●	continued scientific progress in these programs;
●	the extent to which we encounter technical obstacles in our research and development programs;
●	the outcome of potential licensing or partnering transactions, if any;
●	competing technological developments;

●	the extent of our proprietary patent position in any approved products and our product candidates;
●	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
●	the scope and extent of the expansion of our sales and marketing efforts;
●	potential litigation and other contingencies; and
●	the regulatory approval process for our product candidates.

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

We have no access to confidential information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including Trelegy Ellipta and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our ownership interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate required quality, safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

●	disappointing or lower than expected sales of Trelegy Ellipta;
●	any regulatory difficulty in seeking approval of an asthma indication for Trelegy Ellipta, which GSK will be undertaking following its successful Phase 3 clinical program in asthma patients;
●	disputes between GSK and Innoviva or between us and Innoviva, such as our current dispute with Innoviva described in Part II, Item 1 “Legal Proceedings” concerning the withholding of royalty payments due to us under the TRC LLC Agreement;

●	the emergence of new closed triple or other alternative therapies or any developments regarding these potentially competitive therapies, comparative price or efficacy of such potentially competitive therapies;

●	GSK deciding to delay or halt any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest;
●	the FDA and/or other national or foreign regulatory authorities determining that any of the studies under these programs do not demonstrate the required quality, safety or efficacy, or that additional non-clinical or clinical studies are required with respect to such programs;
●	any safety, efficacy or other concerns regarding any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest; or
●	any particular FDA requirements or changes in FDA policy or guidance regarding these programs or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of June 30, 2019 GSK beneficially owned approximately 17.0% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Before 2018, the actions GSK could have taken to acquire us were limited under our governance agreement with GSK (the “Governance Agreement”), but this agreement expired on December 31, 2017. In May 2018, our shareholders approved a resolution authorizing our board of directors to adopt a shareholder rights plan in the future which may deter GSK from acquiring more than 19.9% of our outstanding ordinary shares. However, our board of directors might not adopt such shareholder rights plan, and we otherwise might not be able to respond successfully to a takeover attempt. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. See Part II, Item 1 “Legal Proceedings.” Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

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

We only receive revenues from TRELEGY ELLIPTA based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product. This involves a number of risks and uncertainties, including:

●GSK’s ability to have an adequate supply of their respective product;
●Ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
●	Compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;
●Competition, whether from current competitors or new products developed by others in the future;
●Claims relating to intellectual property;
●Any future disruptions in GSK’s business which would affect its ability to commercialize the product;
●	The ability of TRELEGY ELLIPTA to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
●Global economic conditions; and
●Any of the other risks relating to commercialization of products described elsewhere in this section.

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

Many of our current and potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development, and, more recently, commercialization, to:

●	discover and develop medicines that are superior to other products in the market;
●	attract and retain qualified personnel;
●	obtain and enforce patent and/or other proprietary protection for our medicines and technologies;
●	conduct effective clinical trials and obtain required regulatory approvals;

●	develop and effectively implement commercialization strategies, with or without collaborative partners; and
●	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new medicines.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominantly with short-acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

Our manufacturing strategy presents the following additional risks:

●	because of the complex nature of many of our compounds, our manufacturers may not be able to successfully manufacture our APIs and/or drug products in a cost-effective and/or timely manner and changing manufacturers for our APIs or drug products could involve lengthy technology transfer, validation and regulatory qualification activities for the new manufacturer;
●	the processes required to manufacture certain of our APIs and drug products are specialized and available only from a limited number of third-party manufacturers;
●	some of the manufacturing processes for our APIs and drug products have not been scaled to quantities needed for continued clinical studies or commercial sales, and delays in scale-up to higher quantities could delay clinical studies, regulatory submissions and commercialization of our product candidates; and
●	because some of the third-party manufacturers are located outside of the US, there may be difficulties in importing our APIs and drug products or their components into the US as a result of, among other things, FDA import inspections, incomplete or inaccurate import documentation or defective packaging.

We have a significant amount of debt, including our Non-Recourse 2033 Notes and Convertible Senior 2023 Notes, that are senior in capital structure and cash flow, respectively, to holders of our ordinary shares. Satisfying the obligations relating to our debt could adversely affect the amount or timing of distributions to our shareholders.

As of June 30, 2019, we had approximately $519.5 million in total long-term liabilities outstanding, comprised primarily of $237.5 million in net principal that remains outstanding under the Issuer’s Non-Recourse 2033 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2033 Notes, the “Notes”).

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI may not be sufficiently accepted by these parties. YUPELRI competes with predominantly with short-acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. If YUPELRI is not widely accepted, our business and financial results could be materially harmed.

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

We currently maintain a sales force in the US and plan to continue to augment our sales and marketing personnel to support our co-promotion obligations for YUPELRI under our agreement with Mylan. The risks of fulfilling our US co-promotion obligations to Mylan include:

●	costs and expenses associated with creating and maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third-party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue for several years;
●	our ability to retain effective sales and marketing personnel and medical science liaisons in the US;
●	the ability of our sales and marketing personnel to obtain access to and educate adequate numbers of physicians about prescribing YUPELRI, in appropriate clinical situations; and
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the US, the United Kingdom and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland has implemented certain tax law changes and is expected to implement additional tax law changes to comply with the European Union Anti-Tax Avoidance Directives. These changes include the first ever Irish controlled foreign company (“CFC”) rules which came into effect on January 1, 2019. It is also expected that Ireland will implement certain transfer pricing rule changes, most likely with effect from 2020. We are continuing to evaluate and monitor the applicability of the CFC rules published in Finance Act 2018, but our current assessment, based on the rules and guidance published to date, is that the rules are unlikely to have a material impact on our operations. Proposed statutory language has not yet been provided for transfer pricing rule changes and, as a result, we have not yet been able to determine the impact, if any, of such future legislation on our operations. New United Kingdom tax legislation was introduced by the Finance Act 2019 (“FA 2019”) that imposes a tax related to offshore receipts in respect of intangible property held in low tax jurisdictions and became effective in April 2019. FA 2019 also included a power for amendments to the ORIP legislation to be made by regulation by December 31, 2019. On May 24, 2019, the UK published further draft guidance and regulations intended to facilitate the administration of the ORIP regime, however a number of issues and areas of uncertainty remain. We expect that additional regulations or guidance may be issued this year, which may impact our assessment of the legislation on our business, operating results, or financial condition.

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

Certain of our directors and executive officers hold shares of Innoviva’s common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. This ownership of Innoviva common stock by certain of our officers and directors may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Innoviva and for us. For example, potential or actual conflicts could arise relating to: our relationship with Innoviva, including Innoviva’s and our respective rights and obligations under agreements entered into in connection with the Spin-Off; Innoviva’s management of TRC, particularly given that we and Innoviva have different economic interests in TRC; and corporate opportunities that may be available to both companies in the future. Although we and Innoviva have implemented policies and procedures to identify and properly address such potential and actual conflicts of interest, there can be no assurance that, when such conflicts are resolved in accordance with applicable laws, such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Innoviva.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2019, we owned 430 issued US patents and 1,529 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs to contain or reduce costs of health care may adversely affect us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties in regard to one or more of the following:

●	the ability to set and collect a price believed to be reasonable for products;
●	the ability to generate revenues and achieve profitability; and
●	the availability of capital.

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

Healthcare providers, physicians, distributors and third-party payors play a primary role in the distribution, recommendation and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs.
●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the company’s marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal

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
●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Manufacturers must submit reports by the 90th day of each calendar year.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.
●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	lower than expected sales of YUPELRI;
●	any adverse developments or results or perceived adverse developments or results with respect to our key clinical programs, for example our JAK inhibitor program or ampreloxetine, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;
●	any adverse developments or results or perceived adverse developments or results with respect to the GSK-Partnered Respiratory Programs, including, without limitation, lower than expected sales of Trelegy Ellipta, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;
●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;
●	any adverse developments or agreements or perceived adverse developments or agreements with respect to our relationship with Innoviva, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or agreements resulting from or relating to the Spin-Off (in this regard, we have initiated an arbitration against Innoviva and TRC because Innoviva has caused TRC to not make certain distributions to us with respect to our 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to us that it intends to cause TRC to withhold making further cash distributions through calendar year 2019. See Part II, Item 1 “Legal Proceedings” for further information);
●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;
●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;
●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;
●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;
●	regulatory developments in the US and foreign countries;
●	announcements with respect to governmental or private insurer reimbursement policies;
●	announcements of equity or debt financings;
●	possible impairment charges on non-marketable equity securities;
●	economic and other external factors beyond our control, such as fluctuations in interest rates;
●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;
●	low public market trading volumes for our ordinary shares related in part to the concentration of ownership of our shares;
●	the sale of large concentrations of our shares;
●	developments or disputes as to patent or other proprietary rights;
●	approval or introduction of competing products and technologies;
●	results of clinical trials;
●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;
●	delays in manufacturing adversely affecting clinical or commercial operations;
●	fluctuations in our operating results;
●	market reaction to announcements by other biotechnology or pharmaceutical companies;
●	initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;
●	litigation or the threat of litigation;
●	public concern as to the safety of product candidates or medicines developed by us; and
●	comments and expectations of results made by securities analysts or investors.

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

Based on our review of publicly available filings, as of June 30, 2019 our three largest shareholders collectively owned approximately 57.1% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

Our constitutional documents include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change-of-control transactions, including, among other things, provisions that:

●	require supermajority shareholder voting to effect certain amendments to our amended and restated memorandum and articles of association;

●	establish a classified board of directors;
●	restrict our shareholders from calling meetings or acting by written consent in lieu of a meeting;
●	limit the ability of our shareholders to propose actions at duly convened meetings; and
●	authorize our board of directors, without action by our shareholders, to issue preferred shares and additional ordinary shares.

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

Our Cayman Islands counsel, Maples and Calder, is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability for such actions. In most cases, the company will be the proper plaintiff in any claim based on a breach of duty owed to it, and a claim against (for example) our officers or directors usually may not be brought by a shareholder. However, based on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply in circumstances in which:

●	a company is acting, or proposing to act, illegally or beyond the scope of its authority;
●	the act complained of, although not beyond the scope of the authority, could be effected if duly authorized by more than the number of votes which have actually been obtained; or
●	those who control the company are perpetrating a “fraud on the minority.”

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1	Offer Letter with Andrew Hindman dated May 30, 2019	X
10.2*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	X
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2019, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity (Deficit), (iv)  the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

X

*	Portions of this exhibit (indicated by asterisks) have been omitted and are subject to confidential treatment.

(1)	The certifications provided as Exhibit 32 are being furnished to accompany the Report pursuant to 18 U.S.C. Section 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: August 5, 2019	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2019	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)