Form 10-Q
period 2019-09-30
Theravance Biopharma, Inc.
filed 2019-11-08
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Share $0.00001 Par Value	TBPH	The Nasdaq Global Market

As of October 25, 2019, the number of the registrant’s outstanding ordinary shares was 56,762,307.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$102,403	$378,021
Short-term marketable securities	217,278	127,255
Accounts receivable, net of allowances of $0 at September 30, 2019 and December 31, 2018	87	620
Receivables from collaborative arrangements	4,595	10,053
Amounts due from TRC, LLC	16,661	5,422
Short-term restricted cash	7,496	—
Other prepaid and current assets	7,132	11,452
Total current assets	355,652	532,823
Property and equipment, net	12,189	13,176
Long-term marketable securities	24,939	11,869
Operating lease assets	46,755	—
Tax receivable	3,664	—
Restricted cash	833	833
Other assets	1,305	1,534
Total assets	$445,337	$560,235

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$8,713	$9,028
Accrued personnel-related expenses	25,801	23,803
Accrued clinical and development expenses	10,907	11,876
Accrued interest payable	7,568	3,086
Non-recourse notes due 2033, net	8,701	—
Operating lease liabilities	6,833	—
Deferred revenue	33,751	43,402
Other accrued liabilities	6,549	7,359
Total current liabilities	108,823	98,554
Convertible senior notes due 2023, net	225,622	224,818
Non-recourse notes due 2033, net	222,008	229,535
Deferred rent	—	7,976
Long-term operating lease liabilities	48,620	—
Long-term deferred revenue	14,169	26,179
Other long-term liabilities	8,900	24,762
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 56,762 and 55,681 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1	1
Additional paid-in capital	1,000,094	960,721
Accumulated other comprehensive income (loss)	94	(166)
Accumulated deficit	(1,182,994)	(1,012,145)
Total shareholders’ deficit	(182,805)	(51,589)
Total liabilities and shareholders’ deficit	$445,337	$560,235

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue:
Product sales	$—	$3,849	$—	$12,889
Collaboration revenue	8,836	8,989	21,666	31,744
Licensing revenue	—	—	18,500	—
Mylan collaboration agreement	3,591	—	3,749	—
Total revenue	12,427	12,838	43,915	44,633

Costs and expenses:
Cost of goods sold	—	705	—	83
Research and development (1)	52,006	52,693	152,223	149,079
Selling, general and administrative (1)	25,622	21,890	73,035	71,601
Total costs and expenses	77,628	75,288	225,258	220,763

Loss from operations	(65,201)	(62,450)	(181,343)	(176,130)
Income from investment in TRC, LLC	7,197	3,119	21,792	5,754
Interest expense	(8,068)	(2,137)	(23,827)	(6,411)
Interest and other income, net	2,089	1,376	7,258	4,144
Loss before income taxes	(63,983)	(60,092)	(176,120)	(172,643)
Provision for income tax benefit	5,552	659	5,271	7,305
Net loss	$(58,431)	$(59,433)	$(170,849)	$(165,338)

Net unrealized (loss) gain on available-for-sale investments	(35)	194	260	402
Total comprehensive loss	$(58,466)	$(59,239)	$(170,589)	$(164,936)

Net loss per share:
Basic and diluted net loss per share	$(1.05)	$(1.10)	$(3.08)	$(3.07)
Shares used to compute basic and diluted net loss per share	55,858	54,248	55,445	53,771

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Research and development	$6,458	$6,294	$18,338	$19,757
Selling, general and administrative	6,561	5,452	18,200	19,842
Total share-based compensation expense	$13,019	$11,746	$36,538	$39,599

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at June 30, 2019	56,637	$1	$987,209	$129	$(1,124,563)	$(137,224)
Proceeds from ESPP purchases	—	—	—	—	—	—
Employee share-based compensation expense	—	—	13,019	—	—	13,019
Issuance of restricted shares	209	—	—	—	—	—
Option exercises	29	—	428	—	—	428
Repurchase of shares to satisfy tax withholding	(113)	—	(562)	—	—	(562)
Net unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(58,431)	(58,431)
Balances at September 30, 2019	56,762	$1	$1,000,094	$94	$(1,182,994)	$(182,805)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Proceeds from ESPP purchases	145	—	2,605	—	—	2,605
Employee share-based compensation expense	—	—	36,538	—	—	36,538
Issuance of restricted shares	898	—	—	—	—	—
Option exercises	151	—	2,973	—	—	2,973
Repurchase of shares to satisfy tax withholding	(113)	—	(2,743)	—	—	(2,743)
Net unrealized gain on marketable securities	—	—	—	260	—	260
Net loss	—	—	—	—	(170,849)	(170,849)
Balances at September 30, 2019	56,762	$1	$1,000,094	$94	$(1,182,994)	$(182,805)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at June 30, 2018	55,104	$1	$937,437	$(525)	$(902,526)	$34,387
Proceeds from ESPP purchases	—	—	—	—	—	—
Employee share-based compensation expense	—	—	11,730	—	—	11,730
Issuance of restricted shares	242	—	—	—	—	—
Option exercises	64	—	1,225	—	—	1,225
Repurchase of shares to satisfy tax withholding	—	—	(1,548)	—	—	(1,548)
Net unrealized gain on marketable securities	—	—	—	194	—	194
Net loss	—	—	—	—	(59,433)	(59,433)
Balances at September 30, 2018	55,410	$1	$948,844	$(331)	$(961,959)	$(13,445)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2017	54,381	$1	$913,650	$(733)	$(797,740)	$115,178
Proceeds from ESPP purchases	135	—	2,742	—	—	2,742
Employee share-based compensation expense	—	—	39,599	—	—	39,599
Issuance of restricted shares	971	—	—	—	—	—
Option exercises	69	—	1,306	—	—	1,306
Cumulative effect upon the adoption of ASC 606	—	—	—	—	1,119	1,119
Repurchase of shares to satisfy tax withholding	(146)	—	(8,453)	—	—	(8,453)
Net unrealized gain on marketable securities	—	—	—	402	—	402
Net loss	—	—	—	—	(165,338)	(165,338)
Balances at September 30, 2018	55,410	$1	$948,844	$(331)	$(961,959)	$(13,445)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(170,849)	$(165,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,676	3,195
Amortization and accretion income, net	(2,599)	(887)
Share-based compensation	36,538	39,599
Reversal of inventory purchase commitment liability	—	(2,250)
Amortization of right-of-use assets	3,029	—
Undistributed earnings from investment in TRC, LLC	(11,239)	(2,803)
Other	148	(68)
Changes in operating assets and liabilities:
Accounts receivable	534	(771)
Receivables from collaborative arrangements	5,458	3,202
Other prepaid and current assets	(681)	(493)
Inventories	—	(552)
Tax receivable	(3,700)	5,092
Other assets	3	(115)
Accounts payable	(543)	(1,665)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(9,846)	(14,324)
Accrued interest payable	4,482	—
Deferred rent	—	3,370
Deferred revenue	(21,661)	79,266
Operating lease liabilities	(2,307)	—
Other long-term liabilities	(5,288)	(5,147)
Net cash used in operating activities	(173,845)	(60,689)

Investing activities
Purchases of property and equipment	(1,873)	(5,740)
Purchases of marketable securities	(366,412)	(166,412)
Maturities of marketable securities	266,168	249,450
Proceeds from the sale of VIBATIV business, net	5,000	—
Proceeds from the sale of fixed assets	5	17
Net cash (used in) provided by investing activities	(97,112)	77,315

Financing activities
Proceeds from ESPP purchases	2,605	2,742
Proceeds from option exercises	2,973	1,306
Repurchase of shares to satisfy tax withholding	(2,743)	(8,452)
Net cash provided by (used in) financing activities	2,835	(4,404)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(268,122)	12,222
Cash, cash equivalents, and restricted cash at beginning of period	378,854	89,813
Cash, cash equivalents, and restricted cash at end of period	$110,732	$102,035

Supplemental disclosure of cash flow information
Cash paid for interest	$17,097	$3,738
Cash paid (received) for income taxes, net	$22	$(5,027)
Right-of-use assets obtained in exchange for lease obligations (1)	$49,847	$—
(1)Amounts for the nine months ended September 30, 2019 include the transition adjustment for the adoption of ASC 842.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Theravance Biopharma, Inc. (“Theravance Biopharma” or the “Company”) is a diversified biopharmaceutical company primarily focused on the discovery, development and commercialization of organ-selective medicines. The Company’s purpose is to create transformational medicines to improve the lives of patients suffering from serious illnesses. The Company’s research is focused in the areas of inflammation and immunology.

Basis of Presentation

The Company’s condensed consolidated financial information as of September 30, 2019, and the three and nine months ended September 30, 2019 and 2018 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2018 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Effective January 1, 2019, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (i) the fair value of the modified award is the same immediately before and after the modification; (ii) the vesting conditions of the modified award are the same immediately before and after the modification; and (iii) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as of January 1, 2019.

Effective January 1, 2019, the Company adopted the new final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company has included condensed consolidated statements of shareholders’ equity (deficit) in this Form 10-Q for the three and nine months ended September 30, 2019 and 2018.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2018-15 on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The issuance of Topic 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaboration arrangement participant is a customer; (ii) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer; and (iii) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. ASU 2018-18 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2018-18 on its consolidated financial statements and related disclosures.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Numerator:
Net loss	$(58,431)	$(59,433)	$(170,849)	$(165,338)
Denominator:
Weighted-average common shares outstanding	56,690	55,230	56,308	54,920
Less: weighted-average common shares subject to forfeiture	(832)	(982)	(863)	(1,149)
Weighted-average common shares used to compute basic and diluted net loss per share	55,858	54,248	55,445	53,771
Basic and diluted net loss per share	$(1.05)	$(1.10)	$(3.08)	$(3.07)

For the three and nine months ended September 30, 2019 and 2018, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Share issuances under equity incentive plans and ESPP	7,340	3,783	6,491	4,741
Restricted shares	—	4	—	4
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	14,016	10,463	13,167	11,421

As of September 30, 2019 and 2018, there were 414,000 and 978,750 shares, respectively, subject to performance-based vesting criteria which have been excluded from the anti-dilutive securities table above.

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Janssen	$8,807	$8,866	$21,522	$21,044
Alfasigma	23	117	121	10,650
Other	6	6	23	50
Total collaboration revenue	$8,836	$8,989	$21,666	$31,744

Changes in Deferred Revenue Balances

The changes in the deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$8,836	$7	$21,661	$39
Performance obligations satisfied in previous period	—	—	—	—

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). Under the terms of the Janssen Agreement, the Company received an upfront payment of $100.0 million. The Company is conducting a Phase 2 (DIONE) study of TD-1473 in Crohn’s disease and a Phase 2b/3 (RHEA) induction and maintenance study of TD-1473 in ulcerative colitis. Following the initial Phase 2 development period, including the completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize TD-1473 and certain related back-up compounds by paying us a fee of $200.0 million. Upon any such election, the Company and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases and share profits in the United States (“US”) and expenses related to Phase 3 development and registration activities (67% to Janssen; 33% to Theravance Biopharma). The Company would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and the Company would be eligible to receive up to an additional $700.0 million in development and commercialization milestone payments from Janssen.

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

The $900.0 million in future potential payments, inclusive of the $200.0 million opt-in fee and $700.0 million future development and commercialization milestones, is considered variable consideration if Janssen elects to remain in the collaboration arrangement following completion of the initial Phase 2 development period, as described above and, as such, was not included in the transaction price, as the potential payments were all determined to be fully constrained under ASC 606. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control. The Company expects that any consideration related to royalties and sales-based milestones will be recognized when the subsequent sales occur.

For the three and nine months ended September 30, 2019, the Company recognized $8.8 million and $21.5 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $47.4 million was recorded in deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the initial Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). For the three and nine months ended September 30, 2019, the Company incurred $11.5 million and $29.1 million, respectively, in research and development costs related to the Janssen Agreement, and for the three and nine months ended September 30, 2018, the Company incurred $10.5 million and $28.1 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

Under the Mylan Agreement, as of September 30, 2019, the Company is eligible to receive from Mylan potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

The Mylan Agreement is considered to be within the scope of ASC 808, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. Under the terms of the Mylan Agreement, Mylan was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018, thereafter, research and development (“R&D”) expenses are shared. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

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

As of September 30, 2019, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation which will be recognized as collaboration revenue over the course of the remaining performance period of approximately twelve years.

The Company is also entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and the Company is entitled to low double-digit tiered royalties on ex-US net sales. Mylan is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its financial statements.

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Mylan each quarter under the profit sharing structure are disaggregated according to their individual components. Any reimbursement received from Mylan for the Company’s R&D expense is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations. All other amounts receivable from, or payable to, Mylan in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Mylan collaboration agreement” or as a collaboration loss within selling, general and administrative expenses, respectively. The following YUPLERI-related amounts were recognized in the Company’s condensed consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2019	2019
Mylan collaboration agreement - Amounts receivable from Mylan	$3,591	$3,749
Collaboration loss - Amounts payable to Mylan	$—	$1,582

Prior to the FDA approval of YUPELRI in late 2018, the Company recognized its 35% share of expenses within R&D expense and selling, general and administrative expense on its condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the arrangement resulted in total collaboration expense, net of reimbursements from Mylan, of $1.5 million and $3.3 million, respectively.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Janssen	$930	$610	$3,125	$610
Mylan	53	2,598	287	5,843
Total reduction to R&D expense	$983	$3,208	$3,412	$6,453

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

The Mylan Amendment is accounted for under ASC 606 as a separate contract from the original Mylan Agreement that was entered into in January 2015. The Company identified a single performance obligation comprising of the delivery of the license to develop and commercialize revefenacin in China and adjacent territories. The transaction price was determined to be the upfront payment of $18.5 million which the Company recognized as licensing revenue following the completion of the performance obligation in June 2019.

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

	September 30,
(In thousands)	2019	2018
Cash and cash equivalents	$102,403	$101,202
Restricted cash	8,329	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$110,732	$102,035

As of September 30, 2019, the Company maintained restricted cash to secure a line of credit and debt servicing of its 9.0% non-recourse notes, due on or before 2033. See “Note 6. Long-Term Debt” for further information regarding the Company’s 9.0% non-recourse notes, due on or before 2033.

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

Available-for-sale securities are summarized below:

		September 30, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$132,492	$61	$(15)	$132,538
Corporate notes	Level 2	32,227	41	(1)	32,267
Commercial paper	Level 2	122,328	17	(7)	122,338
Marketable securities		287,047	119	(23)	287,143
Money market funds	Level 1	47,626	—	—	47,626
Total		$334,673	$119	$(23)	$334,769

		December 31, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$48,807	$—	$(86)	$48,721
US government agency securities	Level 2	9,852	2	—	9,854
Corporate notes	Level 2	57,508	6	(88)	57,426
Commercial paper	Level 2	90,919	—	—	90,919
Marketable securities		207,086	8	(174)	206,920
Money market funds	Level 1	294,751	—	—	294,751
Total		$501,837	$8	$(174)	$501,671

As of September 30, 2019, all of the available-for-sale securities had contractual maturities within 19 months and the weighted-average maturity of marketable securities was approximately six months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no changes to the Company’s valuation techniques during the three and nine months ended September 30, 2019.

In general, the Company invests in debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities, as of September 30, 2019, were temporary in nature, and there were no material unrealized losses on investments which have been in a loss position for more than twelve months as of September 30, 2019.

As of September 30, 2019, the Company’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheets consisted of unrealized gains or losses on available-for-sale investments. During the three and nine months ended September 30, 2019 and 2018, the Company did not sell any of its marketable securities.

6. Long-Term Debt

9.0% Non-Recourse Notes Due 2033

In November 2018, the Company entered into note purchase agreements relating to the private placement of $250.0 million aggregate principal amount of 9.0% non-recourse notes, due on or before 2033 (the "Non-Recourse 2033 Notes") issued by the Company’s wholly-owned subsidiary, Triple Royalty Sub LLC (the “Issuer”).

The Non-Recourse 2033 Notes are secured by all of the Issuer’s rights, title and interest as a holder of certain membership interests (the “Issuer Class C Units”) in Theravance Respiratory Company, LLC (“TRC”). The primary source of funds to make payments on the Non-Recourse 2033 Notes will be the 63.75% economic interest of the Issuer (evidenced by the Issuer Class C Units) in any future payments made by the Glaxo Group or one of its affiliates (“GSK”) under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva, Inc. (“Innoviva”) and GSK, as amended from time to time (net of the amount of cash, if any, expected to be used in TRC pursuant to the TRC LLC Agreement (“LLC Agreement”) over the next four fiscal quarters) relating to the TRELEGY ELLIPTA program. The sole source of principal and interest payments for the Non-Recourse 2033 Notes are the future royalty payments generated from the TRELEGY ELLIPTA program, and as a result, the holders of the Non-Recourse 2033 Notes have no recourse against the Company even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2033 Notes.

The Non-Recourse 2033 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with GSK. The Non-Recourse 2033 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. The Non-Recourse 2033 Notes bear an annual interest rate of 9.0%, with interest and principal paid quarterly beginning April 15, 2019. Prior to October 15, 2020, in the event that the distributions received by the Issuer from TRC in a quarter are less than the interest accrued for the quarter, the principal amount of the Non-Recourse 2033 Notes will increase by the interest shortfall amount for that period without a default or event of default occurring. The terms of the Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the Notes. Since the principal and interest payments on the Non-Recourse 2033 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter, the Non-Recourse 2033 Notes may be repaid prior to the final maturity date in 2033. The portion of the Non-Recourse 2033 Notes classified as a current liability is based on the amount of royalties received, or receivable, as of September 30, 2019, that are expected to be used to make a principal repayment on the Non-Recourse 2033 Notes within the next 12 months. Please refer to “Note 8. Theravance Respiratory Company, LLC” for information regarding the results of the arbitration against Innoviva and TRC that the Company initiated in May 2019.

In order to comply with Regulation RR – Credit Risk Retention (17 C.F.R. Part 246), 5.0% of the principal amount of the Non-Recourse 2033 Notes were retained by Theravance Biopharma R&D, Inc. and eliminated in the Company’s condensed consolidated financial statements.

As of September 30, 2019, the net principal and estimated fair value of the Non-Recourse 2033 Notes were $237.5 million and $225.6 million, respectively. The inputs to determine fair value of the Non-Recourse 2033 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company has $230.0 million of 3.250% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of September 30, 2019 with an estimated fair value of $212.3 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of September 30, 2019. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Leases

The Company leases approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”) and includes a tenant improvement allowance with a remaining balance of $15.7 million, as of September 30, 2019, that expires in May 2022. The Company’s Irish subsidiary leases approximately 6,100 square feet of office space in Dublin, Ireland under a lease that expires in April 2027 (“Dublin Lease”). In addition, the Company leases equipment for clinical research studies with an estimated lease period ending in September 2020.

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

(In thousands)	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$46,755

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$6,833
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	48,620
Total operating lease liabilities		$55,453

Lease expense was included within operating expenses in the condensed consolidated statements of operations as follows:

		Three Months	Nine Months
		Ended	Ended
(In thousands)	Classification	September 30, 2019	September 30, 2019
Operating lease expense	Selling, general and administrative expenses	$2,512	$7,431
Operating lease expense	Research and development expenses	238	715
Total operating lease expense (1)		$2,750	$8,146

(1)	Includes short-term leases which were immaterial.

As of September 30, 2019, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Three months ending December 31, 2019	$2,201
Years ending December 31:
2020	7,242
2021	9,481
2022	9,746
2023	10,024
Thereafter	70,172
Total operating lease payments	$108,866
Less: Estimated tenant improvement allowance	(15,721)
Less: Imputed interest	(37,692)
Present value of operating lease liabilities	$55,453

Cash paid for amounts included in the measurement of lease liabilities for the three and nine months ended September 30, 2019 was $2.1 million and $6.0 million, respectively, and is included in net cash used in operating activities in the condensed consolidated statements of cash flows. As of September 30, 2019, the weighted-average remaining lease term was 10.4 years, and the weighted-average discount rate used to determine the lease liabilities was 8.65%. The Company’s discount rate was primarily derived from the 9.0% interest rate on its Non-Recourse 2033 Notes issued in November 2018 and did not involve any significant assumptions.

8. Theravance Respiratory Company, LLC

Prior to the June 2014 spin-off from Innoviva, the Company’s former parent company, Innoviva assigned to TRC, a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Through the Company’s 85% equity interests in TRC, the Company is entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The drug programs assigned to TRC include Trelegy Ellipta and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting, and the value of the Company’s equity investment in TRC was $16.7 million and $5.4 million as of September 30, 2019 and December 31, 2018, respectively. This amount includes undistributed earnings from the Company’s investment in TRC which are recorded on the condensed consolidated balance sheets as “Amounts due from TRC, LLC” and are net of the Company’s proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva. Pursuant to the TRC operating agreement, the cash from the TRELEGY ELLIPTA royalties, net of any expenses, is distributed to the equity holders quarterly.

For the three and nine months ended September 30, 2019, the Company recognized net royalty income of $7.2 million and $21.8 million within the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $2.3 million for the three and nine months ended September 30, 2019, which was primarily comprised of TRC’s legal and related fees associated with the arbitration between Innoviva and TRC and the Company. For the three and nine months ended September 30, 2018, the Company recognized net royalty income of $3.1 million and $5.8 million, respectively. There were minimal TRC expenses for the three and nine months ended September 30, 2018.

In May 2019, the Company announced that it had initiated an arbitration against Innoviva and TRC because Innoviva, as manager of TRC, had caused TRC to withhold certain distributions owed to the Company with respect to the

Company’s 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to the Company that it intended to prevent TRC from making cash distributions during 2019. The arbitration hearing commenced on July 23, 2019.

In September 2019, the arbitrator issued a final decision. The arbitrator ruled that, while Innoviva breached the LLC Agreement by failing to provide quarterly financial plans to the Company as required, the withholding of funds by Innoviva with respect to certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva was not in breach of the LLC Agreement. The arbitrator also found that Innoviva had not breached its fiduciary duties to the Company. The arbitrator awarded injunctive relief to give more certainty to future dealings between the parties and to clarify certain terms of the LLC Agreement, and imposed additional obligations on Innoviva to obtain the consent of GSK for any proposed investment of TRC funds that requires the consent of GSK under the collaboration agreement dated November 14, 2002, as amended. Under the arbitrator’s ruling, Innoviva is currently permitted to continue to withhold $8.0 million of TRC funds for certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva. These initiatives must be presented to GSK in the fourth quarter of 2019 and they cannot be implemented without GSK’s approval, which approval must be obtained no later than during the first quarter of 2020. To the extent GSK’s approval is not received, the Company expects distribution to the TRC members of the withheld funds. To the extent the initiatives are timely approved by GSK and proceed, TRC may withhold additional amounts in subsequent quarters through to the completion of these initiatives.

As of June 30, 2019, the Company was owed, under the LLC Agreement, $20.0 million in net royalty income payments for the period from the fourth quarter of 2018 through the second quarter of 2019. After initiation of the arbitration and prior to the final decision being issued in the third quarter of 2019, Innoviva caused TRC to make a partial distribution of funds to the Company of $10.6 million against these amounts due. Innoviva withheld $6.9 million, representing the Company’s share of the $8.0 million of total TRC funds earmarked for certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva, pursuant to the arbitrator’s final decision. The amount due to the Company as of September 30, 2019 was $16.7 million and includes the $6.9 million currently being withheld by Innoviva. The Company believes the $16.7 million will be received by early 2020. In the event GSK agrees to the TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva, the Company will reclassify the $6.9 million from “Amounts due from TRC, LLC” within total current assets to “Investment in TRC, LLC” within long-term assets on its condensed consolidated balance sheets.

9. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2019	2018	2019	2018
Research and development	$6,458	$6,294	$18,338	$19,757
Selling, general and administrative	6,561	5,452	18,200	19,842
Total share-based compensation expense	$13,019	$11,746	$36,538	$39,599

Performance-Contingent Awards

In the first quarter of 2016, the Compensation Committee of the Company’s board of directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during the five-year period from 2016 to December 31, 2020, as well as, continued employment. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment. As of September 30, 2019, there were 776,250 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding, and as of September 30, 2018, there were 978,750 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding.

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

The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the Company recognized $1.8 million of share-based compensation expense for the nine months ended September 30, 2018 associated with the first tranche of these awards.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019. For the three and nine months ended September 30, 2019, the Company recognized $0.7 million and $1.2 million, respectively, of share-based compensation expense related to the second tranche of these awards. The maximum remaining expense associated with the second tranche is $1.1 million (allocated as $0.4 million for research and development expense and $0.7 million for selling, general and administrative expense). For the three and nine months ended September 30, 2018, the Company recognized $47,000 and $1.8 million, respectively, of share-based compensation expense related to the second tranche of these awards.

As of September 30, 2019, the Company determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to the third tranche has been recognized to date. The maximum potential expense associated with the remaining third tranche could be up to $12.8 million (allocated as $4.4 million for research and development expense and $8.4 million for selling, general and administrative expense) if the performance conditions are achieved.

In the fourth quarter of 2018, the Compensation Committee approved a grant of 3,000 performance-contingent RSUs to an employee. These RSUs expire by December 31, 2020 and have a maximum share-based compensation expense of $75,000 which will be recognized when its single performance milestone is deemed to be probable of achievement. As of September 30, 2019, the Company determined that the performance milestone was not probable of achievement and, as a result, no compensation expense related to these RSUs has been recognized to date.

In the first quarter of 2019, the Compensation Committee approved a grant of 60,000 performance-contingent RSUs to an employee. These RSUs have dual triggers of vesting based upon the achievement of certain performance milestones in specified timeframes, as well as a requirement for continued employment. The compensation expense related to these awards is broken into two separate performance milestones and recognized when the associated performance milestones are deemed to be probable of achievement. The maximum share-based compensation expense associated with the 60,000 performance-contingent RSUs’ first and second performance milestones are $0.8 million each for a total of $1.6 million, and the RSUs expire by December 31, 2021. In the third quarter of 2019, the Company determined that a portion of performance milestone associated with the first tranche was probable of achievement and recognized $0.3 million of share-based compensation expense. The Company determined that the second tranche was not probable as of September 30, 2019 and, as a result, no compensation expense related to these RSUs has been recognized to date.

In the third quarter of 2019, the Compensation Committee approved a grant of 60,000 performance-contingent RSUs to an employee. These RSUs have dual triggers of vesting based upon the achievement of certain performance milestones in specified timeframes, as well as a requirement for continued employment. The compensation expense related to these RSUs is broken into three separate performance milestones and will be recognized when the associated performance milestones are deemed to be probable of achievement. The maximum share-based compensation expense associated with the 60,000 performance-contingent RSUs’ three performance milestones are approximately $0.3 million each for a total of $1.0 million, and the 60,000 performance-contingent RSUs expire by June 30, 2022. As of September 30, 2019, the Company determined that the performance milestones were not probable of achievement and, as a result, no compensation expense related to these RSUs has been recognized to date.

10. Income Taxes

The income tax provision was a $5.6 million net benefit and $5.3 million net benefit for the three and nine months ended September 30, 2019, respectively. The net income tax benefit was primarily attributed to a reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and current year US research and development credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of September 30, 2019, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

New United Kingdom (“UK”) tax legislation was introduced by the Finance Act 2019 (“FA 2019”) and came into effect on April 6, 2019 that subjects UK-derived income earned by offshore recipients with respect to intangible property (“ORIP”) to UK income tax at 20% on the gross receipts, where the intangible property is held offshore in a jurisdiction with which the UK does not have a double taxation treaty. FA 2019 also included a power for amendments to the ORIP legislation to be made by regulation by December 31, 2019.

On October 15, 2019, the UK published further guidance intended to facilitate the administration of the ORIP regime. However, a number of issues and areas of uncertainty remain. The Company has reviewed the original legislation in conjunction with the guidance and believes that the ORIP regime may apply to certain cash receipts. Based on this analysis, the Company believes that the ORIP charge on UK-derived cash receipts through the third quarter of 2019 is not material, but the Company will continue to refine its ORIP conclusions as guidance evolves.

11. Reduction in Workforce

In January 2019, the Company announced a reduction in workforce to align with its focus on continued execution of key strategic programs and advancement of selected late-stage research programs toward clinical development. The Company reduced its overall headcount by 51 individuals, with the affected employees primarily focused on early research or the infrastructure in support of VIBATIV, which was sold by the Company to Cumberland Pharmaceuticals Inc. in November 2018.

The workforce reduction was substantially completed in the first quarter of 2019, and the Company recorded and paid severance related charges totaling $3.5 million for the nine months ended September 30, 2019, including compensation expense made to affected employees through any minimum statutory notice periods. The severance related charges are presented on the condensed consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2018. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future.

Management Overview

Theravance Biopharma, Inc. (“we,” “our” or “Theravance Biopharma”) is a diversified biopharmaceutical company primarily focused on the discovery, development and commercialization of organ-selective medicines. Our purpose is to create transformational medicines to improve the lives of patients suffering from serious illnesses. Our research is focused in the areas of inflammation and immunology.

In pursuit of our purpose, we apply insights and innovation at each stage of our business and utilize our internal capabilities and those of partners around the world. We apply organ-selective expertise to biologically compelling targets to discover and develop medicines designed to treat underserved localized diseases and to limit systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing lung-selective medicines to treat respiratory disease, including the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our pipeline of internally discovered programs is targeted to address significant patient needs.

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

Irreversible Janus-Kinase 3 (JAK3) Inhibitor (TD-5202)

TD-5202 is an investigational, orally administered, gut-selective, irreversible JAK3 inhibitor that has demonstrated a high affinity for the JAK3 enzyme. Through the selective inhibition of JAK3, TD-5202 interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of select pro-inflammatory cytokines, including IL-2, IL-15, and IL-21 which play a central role in the pathogenesis of T-cell mediated disease, including inflammatory intestinal disease, such as celiac disease. Importantly, TD-5202 is specifically designed to act locally within the intestinal wall thereby limiting systemic exposure.

In September 2019, we announced the initiation of a Phase 1 single ascending dose and multiple ascending dose trial designed to evaluate the safety and tolerability of TD-5202 in healthy subjects, plus assess plasma pharmacokinetics of TD-5202 to confirm circulating levels are low, consistent with a gut-selective approach. Data from the study is expected in the first half of 2020.

We are developing TD-1473 and TD-5202 in collaboration with Janssen Biotech, Inc., (“Janssen”) as part of the companies’ global co-development and commercialization agreement for novel, gut-selective JAK inhibitors.

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

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in early 2019. We anticipate results from the Phase 3 four-week efficacy study in the second half of 2020.

In a poster presentation at the International Congress of Parkinson’s Disease and Movement Disorders® (“MDS”) in September 2019, we announced supplemental data from the Phase 2 study of ampreloxetine in nOH. Data suggest mechanistic association between symptom improvement and increases in circulating norepinephrine levels over four weeks of ampreloxetine therapy.

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Mylan formally launched our sales and marketing efforts in early 2019. The launch is progressing well in partnership with Mylan. We are tracking several key performance metrics to gauge success in building early market acceptance, including formulary reviews, formulary wins and market access. Since launch, YUPELRI has been accepted on 70 formularies that account for a total of 196 institutional accounts. With respect to market access, we have made important gains with confirmed commercial coverage of approximately 50% and Medicare Part B coverage for patients with supplement insurance of 100%. In May 2019, we announced that YUPELRI had been assigned a permanent unique Healthcare Common Procedure Coding System (“J-CODE”) nearly six months ahead of schedule. The permanent J-CODE allows for full automation of prescription adjudication, simplifying the process for pharmacists and patients.

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

Under the Mylan Agreement, as of September 30, 2019, we are eligible to receive from Mylan potential global development, regulatory and sales milestone payments totaling up to $259.0 million in the aggregate, with $206.5 million associated with YUPELRI monotherapy, and $52.5 million associated with future potential combination products. Of the $206.5 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $19.0 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions. We do not expect to earn any significant milestone payments from Mylan for the remainder of 2019.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.

Lung-selective Pan-Janus Kinase (JAK) Inhibitor Program (TD-8236)

TD-8236 is an investigational, lung-selective inhaled pan-JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes (JAK1, JAK2, JAK3 and TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. While orally-administered JAK inhibitors are currently approved for the treatment of a range of inflammatory diseases, no inhaled JAK inhibitor is approved for the treatment of airway disease, including asthma. The pan-JAK activity of TD-8236 suggests that it may impact a broad range of cytokines that have been associated both Th2-high and Th2-low asthma. Many moderate to severe asthma patients comprising these phenotypes remain symptomatic with currently available therapies. Importantly, TD-8236 is designed to distribute adequately and predominantly within the lungs following dry powder inhalation, with the potential to treat inflammation within that organ while minimizing systemic exposure. In pre-clinical assessments, TD-8236 has shown to potently inhibit targeted mediators of Th2-high and Th2-low asthma in human cells.

In September 2019, we announced positive results from a Phase 1 single-ascending dose and multiple-ascending dose clinical trial of TD-8236. Data from the study demonstrated TD-8236 to be generally well tolerated as a single dose (up to 4500 mcg) in healthy volunteers and as a once-daily dose (up to 4000 mcg) given for seven consecutive days in patients with mild asthma. There were no severe or serious adverse events reported and no subject discontinued due to adverse events. Pharmacokinetic results from the trial showed that plasma levels of TD-8236 in study subjects were several orders of magnitude below the levels predicted to cause systemic pharmacological activity, which is consistent with data from preclinical studies and the organ-selective design of the compound. Additionally, evidence of the biological activity of TD-8236 in the lung was demonstrated in the repeat dose portion of the study, which recruited patients with mild asthma who had elevated levels of fractional exhaled nitric oxide (“FeNO”). FeNO is an established disease activity biomarker in asthma, and reductions in FeNO are associated with a decrease in airway inflammation. Over the seven days of TD-8236 administration once daily by inhalation, patients experienced reductions in both pre-dose and six-hour post-dose FeNO compared to placebo at all doses above 150mcg. Importantly, this included >10ppb reduction in pre-dose FeNO on Day 7 for all doses above 150mcg. The Phase 1 clinical trial also includes a biomarker cohort designed to evaluate multiple doses of TD-8236 in patients with moderate-to-severe asthma. Data from the biomarker cohort is expected in the first half of 2020. Also in

September of 2019, we announced plans to initiate a lung allergen challenge study of TD-8236 in asthma patients in the fourth quarter of 2019, and we expect data from the study in 2020.

Velusetrag (TD-5108)

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor.

Alfasigma S.p.A. Collaboration

In 2012, we partnered with Alfasigma S.p.A. (“Alfasigma”) (formerly Alfa Wassermann S.p.A.) in the development of velusetrag and its commercialization in certain countries. In April 2018, Alfasigma exercised its option to develop and commercialize velusetrag, and we elected not to pursue further development due to our planned pipeline investments and in light of an FDA requirement that a chronically administered gastroparesis product in this class complete a large Phase 3 safety study. Global rights to develop, manufacture and commercialize velusetrag have been transferred to Alfasigma under the terms of the collaboration agreement. Also under the terms of the collaboration with Alfasigma, we are entitled to receive future potential development, regulatory and commercial milestone payments of up to $26.8 million, and tiered royalties on global net sales ranging from high single digits to the mid-teens.

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

Research Projects

Our research goal is to design organ-selective medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. The intention is to expand the therapeutic index of our potential medicines compared to conventional systemic therapies. Our efforts leverage years of experience in developing lung-

selective medicines, such as YUPELRI, to treat respiratory diseases, and have led to the discovery of the gut-selective pan-JAK inhibitor TD-1473 in inflammatory intestinal diseases and the lung-selective inhaled JAK inhibitor TD-8236 in serious respiratory disease. We plan to advance towards the clinic other research projects with various mechanisms of action, each specifically tailored for the organ of interest, as we identify and validate potentially appropriate compounds. Our research is focused in the areas of inflammation and immunology, and our pipeline of internally discovered programs is targeted to address significant patient needs.

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

In May 2019, we announced that we had initiated an arbitration against Innoviva and TRC because Innoviva had caused TRC to not make certain distributions owed to us with respect to our 85% economic interest in TRC. A final decision was issued in September 2019. See Part II, Item 1 “Legal Proceedings” for further information.

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

GSK and Innoviva conducted two global pivotal Phase 3 studies of TRELEGY ELLIPTA in COPD, the IMPACT study and the FULFIL study. In September 2017, GSK and Innoviva announced that the FDA approved TRELEGY ELLIPTA for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. TRELEGY ELLIPTA is currently approved in 36 markets with additional approvals expected in 2019, including a potential approval in China in the fourth quarter of 2019. In August 2019, GSK announced that it had filed a supplemental new drug application (“sNDA”) to the FDA supporting revised labelling for TRELEGY ELLIPTA on reduction in risk of all-cause mortality compared with ANORO ELLIPTA in patients with COPD.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY ELLIPTA in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint and in October 2019, GSK announced it had filed a sNDA with the FDA seeking an additional indication for the use of once-daily, single-inhaler triple therapy, TRELEGY ELLIPTA, for the treatment of asthma in adults.

Theravance Respiratory Company, LLC

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC in TRC over the next four fiscal quarters). The royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta are presented on our condensed consolidated statements of operations within “Income from investment in TRC, LLC” and is classified as non-operating income. Seventy-five percent of the “Income from investment in TRC, LLC,” as evidenced by the Issuer Class C Units, is available only for payment of the $250.0 million aggregate amount of 9.0% fixed-rate non-recourse term notes due 2033 (the “Non-Recourse 2033 Notes”) and is not available to pay our other obligations or the claims of our other creditors. The drug programs assigned to TRC include all Trelegy Ellipta products and the MABA program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), as well as any other product or combination of products that may be discovered and developed in the future under these GSK agreements.

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

Through October 15, 2020, the terms of the Non-Recourse 2033 Notes provide that to the extent there are insufficient funds to satisfy the Issuer’s scheduled quarterly interest obligations, the shortfall shall be added to the principal amount of the Non-Recourse 2033 Notes without a default or event of default occurring. The terms of the Non-Recourse 2033 Notes also provide that, at Theravance Biopharma’s option, the quarterly interest payment obligations can be satisfied by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the notes. For the April 15, 2019 and July 15, 2019 interest payment dates, Theravance Biopharma R&D, Inc. (parent entity of Issuer) made a capital contribution to satisfy the interest payment obligations for these two scheduled payments while we arbitrated the dispute with Innoviva discussed below in Part II, Item 1 “Legal Proceedings.”

2020 Annual General Meeting of Shareholders

The Company will hold its 2020 Annual General Meeting of Shareholders on Tuesday, April 28, 2020 in Dublin, Ireland. Further information regarding the Annual General Meeting will be provided in the Company’s proxy materials, which will be filed with the SEC and made available to shareholders prior to the Annual General Meeting.

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

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2019	2018	$	%		2019	2018	$	%
Product sales	$—	$3,849	$(3,849)	NM	%	$—	$12,889	$(12,889)	NM	%
Collaboration revenue	8,836	8,989	(153)	(2)		21,666	31,744	(10,078)	(32)
Licensing revenue	—	—	—	NM		18,500	—	18,500	NM
Mylan collaboration agreement	3,591	—	3,591	NM		3,749	—	3,749	NM
Total revenue	$12,427	$12,838	$(411)	(3)%		$43,915	$44,633	$(718)	(2)%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland in November 2018, no product sales were recognized for the three and nine months ended September 30, 2019.

Collaboration revenue decreased by $0.2 million and $10.1 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The $0.2 million decrease for the three month period ended September 30, 2019 was primarily attributed to a lower portion of recognized revenue related to the $100.0 million upfront payment from the Janssen collaboration agreement that was entered into in February 2018. The $10.1 million decrease for the nine month period ended September 30, 2019 was primarily attributed to the April 2018 exercise by Alfasigma of its option to develop and commercialize velusetrag.

Licensing revenue was $18.5 million for the nine months ended September 30, 2019 and represented an $18.5 million upfront payment (before a required tax withholding) from Mylan associated with the amendment signed in June 2019 for the commercialization and development rights to nebulized revefenacin in China and adjacent territories.

We are entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI. Any reimbursement from Mylan attributed to the 65% cost sharing of our R&D expenses is characterized as a reduction of R&D expense. All other amounts receivable from, or payable to, Mylan in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Mylan collaboration agreement” or as a collaboration loss within operating expenses, respectively. Revenue from the Mylan collaboration agreement was $3.6 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, and represented the receivables due from Mylan during the periods.

Cost of Goods Sold

Cost of goods sold, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2019	2018	$	%		2019	2018	$	%
Cost of goods sold	$—	$705	$(705)	NM	%	$—	$83	$(83)	NM	%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland in November 2018, no cost of goods sold was recognized for the three and nine months ended September 30, 2019.

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

The workforce reduction was substantially completed in the first quarter of 2019. We recorded and paid severance related charges totaling approximately $3.5 million including compensation expense made to affected employees through any minimum statutory notice periods. The severance related charges are presented on the condensed consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the comparable periods in the prior year:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Employee-related	$12,469	$14,591	$(2,122)	(15)%	$43,273	$46,977	$(3,704)	(8)%
Share-based compensation	6,458	6,294	164	3	18,338	19,757	(1,419)	(7)
External-related	25,592	23,340	2,252	10	66,175	55,673	10,502	19
Facilities, depreciation and other allocated expenses	7,487	8,468	(981)	(12)	24,437	26,672	(2,235)	(8)
Total research & development	$52,006	$52,693	$(687)	(1)%	$152,223	$149,079	$3,144	2%

R&D expenses decreased by $0.7 million for the three months ended September 30, 2019 compared to same period in 2018. The decrease was primarily attributed to a $2.1 million decrease in employee-related expenses and a $1.0 million decrease in other expenses resulting from our workforce reduction in the first quarter of 2019. The decrease was partially offset by a $2.3 million increase in external-related expenses related to our ongoing late-stage clinical programs in TD-1473 (our gut-selective pan-JAK inhibitor), ampreloxetine (a norepinephrine serotonin reuptake inhibitor (“NSRI”)) in neurogenic orthostatic hypotension (“nOH”), as well as continued investment in our early-stage programs, and partially offset by the termination of the Phase 3 Bacteremia study of VIBATIV in 2018.

R&D expenses increased by $3.1 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to a $10.5 million increase in external-related expenses related to our ongoing late-stage clinical programs in TD-1473, ampreloxetine, as well as continued investment in our early-stage programs and partially offset by the termination of the Phase 3 Bacteremia study of VIBATIV in 2018. The external-related expense increase was partially offset by a $3.7 million decrease in employee-related expenses, a $1.4 million decrease related to share-based compensation expense, and a $2.2 million decrease in other expenses resulting primarily from our workforce reduction in the first quarter of 2019.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.0 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively, and $3.4 million and $6.5 million for the nine months ended September 30, 2019 and 2018, respectively. The decreases in expense reimbursements were primarily attributed to the wind down of the revefenacin development program following our submission of the NDA in November 2017.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Selling, general and administrative	$25,622	$21,890	$3,732	17%	$73,035	$71,601	$1,434	2%

Selling, general and administrative expenses increased by $3.7 million for the three months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to increases in external-related expenses and share-based compensation expense. External-related expenses increased $3.4 million primarily due to legal costs associated with the Innoviva arbitration, partially offset by a decrease in VIBATIV-related external services as a result of the sale of VIBATIV to Cumberland in November 2018, and share-based compensation expense increased by $1.1 million. These increases were partially offset by a decrease of $1.3 million in employee-related expenses primarily due to our workforce reduction in the first quarter of 2019.

Selling, general and administrative expenses increased by $1.4 million for the nine months ended September 30, 2019 compared to the same period in 2018. The increase was primarily due to increases in external-related expenses, collaboration loss, and facilities and other allocable expenses. External-related expenses increased $0.4 million primarily due to legal costs associated with the Innoviva arbitration, partially offset by a decrease in VIBATIV-related external services as a result of the sale of VIBATIV to Cumberland in November 2018. Collaboration loss increased by $1.6 million due to the launch of YUPELRI late-2018, and facilities and other allocable expenses increased by $2.0 million. These increases were partially offset by decreases in share-based compensation of $1.6 million and employee-related expenses of $1.1 million. The decrease in employee-related expenses was primarily due to our workforce reduction in the first quarter of 2019.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Income from investment in TRC, LLC	$7,197	$3,119	$4,078	131%	$21,792	$5,754	$16,038	279%

The income from investment in TRC, LLC represents our share of the royalty payments from GSK to TRC on the net sales of TRELEGY ELLIPTA (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Income from investment in TRC increased by $4.1 million and $16.0 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Our share of TRC expenses for the three and nine months ended September 30, 2019 was $2.3 million, which was primarily comprised of TRC’s legal and related fees associated with the arbitration between Innoviva and TRC and us. There were minimal TRC expenses for the three and nine months ended September 30, 2018.

In connection with the issuance of our $237.5 million net principal amount Non-Recourse 2033 Notes in November 2018, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2033 Notes and is not available to pay other creditor obligations or claims. In May 2019, we announced that we had initiated arbitration against Innoviva and TRC in connection with Innoviva’s failure to disburse certain royalties to us. Please refer to “Legal Proceedings” under Part II, Item 1 of these financial statements for further details regarding the arbitrator’s final decision issued in September 2019.

Interest Expense

Interest expense, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Interest expense	$(8,068)	$(2,137)	$(5,931)	278%	$(23,827)	$(6,411)	$(17,416)	272%

Interest expense increased by $5.9 million and $17.4 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 due to additional interest expense related to the issuance of the Non-Recourse 2033 Notes in November 2018.

Interest and Other Income, net

Interest and other income, net, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Interest and other income, net	$2,089	$1,376	$713	52%	$7,258	$4,144	$3,114	75%

Interest and other income increased by $0.7 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 primarily due to the additional income earned from higher investment balances following the issuance of the Non-Recourse 2033 Notes in November 2018. We also recognized $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, as royalty income generated from sales of VIBATIV by Cumberland.

Provision for Income Tax Benefit

The provision for income tax benefit, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2019	2018	$	%	2019	2018	$	%
Provision for income tax benefit	$5,552	$659	$4,893	742%	$5,271	$7,305	$(2,034)	(28)%

For the three months ended September 30, 2019, the benefit for income taxes increased by $4.9 million compared to the same period in 2018. The increase was primarily attributed to a reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and current year US research and development credits.

For the nine months ended September 30, 2019, the benefit for income taxes decreased by $2.0 million compared to the same period in 2018. The decrease was primarily due to higher tax benefits recorded in 2018 resulting from the finalization of our transfer pricing policy included in the US tax return filed in 2018. Our effective tax rate for the nine months ended September 30, 2019 was 3.0%.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration arrangements and, to a lesser extent, revenue from product sales. As of September 30, 2019, we had approximately $344.6 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of September 30, 2019, we had outstanding (i) $230.0 million in aggregate principal Convertible Senior 2023 Notes and (ii) $237.5 million in net principal Non-Recourse 2033 Notes stated net of a 5.0% retention by us as discussed in the Economic Interest in GSK-Partnered Respiratory Programs—Theravance Respiratory Company, LLC section above.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Nine Months Ended
	September 30,
(In thousands)	2019	2018	Change
Net cash used in operating activities	$(173,845)	$(60,689)	$(113,156)
Net cash (used in) provided by investing activities	(97,112)	77,315	(174,427)
Net cash provided by (used in) financing activities	2,835	(4,404)	7,239

Cash flows used in operating activities

Net cash used in operating activities was $173.8 million for the nine months ended September 30, 2019. The $173.8 million used in operating activities consisted primarily of net loss of $170.8 million, adjusted for non-cash items such as $36.5 million for share-based compensation expense and $33.5 million of net cash outflow related to changes in operating assets and liabilities. Overall, net cash used in operating activities increased by $113.2 million, compared to the same period in 2018, primarily driven by our receipt of the $100.0 million upfront payment from our collaborative arrangement from Janssen in February 2018.

Net cash used in operating activities was $60.7 million for the nine months ended September 30, 2018. The $60.7 million used in operating activities consisted primarily of net loss of $165.3 million, adjusted for non-cash items such as $39.6 million for share-based compensation expense, and $67.9 million of net cash inflow related to changes in operating assets and liabilities primarily driven by the $100.0 million upfront payment in February 2018 from the Janssen collaborative agreement.

Cash flows (used in) provided by investing activities

Net cash used in investing activities was $97.1 million for the nine months ended September 30, 2019, consisting primarily of net cash outflows resulting from net purchases and maturities of marketable securities of $100.2 million which was partially offset by $5.0 million in cash inflows related to final installment proceeds from the sale of the VIBATIV product to Cumberland in November 2018.

Net cash provided by investing activities was $77.3 million for the nine months ended September 30, 2018, consisting primarily of net cash inflow resulting from net purchases and maturities of marketable securities of $83.0 million which was partially offset by $5.7 million in cash outflow related to the acquisition of property and equipment.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2019, consisting of $5.6 million of cash inflows from employee share plan purchase proceeds and share option exercises which was partially offset by $2.7 million of net cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $4.4 million for the nine months ended September 30, 2018, primarily consisting of $8.5 million of cash outflow for the repurchase of shares to satisfy tax withholding obligations which was partially offset by $4.0 million of cash inflow from employee share plan purchases and share option exercises.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2019.

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

We determined that achievement of the requisite performance conditions for the first tranche were completed as of June 2018, and the expense associated with this first tranche has been fully recognized. We determined that achievement of the requisite performance conditions for the second tranche were completed as of February 2019. For the nine months ended

September 30, 2019, we recognized $1.2 million and $1.9 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards. The maximum remaining share-based compensation expense and cash bonus expense associated with the second tranche is $1.1 million and $1.3 million, respectively.

The maximum potential remaining expense associated with the third tranche of this program is $12.8 million related to share-based compensation expense and $15.7 million related to cash bonus expense, which would be recognized in increments based on achievement of the performance conditions. We determined that the remaining third tranche was not probable of vesting and, as a result, no compensation expense related to this tranche has been recognized to date.

In the fourth quarter of 2018, we granted 3,000 performance-contingent RSUs to an employee. These RSUs expire by December 31, 2020 and have a maximum share-based compensation expense of $75,000 which will be recognized when its single performance milestone is deemed to be probable of achievement.

In the first quarter of 2019, we granted 60,000 performance-contingent RSUs to an employee. These RSUs have dual triggers of vesting based upon the achievement of certain performance milestones in specified timeframes, as well as a requirement for continued employment. The compensation expense related to these awards is broken into two separate performance milestones and recognized when the associated performance milestones are deemed to be probable of achievement. The maximum share-based compensation expense associated with the 60,000 performance-contingent RSUs’ first and second performance milestones are $0.8 million each for a total of $1.6 million, and the RSUs expire by December 31, 2021. In the third quarter of 2019, we determined that a portion of the performance milestone associated with the first tranche was probable of achievement and recognized $0.3 million of share-based compensation expense. We determined that the second tranche was not probable as of September 30, 2019, and, as a result, no compensation expense related to these RSUs has been recognized to date.

In the third quarter of 2019, we granted 60,000 performance-contingent RSUs to an employee. These RSUs have dual triggers of vesting based upon the achievement of certain performance milestones in specified timeframes, as well as a requirement for continued employment. The compensation expense related to these RSUs is broken into three separate performance milestones and will be recognized when the associated performance milestones are deemed to be probable of achievement. The maximum share-based compensation expense associated with the 60,000 performance-contingent RSUs’ three performance milestones are approximately $0.3 million each for a total of $1.0 million. The 60,000 performance-contingent RSUs expire by June 30, 2022. As of September 30, 2019, we determined that the performance milestones were not probable of achievement and, as a result, no compensation expense related to these RSUs has been recognized to date.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of September 30, 2019, have not changed materially from those discussed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 28, 2019.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2019 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2019, the Company announced that it had initiated an arbitration against Innoviva and TRC because Innoviva, as manager of TRC, had caused TRC to withhold certain distributions owed to the Company with respect to the Company’s 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to the Company that it intended to prevent TRC from making cash distributions during 2019. The arbitration hearing commenced on July 23, 2019. After initiation of the arbitration and prior to the final decision being issued, in the third quarter of 2019 Innoviva caused TRC to make a partial distribution of funds due and owing to the Company of $10.6 million. This distribution represented a portion of the Company’s share of the royalty payments received by TRC from GSK for sales of TRELEGY ELLIPTA from the fourth quarter of 2018 through the second quarter of 2019.

In September 2019, the arbitrator issued a final decision. The arbitrator ruled that, while Innoviva breached the TRC LLC Agreement by failing to provide quarterly financial plans to the Company as required, the withholding of funds by Innoviva with respect to certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva was not in breach of the TRC LLC Agreement. The arbitrator also found that Innoviva had not breached its fiduciary duties to the Company. The arbitrator awarded injunctive relief to give more certainty to future dealings between the parties and to clarify certain terms of the TRC LLC Agreement, and imposed additional obligations on Innoviva to obtain the consent of GSK for any proposed investment of TRC funds that requires the consent of GSK under the collaboration agreement dated November 14, 2002, as amended. Under the arbitrator’s ruling, Innoviva is currently permitted to continue to withhold $8.0 million of TRC funds for certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva. These initiatives must be presented to GSK in the fourth quarter of 2019 and they cannot be implemented without GSK’s approval, which approval must be obtained no later than during the first quarter of 2020. To the extent GSK’s approval is not received, the Company expects distribution to the TRC members of the withheld funds. To the extent the initiatives are timely approved by GSK and proceed, TRC may withhold additional amounts in subsequent quarters through to the completion of these initiatives.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and nine months ended September 30, 2019 and years ended December 31, 2018 and 2017, we recognized net losses of $58.4 million, $170.8 million, $215.5 million and $285.4 million, respectively, which are reflected in the shareholders’ (deficit) equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $1.2 billion as of September 30, 2019. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example: we initiated a Phase 2b/3 induction and maintenance study of TD-1473 in ulcerative colitis, we initiated a Phase 2 induction study of TD-1473 in Crohn’s disease; and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are very significant. We will incur costs and expenses associated with our co-promotion agreement with Mylan for commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. In late 2018 we sold our VIBATIV product, and therefore will not recognize revenue from future product sales, other than through royalties from sales by Cumberland Pharmaceuticals Inc. (“Cumberland”), the purchaser of the product. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of effectiveness of product candidates during clinical studies;
●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidates or their formulation into medicines;
●	inability to raise additional capital in sufficient amounts to continue our development programs, which are very expensive;
●	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates;
●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
●	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;
●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;
●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines, including as a result of any class-based risks that emerge as an area of FDA or other regulatory agency focus;

●	failure of our partners to advance our product candidates through clinical development;
●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and
●	a regional disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

In July 2019, the FDA issued a Boxed Warning for a systemically active pan-JAK inhibitor, calling out an increased risk of pulmonary embolism and death following the results of a safety study in patients with rheumatoid arthritis. Theravance Biopharma is focused on developing pan-JAK inhibitors that are designed to remain organ-selective so that they do not become systemically active in order to minimize the risk of side effects. It is unknown at this time what, if any, additional requirements the FDA may put in place with respect to the development of JAK inhibitors generally or what other future FDA actions may have on the prospects for JAK inhibitors. Delays or adverse developments or results or perceived adverse developments or results relating to JAK inhibitors could harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

●	the FDA and/or other regulatory authorities determining that additional non-clinical or clinical studies are required with respect to our JAK inhibitor programs;
●	safety, efficacy or other concerns relating to our JAK inhibitor programs or JAK inhibitors under development or commercialized by other companies; or
●	any change in FDA policy or guidance regarding JAK inhibitors.

If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate unless and until the FDA approves an NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates comply with the regulatory requirements for the quality of medicinal products and are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall” above for additional information. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

Based on our current operating plans and financial forecasts, we believe that our cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development TD-1473 in our JAK inhibitor program. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements.

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

We intend to seek to raise additional capital or obtain future funding through public or private equity offerings, debt financings or additional collaborations and licensing arrangements to meet our capital needs or to take advantage of opportunistic market conditions. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. If we are unable to raise additional capital or obtain future funding in sufficient amounts or on terms acceptable to us, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition and cause the price of our securities to fall.

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

We have an exclusive development and commercialization agreement with Alfasigma for velusetrag, our internally discovered 5-HT4 agonist for the treatment of gastromotility disorders, under which we have transferred to Alfasigma global rights for velusetrag. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist in development for gastrointestinal motility disorders. Under the terms of the agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In February 2018, we announced a global co-development and commercialization agreement with Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

We have no access to confidential information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including Trelegy Ellipta and the MABA program, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our ownership interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate required quality, safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

●	disappointing or lower than expected sales of Trelegy Ellipta;
●	any regulatory difficulty in seeking approval of an asthma indication for Trelegy Ellipta, which GSK will be undertaking following its successful Phase 3 clinical program in asthma patients;
●	disputes between GSK and Innoviva or between us and Innoviva, such as our recent dispute with Innoviva described in Part II, Item 1 “Legal Proceedings” concerning the withholding of royalty payments due to us under the TRC LLC Agreement;

●	the emergence of new closed triple or other alternative therapies or any developments regarding these potentially competitive therapies, comparative price or efficacy of such potentially competitive therapies;

●	GSK deciding to delay or halt any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest;
●	the FDA and/or other national or foreign regulatory authorities determining that any of the studies under these programs do not demonstrate the required quality, safety or efficacy, or that additional non-clinical or clinical studies are required with respect to such programs;
●	any safety, efficacy or other concerns regarding any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest; or
●	any particular FDA requirements or changes in FDA policy or guidance regarding these programs or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of September 30, 2019 GSK beneficially owned approximately 17.0% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. Before 2018, the actions GSK could have taken to acquire us were limited under our governance agreement with GSK (the “Governance Agreement”), but this agreement expired on December 31, 2017. In May 2018, our shareholders approved a resolution authorizing our board of directors to adopt a shareholder rights plan in the future which may deter GSK from acquiring more than 19.9% of our outstanding ordinary shares. However, our board of directors might not adopt such shareholder rights plan, and we otherwise might not be able to respond successfully to a takeover attempt. The timing of when GSK may seek to acquire us could potentially be when it possesses information regarding the status of drug programs covered by the GSK Agreements that has not been publicly disclosed and is not otherwise known to us. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. See Part II, Item 1 “Legal Proceedings.” Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY ELLIPTA and we do not control TRC; accordingly the amount of royalties we receive will depend, among other factors, on GSK’s ability to further commercialize TRELEGY ELLIPTA and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement.

We only receive revenues from TRELEGY ELLIPTA based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product, the future payments, if any, made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC, TRC’s expenses, and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement. Following our recent arbitration with Innoviva concerning its withholding of certain royalty distributions to the TRC members, the arbitrator ruled that in the future if Innoviva desires to invest TRC funds in any initiatives that require the consent of GSK under the collaboration agreement, Innoviva must first obtain the consent of GSK. The timeframe for seeking GSK’s consent for these initiatives and the associated dates by which GSK’s consent must be received means that royalty distributions could be delayed for several quarters (if GSK ultimately does not consent) or perhaps not made at all until the completion of the initiatives (to the extent that GSK does consent and agrees with TRC that TRC funding will be used for such initiatives). This involves a number of risks and uncertainties, including:

●GSK’s ability to have an adequate supply of their respective product;
●Ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
●	Compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;
●Competition, whether from current competitors or new products developed by others in the future;
●Claims relating to intellectual property;

●Any future disruptions in GSK’s business which would affect its ability to commercialize the product;
●	The ability of TRELEGY ELLIPTA to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
●	The amount of cash associated with any additional future TRELEGY ELLIPTA commercialization initiatives that Innoviva proposes to GSK for TRC to pursue beyond those for which Innoviva is withholding $8.0 million at present, the time it may take to present those initiatives to GSK for approval and the time it takes for GSK to consent or not consent;
●	Any future withholding by Innoviva or TRC of royalty distributions not in accordance with the TRC LLC Agreement;
●Global economic conditions; and
●Any of the other risks relating to commercialization of products described elsewhere in this section.

These risks and uncertainties could materially impact the amount and timing of future royalties or other revenues we may receive from sales of TRELEGY ELLIPTA, which could have a material adverse effect on our future revenues, other financial results and our financial position and cause the price of our securities to fall.

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

As of September 30, 2019, we had approximately $519.3 million in total long-term liabilities outstanding, comprised primarily of $237.5 million in net principal that remains outstanding under the Issuer’s Non-Recourse 2033 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2033 Notes, the “Notes”).

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

Through October 15, 2020, the terms of the Non-Recourse 2033 Notes provide that to the extent there are insufficient funds to satisfy the Issuer’s scheduled quarterly interest obligations, the shortfall shall be added to the principal amount of the Non-Recourse 2033 Notes without a default or event of default occurring. The terms of the Non-Recourse 2033 Notes also provide that, at Theravance Biopharma’s option, the quarterly interest payment obligations can be satisfied by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the notes. For the April 15, 2019 and July 15, 2019 interest payment dates, Theravance Biopharma R&D, Inc. (parent entity of Issuer) made a capital contribution to satisfy the interest payment obligations for these two scheduled payments while we arbitrated the dispute with Innoviva discussed above in Part II, Item 1 “Legal Proceedings.”

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the US, the United Kingdom and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland has implemented certain tax law changes and is expected to implement additional tax law changes to comply with the European Union Anti-Tax Avoidance Directives. These changes include the first ever Irish controlled foreign company (“CFC”) rules which came into effect on January 1, 2019. Due to provisions in Finance Bill 2019, Ireland will also implement certain transfer pricing rule changes, with effect from 2020. We are continuing to evaluate and monitor the applicability of the CFC rules published in Finance Act 2018, but our current assessment, based on the rules and guidance published to date, is that the rules are unlikely to have a material impact on our operations. Proposed statutory language has been provided for transfer pricing rule changes, and we believe that the transfer pricing rules are unlikely to have a material impact on our operations. New United Kingdom tax legislation was introduced by the Finance Act 2019 (“FA 2019”) that imposes a tax related to offshore receipts in respect of intangible property held in low tax jurisdictions (“ORIP”) and became effective in April 2019. FA 2019 also included a power for amendments to the ORIP legislation to be made by regulation by December 31, 2019. On October 15, 2019, the United Kingdom published further guidance intended to facilitate the administration of the ORIP regime. However, a number of issues and areas of uncertainty remain. We have reviewed the original legislation in conjunction with the guidance and believe that the ORIP regime may apply to certain cash receipts. Based on this analysis, we believe that the ORIP charge on UK-derived cash receipts through the third quarter of 2019 is not material, but we will continue to refine our ORIP conclusions as guidance evolves.

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

During the first quarter of 2019, we commenced a workforce restructuring involving the reduction of our overall headcount by 51 individuals, with affected employees primarily focused on early research or the infrastructure in support of VIBATIV. There can be no assurance that we will be able to reduce spending as planned or that unanticipated costs will not occur. Our restructuring efforts to focus on key programs may not prove successful due to a variety of factors, including, without limitation, risks that a smaller workforce may have difficulty achieving our goals. In addition, we may in the future decide to restructure operations and reduce expenses further by taking such measures as additional reductions in our workforce and program spending. Any restructuring places a substantial strain on remaining management and employees and on operational resources and there is a risk that our business will be adversely affected by the diversion of management time to the restructuring efforts.

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2019, we owned 437 issued US patents and 1,576 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	lower than expected sales of YUPELRI;
●	any adverse developments or results or perceived adverse developments or results with respect to the GSK Partnered Respiratory Programs including, without limitation, lower than expected sales of TRELEGY ELLIPTA, difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any adverse developments or results or perceived adverse developments or results with respect to our key clinical development programs, for example our JAK inhibitor program or ampreloxetine, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs (including any class-based risks that emerge as a FDA or other regulatory agency focus), or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;
●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;
●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Innoviva, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or disagreements resulting from or relating to the TRC LLC Agreement or to the Spin-Off. (See Part II, Item 1 “Legal Proceedings” for further information);

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;
●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;
●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;
●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;
●	regulatory developments in the US and foreign countries;
●	announcements with respect to governmental or private insurer reimbursement policies;
●	announcements of equity or debt financings;
●	possible impairment charges on non-marketable equity securities;
●	economic and other external factors beyond our control, such as fluctuations in interest rates;
●	loss of key personnel;
●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;
●	low public market trading volumes for our ordinary shares related in part to the concentration of ownership of our shares;
●	the sale of large concentrations of our shares;
●	developments or disputes as to patent or other proprietary rights;
●	approval or introduction of competing products and technologies;
●	results of clinical trials;
●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;
●	delays in manufacturing adversely affecting clinical or commercial operations;
●	fluctuations in our operating results;
●	market reaction to announcements by other biotechnology or pharmaceutical companies;
●	initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;
●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and
●	comments and expectations of results made by securities analysts or investors.

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

Based on our review of publicly available filings, as of September 30, 2019 our three largest shareholders collectively owned approximately 54.8% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2019, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Equity (Deficit), (iv)  the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: November 8, 2019	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)