Form 10-K
period 2019-12-31
Theravance Biopharma, Inc.
filed 2020-02-27
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price on the NASDAQ Global Market on June 30, 2019 was $893,464,384.

On February 19, 2020, there were 62,520,148 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2020 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.

2019 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

2019 Highlights

2019 was a critical year of progress as our key programs advanced towards important milestones, and we continued to advance our strategic objective to transform the treatment of serious diseases through the discovery, development and commercialization of organ-selective medicines designed to maximize patient benefit while minimizing patient risk.

Commercial Launch of YUPELRI

In the first quarter of 2019, we formally launched our commercial sales and marketing efforts for YUPELRI with our partner Mylan N.V. (“Mylan”). YUPELRI is the first and only once-daily, nebulized maintenance medicine for COPD. Theravance Biopharma and Mylan copromote in the US, with our combined sales infrastructures targeting health care professionals that treat the universe of COPD patients suitable for YUPELRI. Theravance Biopharma focuses on the hospital segment whereas Mylan focuses on the outpatient segment. We are pleased and highly encouraged by market feedback and early performance indicators accumulated over the last 12 months, including hospital formulary reviews and wins, patient uptake, and market access.

Complementing our progress in the US, in the second quarter of 2019, we announced the expansion of our strategic collaboration with Mylan for YUPELRI to include development and commercialization in China and adjacent territories where COPD (i) affects a significant portion of the population; (ii) is one of the top three causes of mortality; and (iii) presents a major financial burden to the healthcare system.

Progression of Late-Stage Studies of TD-1473 and Ampreloxetine

In the first quarter of 2019, we announced the initiation of the Phase 2b/3 clinical study of TD-1473 in ulcerative colitis. TD-1473, our oral gut-selective pan-JAK inhibitor for inflammatory intestinal diseases, partnered with Janssen Biotech, Inc. (“Janssen”), is progressing in a Phase 2b/3 study in ulcerative colitis and a Phase 2 study in Crohn’s disease. TD-1473 is designed to treat inflammatory intestinal disease directly at the site of inflammation in an organ-selective manner, with minimal systemic exposure or corresponding immunosuppressive effects. Both studies are actively enrolling patients. We anticipate results from the Phase 2b portion of the ulcerative colitis study and Phase 2 Crohn’s disease study in late 2020. Data from the Phase 2b portion of the ulcerative colitis study and the Phase 2

Crohn’s disease study would inform an opt-in decision by Janssen and potentially trigger a significant payment to Theravance Biopharma.

Also in the first quarter of 2019, we announced the initiation of a Phase 3 clinical study of ampreloxetine in symptomatic neurogenic orthostatic hypotension (“nOH”). Ampreloxetine, our norepinephrine reuptake inhibitor, wholly-owned by Theravance Biopharma, previously demonstrated in a small exploratory Phase 2 in nOH, clinically meaningful effect and durability of effect out to 20 weeks of ampreloxetine treatment. The ongoing Phase 3 registrational program includes two studies, one designed to assess treatment benefit over four weeks and the other to assess durability of response. Given limitations of existing nOH treatments, ampreloxetine may represent an important treatment option for patients and a meaningful commercial opportunity in the US.

Positive Phase 1 Data and Clinical Progression of TD-8236

In the third quarter of 2019, we announced positive data from a Phase 1 study of TD-8236, our wholly-owned inhaled lung-selective pan-JAK inhibitor for inflammatory lung diseases including steroid resistant asthma. Data from the Phase 1 study showed TD-8236 to be generally well-tolerated as a single dose in healthy subjects and as a once-daily dose given for seven consecutive days in patients with mild asthma. The study also demonstrated minimal systemic exposure in study subjects in addition to evidence of biological activity in mild asthmatics. Based on encouraging initial results, we extended the Phase 1 study to include assessment of a range of additional biomarkers in patients with more severe asthma, and, in the fourth quarter of 2019, we announced the initiation of a Phase 2 allergen challenge study of TD-8236. Our organ-selective approach with TD-8236 presents an opportunity to develop a broad-based anti-inflammatory to treat moderate to severe asthma regardless of T2 phenotype.

Advancement of TD-5202 into the Clinic

In the third quarter of 2019, we announced the initiation of a Phase 1 clinical study of TD-5202, our oral gut-selective irreversible JAK3 inhibitor for inflammatory intestinal diseases, partnered with Janssen. The Phase 1 single ascending dose and multiple ascending dose study is primarily designed to evaluate the safety and tolerability of TD-5202 in healthy subjects. In February 2020, we announced that data from the Phase 1 study indicated that TD-5202 was generally well tolerated as a single oral dose up to 2000 milligrams and as a twice-daily oral dose up 2000 milligrams total per day given for ten consecutive days in healthy subjects. We and our partner Janssen believe TD-5202 represents a promising additional therapeutic approach for addressing a range of inflammatory intestinal diseases.

Global License Agreement with Pfizer Inc. for Skin-Selective Pan-JAK Inhibitors

In the fourth quarter of 2019, we entered into a global license agreement with Pfizer Inc. (“Pfizer”) for our preclinical skin-selective, locally-acting pan-JAK inhibitor program. The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

Under this agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all use other than gastrointestinal, ophthalmic and respiratory applications. We received an upfront cash payment of $10.0 million and are eligible to receive up to an additional $240.0 million in development and sales milestone payments from Pfizer. In addition, we will be eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

Our Programs

The table below summarizes the status of our approved product and our other product candidates in development. The table also includes the status of the respiratory programs in which we have an economic interest and for which GSK is responsible pursuant to agreements between Innoviva and GSK (“GSK-Partnered Respiratory Programs”). These programs consist primarily of the Trelegy Ellipta program. We have an economic interest in these programs through our interest in Theravance Respiratory Company, LLC, a limited liability company managed by Innoviva. The status of all GSK-Partnered Respiratory Programs referenced in this Annual Report on Form 10-K are based solely upon publicly available information and may not reflect the most recent developments under the programs.

(1)	Theravance Biopharma holds an 85% economic interest in an upward-tiering royalty stream of 6.5% – 10% payable by GSK (net of Theravance Respiratory Company, LLC (“TRC”) expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). 75% of the royalties received are pledged to service PhaRMASM notes and 25% of the royalties received retained by Theravance Biopharma.

Glossary of Defined Terms used in Table Above:

COPD: Chronic Obstructive Pulmonary Disease;

CD: Crohn’s Disease;

cSSSI: Complicated Skin and Skin Structure Infections;

FF: Fluticasone Furoate;

HABP/VABP: Hospital-Acquired and Ventilator-Associated Bacterial Pneumonia;

IV: Intravenous;

JAKi: Janus Kinase Inhibitor;

LAMA: Long-Acting Muscarinic Antagonist;

nOH: Neurogenic Orthostatic Hypotension;

NRI: Norepinephrine Reuptake Inhibitor;

POGD: Post-Operative Gastrointestinal Dysfunction;

UC: Ulcerative Colitis;

UMEC: Umeclidinium; and

VI: Vilanterol

Program Highlights

YUPELRI (revefenacin) Inhalation Solution

YUPELRI (revefenacin) inhalation solution is a once-daily, nebulized long-acting muscarinic antagonist (“LAMA”) approved for the maintenance treatment of COPD in the US. LAMAs are recognized by international COPD treatment guidelines as a cornerstone of maintenance therapy for COPD, regardless of severity of disease. Our market research indicates there is an enduring population of COPD patients in the US that either need or prefer nebulized delivery for maintenance therapy. The stability of revefenacin in both metered dose inhaler and dry powder inhaler (“MDI/DPI”) formulations suggests that revefenacin could also serve as a foundation for novel handheld combination products.

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Mylan formally launched our sales and marketing efforts in early 2019. We are tracking several key performance metrics to gauge success in building early market acceptance, including formulary reviews, formulary wins and market access. Since launch, YUPELRI has been accepted on 85 formularies that account for a total of 220 institutional accounts. With respect to market access, we have confirmed commercial coverage of approximately 50% and Medicare Part B coverage for patients with supplement insurance of 100%. In May 2019, we announced that YUPELRI had been assigned a permanent unique Healthcare Common Procedure Coding System (“J-CODE”) ahead of schedule. The permanent J-CODE allows for full automation of prescription adjudication, simplifying the process for pharmacists and patients.

Mylan Collaboration

In January 2015, Mylan and we established a strategic collaboration for the development and commercialization of revefenacin. Partnering with a world leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting. Mylan funded the Phase 3 development program of YUPELRI, enabling us to advance other high value pipeline assets alongside YUPELRI.

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

Under the Mylan Agreement, Mylan paid us an initial payment of $15.0 million in cash in 2015. Also, pursuant to an agreement to purchase ordinary shares entered into on January 30, 2015, Mylan Inc., the indirect parent corporation of Mylan, made a $30.0 million equity investment in us, buying 1,585,790 ordinary shares from us in February 2015. These shares were subsequently sold by Mylan in 2018.

In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study, and in June 2019, we announced the expansion of the Mylan Agreement to grant Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, we received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive additional potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Mylan will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.

Under the Mylan Agreement, as of December 31, 2019, we are eligible to receive from Mylan potential global development, regulatory and sales milestone payments totaling up to $259.0 million in the aggregate, with $206.5 million associated with YUPELRI monotherapy, and $52.5 million associated with future potential combination products. Of the $206.5 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $19.0 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions. We do not expect to earn any sales milestone payments from Mylan in 2020.

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

Based on positive results from a Phase 1b exploratory study in ulcerative colitis and following dialogues with the FDA and European Medicines Agency (“EMA”) regarding study design, we advanced TD-1473 into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study is a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. We anticipate results from the Phase 2b portion of the ulcerative colitis study and Phase 2 Crohn’s disease study in late 2020.

Irreversible JAK3 Inhibitor (TD-5202)

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

In September 2019, we announced the initiation of a Phase 1 single ascending dose and multiple ascending dose trial designed to evaluate the safety and tolerability of TD-5202 in healthy subjects, plus assess plasma pharmacokinetics of TD-5202 to confirm circulating levels are low, consistent with a gut-selective approach. In February 2020, we announced that data from the Phase 1 study indicated that TD-5202 was generally well tolerated as a single oral dose up to 2000 milligrams and as a twice-daily oral dose up 2000 milligrams total per day given for ten consecutive days in healthy subjects.

We are developing TD-1473 and TD-5202 in collaboration with Janssen as part of the companies’ global co-development and commercialization agreement for novel, gut-selective JAK inhibitors.

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

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in early 2019. We anticipate results from the Phase 3 four-week efficacy study (SEQUOIA) in late 2020.

Lung-selective Pan-JAK Inhibitor Program (TD-8236)

TD-8236 is an investigational, inhaled lung-selective pan-JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes (JAK1, JAK2, JAK3 and TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. While orally-administered JAK inhibitors are currently approved for the treatment of a range of inflammatory diseases, no inhaled JAK inhibitor is approved for the treatment of airway disease, including asthma. The pan-JAK activity of TD-8236 suggests that it may impact a broad range of cytokines that have been associated both T2-high and T2-low asthma. Many moderate to severe asthma patients comprising both T2 phenotypes remain symptomatic despite being compliant on high doses of inhaled steroids. Importantly, TD-8236 is designed to distribute and exert its anti-inflammatory effect within the lungs following dry powder inhalation, with the potential to treat inflammation within that organ while minimizing systemic exposure. In pre-clinical assessments, TD-8236 has shown to potently inhibit targeted mediators of T2-high and T2-low asthma in human cells.

In September 2019, we announced positive results from a Phase 1 single-ascending dose and multiple-ascending dose clinical trial of TD-8236. Data from the study demonstrated TD-8236 to be generally well tolerated as a single dose (up to 4500 mcg) in healthy volunteers and as a once-daily dose (up to 4000 mcg) given for seven consecutive days in patients with mild asthma. There were no severe or serious adverse events reported and no subject discontinued due to adverse events. Pharmacokinetic results from the trial showed that plasma levels of TD-8236 in study subjects were several orders of magnitude below the levels predicted to cause systemic pharmacological activity, which is consistent with data from preclinical studies and the organ-selective design of the compound. Additionally, evidence of the biological activity of TD-8236 in the lung was demonstrated in the repeat dose portion of the study, which recruited patients with mild asthma who had elevated levels of fractional exhaled nitric oxide (“FeNO”). FeNO is an established disease activity biomarker in asthma, and reductions in FeNO are associated with a decrease in airway inflammation. Over the seven days of TD-8236 administration once daily by inhalation, patients experienced reductions in both pre-dose and six-hour post-dose FeNO compared to placebo at all doses above 150mcg. Importantly, this included >10ppb reduction in pre-dose FeNO on Day 7 for all doses above 150mcg. The Phase 1 clinical trial also includes a biomarker cohort designed to evaluate multiple doses of TD-8236 in patients with moderate-to-severe asthma, including patients with T2-high and T2-low disease. Data from the biomarker cohort is expected in mid-2020. In December 2019, we announced the initiation of a Phase 2 allergen challenge study of TD-8236 in asthma patients, and we expect data from the study in mid-2020.

Economic Interest in GSK-Partnered Respiratory Programs

We hold an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consist primarily of the TRELEGY ELLIPTA program, which is described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy.

The following information regarding the TRELEGY ELLIPTA program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

TRELEGY ELLIPTA (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

TRELEGY ELLIPTA provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY ELLIPTA is approved for use in the US and European Union (“EU”) for the long-term, once-daily, maintenance treatment of patients with COPD. We hold an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) through our interest in TRC. Those royalties are upward-tiering from 6.5% to 10%, resulting in cash flows to us of approximately 5.5% to 8.5% of worldwide net sales of TRELEGY ELLIPTA (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Theravance Biopharma is not responsible for any of GSK’s costs related to the development or commercialization of TRELEGY ELLIPTA.

GSK and Innoviva conducted two global pivotal Phase 3 studies of TRELEGY ELLIPTA in COPD, the IMPACT study and the FULFIL study. In September 2017, GSK and Innoviva announced that the FDA approved TRELEGY ELLIPTA for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. TRELEGY ELLIPTA is currently approved in 44 markets, including China and Japan, with additional approvals expected in 2020. In August 2019, GSK announced that it had filed a supplemental new drug application (“sNDA”) to the FDA supporting revised labelling for TRELEGY ELLIPTA on reduction in risk of all-cause mortality compared with ANORO ELLIPTA in patients with COPD. There is an FDA Advisory Committee meeting scheduled for April 21, 2020 related to this sNDA.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY ELLIPTA in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint and in October 2019, GSK announced it had filed a sNDA with the FDA seeking an additional indication for the use of once-daily, single-inhaler triple therapy, TRELEGY ELLIPTA, for the treatment of asthma in adults. The FDA’s decision on the asthma application is expected by the second half of 2020.

Theravance Respiratory Company, LLC

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta are presented on our consolidated statements of operations within “Income from investment in TRC, LLC” and is classified as non-operating income. Seventy-five percent of the “Income from investment in TRC, LLC,” as evidenced by the Issuer Class C Units (defined below), is available only for payment of the $250.0 million aggregate amount of 9.0% fixed-rate non-recourse term notes due 2033 (the “Non-Recourse 2033 Notes”) and is not available to pay our other obligations or the claims of our other creditors.

Our special purpose subsidiary Triple Royalty Sub LLC (the “Issuer”) issued the Non-Recourse 2033 Notes in November 2018, which are secured by all of the Issuer’s rights, title and interest as a holder of certain membership interests (the “Issuer Class C Units”) in TRC. The Issuer Class C Units entitle the Issuer to receive 63.75% of the economic interest that TRC receives in any future payments made by GSK under the agreements described above, or 75% of the income from our ownership interest in TRC. The primary source of funds to make payments on the Non-Recourse 2033 Notes will be 75% of the income from our ownership interest in TRC, as evidenced by the Issuer Class C Units. Since the principal and interest payments on the Non-Recourse 2033 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter, the Non-Recourse 2033 Notes may be repaid prior to the final maturity date in 2033. In order to comply with Regulation RR – Credit Risk Retention (17 C.F.R. Part 246), 5.0% of the original principal amount (equal to $12.5 million) of the Non-Recourse 2033 Notes were retained by Theravance Biopharma R&D, Inc., our wholly-owned subsidiary, and is eliminated in our consolidated financial statements.

Through October 15, 2020, the terms of the Non-Recourse 2033 Notes provide that to the extent there are insufficient funds to satisfy the Issuer’s scheduled quarterly interest obligations, the shortfall shall be added to the principal amount of the Non-Recourse 2033 Notes without a default or event of default occurring. The terms of the Non-Recourse 2033 Notes also provide that, at Theravance Biopharma’s option, the quarterly interest payment obligations can be satisfied by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the notes. For the April 15, 2019 and July 15, 2019 interest payment dates, Theravance Biopharma R&D, Inc. (parent entity of Issuer) made a capital contribution to satisfy the interest payment obligations for these two scheduled payments while we arbitrated a dispute with Innoviva, discussed below. As discussed in “Item 8, Note 15. Subsequent Events,” subject to certain conditions, Company subsidiaries have agreed to issue Non-Recourse 2035 Notes, the proceeds from which would be used in part to repay the outstanding balance of Non-Recourse 2033 Notes.

In May 2019, we announced that we had initiated an arbitration against Innoviva and TRC because Innoviva, as manager of TRC, had caused TRC to withhold certain distributions owed to us with respect to the Company’s 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to us that it intended to prevent TRC from making cash distributions during 2019. The arbitration hearing commenced in July 2019.

As of June 30, 2019, we were owed, under the TRC LLC Agreement, $20.0 million in net royalty income payments for the period from the fourth quarter of 2018 through the second quarter of 2019. After initiation of the arbitration and prior to the final decision being issued in the third quarter of 2019, Innoviva caused TRC to make a partial distribution of funds to us in the amount of $10.6 million.

In September 2019, the arbitrator issued a final decision. The arbitrator ruled that, while Innoviva breached the TRC LLC Agreement by failing to provide quarterly financial plans to us as required, the withholding of funds by Innoviva with respect to certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva was not in breach of the TRC LLC Agreement. The arbitrator also found that Innoviva had not breached its fiduciary duties to us. The arbitrator awarded injunctive relief to give more certainty to future dealings between the parties and to clarify certain terms of the TRC LLC Agreement, and imposed additional obligations on Innoviva to obtain the consent of GSK for any proposed investment of TRC funds that requires the consent of GSK under the collaboration agreement dated November 14, 2002, as amended. Under the arbitrator’s ruling, Innoviva was permitted to withhold $6.9 million of TRC funds due to us for certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva. These initiatives were presented to GSK in the fourth quarter of 2019 and could not be implemented without GSK’s approval, which was required by no later than during the first quarter of 2020. The amount due to us as of September 30, 2019, under the TRC LLC Agreement, was $16.7 million.

In January 2020, we were informed by Innoviva that GSK had declined to adopt certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva. As a result, Innoviva would not continue to withhold any funds that had been reserved for those initiatives, and we subsequently received $15.8 million in a distribution from Innoviva representing our share of the net royalty income payments for the third quarter of 2019 plus the $6.9 million previously withheld, less estimated TRC expenses for the quarter ended December 31, 2019 and estimated expenses through 2020. The amount due to us from TRC, as of December 31, 2019, was $28.6 million. For more information, see the risk factor under the heading “We do not control the commercialization of TRELEGY ELLIPTA and we do not control TRC; accordingly the amount of royalties we receive will depend, among other factors, on GSK’s ability to further commercialize TRELEGY ELLIPTA and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” of this Annual Report on Form 10-K.

Other Economic Interests

VIBATIV® (telavancin)

VIBATIV is an FDA-approved injectable antibiotic used in the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/”VABP”), as well as complicated skin and skin structure infections (“cSSSI”). This life-saving antibiotic was discovered and developed by Theravance Biopharma and is designed for difficult to treat Gram-positive bacterial infections, including those that are classified as methicillin-resistant (“MRSA”) or multidrug-resistant.

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

Alfasigma S.p.A. Collaboration

In 2012, we partnered with Alfasigma S.p.A. (“Alfasigma”) in the development of velusetrag and its commercialization in certain countries. In April 2018, Alfasigma exercised its option to develop and commercialize velusetrag, and we elected not to pursue further development. Global rights to develop, manufacture and commercialize velusetrag have been transferred to Alfasigma under the terms of the collaboration agreement. Also, under the terms of the collaboration with Alfasigma, we are entitled to receive future potential development, regulatory and commercial milestone payments of up to $26.8 million and tiered royalties on global net sales ranging from high single digits to the mid-teens.

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

Skin-selective Pan-JAK inhibitor program

In December 2019, we entered into a global license agreement with Pfizer for our preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic and respiratory applications. We received an upfront cash payment of $10.0 million and are eligible to receive up to an additional $240.0 million in development and sales milestone payments from Pfizer. In addition, we will be eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

Research Projects

Our research goal is to design organ-selective medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. The intention is to expand the therapeutic index of our potential medicines compared to conventional systemic therapies. Our efforts leverage years of experience in developing lung-selective medicines, such as YUPELRI, to treat respiratory diseases, and have led to the discovery of the gut-selective pan-JAK inhibitor TD-1473 and irreversible JAK3 inhibitor TD-5202 for inflammatory intestinal diseases and the lung-selective inhaled JAK inhibitor TD-8236 in serious respiratory disease. We plan to advance towards the clinic other research projects with various mechanisms of action, each specifically tailored for the organ of interest, as we identify and validate potentially appropriate compounds. Our research is focused in the areas of inflammation and immunology, and our pipeline of internally discovered programs is targeted to address significant patient needs.

Our Strategy

Our core purpose is to create transformational medicines to improve the lives of patients suffering from serious illnesses. We strive to apply insight and innovation at each stage of our business, including research, development and commercialization. Our principle strategic objective is to transform the treatment of serious diseases through the discovery, development, and commercialization of organ-selective medicines designed to maximize patient benefit while minimizing patient risk.

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

Manufacturing

We rely primarily on a network of third-party manufacturers, including contract manufacturing organizations, to produce the active pharmaceutical ingredients (“API”) and drug products required for our clinical trials. We believe that we have in-house expertise to manage this network of third-party manufacturers, and we believe that we will be able to continue to negotiate third-party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to obtain internal manufacturing capacity in order to develop or, potentially, commercialize our products. However, if we are unable to obtain contract manufacturing or obtain such manufacturing on commercially reasonable terms, or if manufacturing is interrupted at one of our suppliers, whether due to regulatory or other reasons, we may not be able to develop our products as planned.

Any inability to acquire sufficient quantities of API or drug product in a timely manner from current or future sources could disrupt our research and development programs and the conduct of future clinical trials. For more information, see the risk factors under the heading “We rely on a single source of supply for a number of our product candidates, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available” of this Annual Report on Form 10-K.

Government Regulation

The development and commercialization of pharmaceutical products and our product candidates by us, our collaboration partners and licensees, GSK, and Cumberland and our ongoing research are subject to extensive regulation by governmental authorities in the US and other countries. Before marketing in the US, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. Outside the US, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities which are subject to equally rigorous regulatory obligations. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, the commercialization of pharmaceutical products is permitted only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of the product.

Before commencing clinical studies in humans in the US, we must submit to the FDA an investigational new drug application (“IND”) that includes, among other things, the general investigational plan and protocols for specific human studies and the results of preclinical studies. An IND will go into effect 30 days following its receipt by the FDA unless the FDA issues a clinical hold. Once clinical studies have begun under the IND, they are usually conducted in three phases and under FDA oversight. These phases generally include the following:

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

The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. The Prescription Drug User Fee Act (“PDUFA”) establishes timeframes for FDA review of NDAs, with a performance goal of reviewing and acting on 90 percent of priority new molecular entity (“NME”) NDA submissions within 6 months of the 60-day filing date, and to review and act on 90 percent of standard NME NDA submissions within 10 months of the 60-day filing date. The 2007 Food and Drug Administration Amendments Act gave the FDA authority to require implementation of a formal Risk Evaluation and Management Strategy to ensure that the benefits of a product outweigh its risks. At the end of the review period, the FDA communicates either approval of the NDA or a complete response listing the application’s deficiencies.

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

United States Healthcare Reform

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers, and impacts pricing and reimbursement of YUPELRI and the marketed drugs with respect to which we are entitled to royalty or similar payments, and related commercial operations. Certain provisions of the Healthcare Reform Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. We expect that the Healthcare Reform Act, its implementation, efforts to repeal or replace, or invalidate, the Healthcare Reform Act or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. For more information, see the risk factor under the heading “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

Pharmaceutical Pricing and Reimbursement

We participated in and had certain price reporting obligations under the Medicaid Drug Rebate program for VIBATIV for which we remain responsible, as described in greater detail under the risk factor “If we failed to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” of this Annual Report on Form 10-K.

Our ability, and the ability of our collaboration partners, licensees, GSK and Cumberland to commercialize our products successfully, and our ability to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the US, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. The reimbursement environment is described in greater detail under the risk factor “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

Fraud and Abuse Laws

Our interactions and arrangements with customers and third-party payors are subject to applicable US federal and state fraud and abuse laws and equivalent third country laws. These laws and the related risks are described in greater detail under the risk factor “Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings” of this Annual Report on Form 10-K.

Data Privacy and Protection

We are subject to laws and regulations that address privacy and data security. In the US, numerous federal and state laws and regulations, including state data breach notification laws (e.g., California Consumer Privacy Act of 2018 (AB 375)), state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (“FTC Act”)), govern the collection, use, disclosure, and protection of health-related and other personal information. Similar obligations apply in foreign countries. For example, the General Data Protection Regulation (“GDPR”) which entered into force on May 25, 2018 amplified existing data protection obligations in the EU. These laws and related risks are described in greater detail under the risk factor “If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business” of this Annual Report on Form 10-K.

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

As of December 31, 2019, we owned 445 issued US patents and 1,590 granted foreign patents, as well as additional pending US patent applications and foreign patent applications. The claims in these various patents and patent applications are typically directed to compositions of matter, including claims covering product candidates, crystalline forms, lead compounds and key intermediates, pharmaceutical compositions, methods of use and/or processes for making our compounds. In particular, our wholly-owned subsidiary Theravance Biopharma R&D IP, LLC owns the following US patents which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations

(Orange Book) for YUPELRI (revefenacin) inhalation solution: US Patent No. 7,288,657, expiring on December 23, 2025; US Patent No. 7,491,736, expiring March 10, 2025; US Patent No. 7,521,041, expiring March 10, 2025; US Patent No. 7,550,595, expiring March 10, 2025; US Patent No. 7,585,879, expiring March 10, 2025; US Patent No. 7,910,608, expiring March 10, 2025; US Patent No. 8,034,946, expiring March 10, 2025; US Patent No. 8,053,448, expiring March 10, 2025; US Patent No. 8,273,894, expiring March 10, 2025; US Patent No. 8,541,451, expiring August 25, 2031; US Patent No. 9,765,028, expiring July 14, 2030; US Patent No. 10,106,503, expiring March 10, 2025; US Patent No. 10,343,995, expiring March 10, 2025; and US Patent No. 10,550,081, expiring July 14, 2030 (each of the aforementioned expiration dates not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). Thus, the last to expire patent currently listed in the Orange Book for YUPELRI (revefenacin) inhalation solution expires on August 25, 2031. On December 19, 2018, we filed patent term extension (“PTE”) applications in the US Patent and Trademark Office (“USPTO”) for US Patent Nos. 7,288,657 and 7,585,879. These PTE applications are currently pending and if granted, we will be permitted to extend the term of one of these patents for the period determined by the USPTO.

Issued US and foreign patents generally expire 20 years after their filing date. The patent rights relating to YUPELRI (revefenacin) inhalation solution currently consist of issued US patents, pending US patent applications and counterpart patents and patent applications in a number of jurisdictions, including Europe. Additionally, our patent rights relating to velusetrag, ampreloxetine and TD-1473 currently include issued US composition of matter patents that expire in 2025, 2030 and 2036, respectively (not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984), as well as additional issued US patents, pending US patent applications and/or counterpart patents and patent applications in a number of jurisdictions. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position, we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

Competition

Our development programs, and the marketed products to which we are entitled to profit share revenue, royalty or similar payments, target four therapeutic areas—infectious disease, respiratory, gastrointestinal, and neurological. In research, we apply organ-selective expertise to biologically compelling targets to discover and develop medicines designed to treat underserved localized diseases and to limit systemic exposure, in order to maximize patient benefit and minimize risk. Our commercial infrastructure is focused primarily on the acute care setting. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing and future market-leading medicines.

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

YUPELRI (revefenacin) inhalation solution, a long-acting muscarinic antagonist (LAMA)

YUPELRI competes with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day.

Trelegy Ellipta or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

Trelegy Ellipta competes in Europe with Trimbow (beclometasone dipropionate/formoterol fumarate/glycopyrronium bromide, dosed twice per day) from Chiesi Farmaceutici and, in the future, may compete with other closed triple products that are currently under review by the EMA. AstraZeneca and Novartis both have closed triple products dosed twice per day. AstraZeneca’s Breztri Aerosphere (budesonide/glycopyrronium/formoterol fumarate), also known as PT-010, was approved for COPD during 2019 in Japan and China and is under review for COPD by both the FDA and the EMA. Novartis’s QVM-149 (mometasone/glycopyrronium/indacaterol) is under review by the EMA for asthma. TRELEGY ELLIPTA also competes with “open triple” therapy which can be accomplished by the concurrent use of two or three products. An example of such use includes a LABA/ICS combination such as AstraZeneca’s Symbicort and a LAMA such as Boehringer Ingelheim’s Spiriva.

Ampreloxetine (TD-9855) norepinephrine reuptake inhibitor (“NRI”)

If successfully developed and approved, ampreloxetine would be expected to compete predominantly with Northera® (droxidopa) marketed by Lundbeck NA Ltd., and to a lesser extent, midodrine and fludrocortisone which are available as generics.

Employees

As of December 31, 2019, we had 316 employees, of which 177 were engaged in research and development activities. Of our 316 employees, 293 were located in the US, and 23 were located in Ireland. We consider our employee relations to be good.

Financial Information About Geographic Areas

Information on our total revenues attributed to geographic areas and customers who represented at least 10% of our total revenues is included in “Item 8, Note 4. Segment Information,” to our consolidated financial statements in this Annual Report on Form 10-K.

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

Available Information

Our Internet address is www.theravance.com. Our investor relations website is located at http://investor.theravance.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 Reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission (“SEC”). Our current Code of Business Conduct, Corporate Governance Guidelines, Articles of Association, Board of Director Committee Charters, and other materials, including amendments thereto, may also be found on our investor relations website under “Corporate

Governance.” The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Theravance Biopharma and the Theravance Biopharma logo are registered trademarks of the Theravance Biopharma group of companies. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the years ended December 31, 2019, 2018, and 2017, we recognized net losses of $236.5 million, $215.5 million and $285.4 million, respectively, which are reflected in the shareholders’ (deficit) equity on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $1.2 billion as of December 31, 2019. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example: we initiated a Phase 2b/3 induction and maintenance study of TD-1473 in ulcerative colitis; we initiated a Phase 2 induction study of TD-1473 in Crohn’s disease; and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial. We will incur costs and expenses associated with our co-promotion agreement with Mylan for commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

While we are generating revenues from (i) sales of YUPELRI, (ii) our economic interest in royalties from net sales of TRELEGY ELLIPTA paid to TRC (63.75% of which amounts are used to make payments on the Non-Recourse 2033 Notes), (iii) payments under collaboration agreements, and (iv) minor royalties from the net sales of VIBATIV, we do not expect to generate significant revenues or become profitable in the immediate future. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive for the foreseeable future.

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

•	lack of effectiveness of product candidates during clinical studies;
•	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidates or their formulation into medicines;
•	inability to raise additional capital in sufficient amounts to continue our development programs, which are very expensive;
•	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates;
•	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
•	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;
•	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;
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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe or efficacious, could have a material adverse effect on our business and cause the price of our securities to fall.

In July 2019, the FDA issued a Boxed Warning for a systemically active pan-JAK inhibitor, calling out an increased risk of pulmonary embolism and death following the results of a safety study in patients with rheumatoid arthritis. We are focused on developing pan-JAK inhibitors that are designed to remain organ-selective so that they do not become systemically active in order to minimize the risk of side effects. It is unknown at this time what, if any, additional requirements the FDA may put in place with respect to the development of JAK inhibitors generally or what other future FDA actions may have on the prospects for JAK inhibitors. Delays or adverse developments or results or perceived adverse developments or results relating to JAK inhibitors could harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

•	the FDA and/or other regulatory authorities determining that additional non-clinical or clinical studies are required with respect to our JAK inhibitor programs;
•	safety, efficacy or other concerns relating to our JAK inhibitor programs or JAK inhibitors under development or commercialized by other companies;
•	the FDA determining that class-based warnings are required for JAK inhibitors generally; or
•	any change in FDA policy or guidance regarding JAK inhibitors.

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

If additional capital is not available, we may have to curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of TD-1473 in our JAK inhibitor program. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements.

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

If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”) nor the terms of the Issuer’s 9.0% non-recourse notes due in or before 2033 (“Non-Recourse 2033 Notes”) restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. As referenced in “Item 8, Note 15. Subsequent Events” below, two Company subsidiaries entered into Note Purchase Agreements (defined below) relating to Non-Recourse 2035 Notes (defined below) that, if issued following satisfaction of customary conditions, would have the net effect of increasing our outstanding debt by $150 million. 75% of the income from our investment in TRC is currently available only for payment of the Non-Recourse 2033 Notes and is not available to pay our other obligations or the claims of our other creditors and, if the Non-Recourse 2035 Notes are issued and the Non-Recourse 2033 Notes redeemed, will only be available for payment of the Non-Recourse 2035 Notes. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings (including through the sales agreement we entered into in December 2019), such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, as further discussed in “Item 8, Note 15. Subsequent Events”, in February 2020, we closed a public offering of 5,500,000 ordinary shares. Since our Spin-Off in June 2014, we have raised an aggregate of $982.4 million in a combination of (i) the sale of approximately 23.0 million ordinary shares, and (ii) $630.0 million aggregate principal amount of notes. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have an exclusive development and commercialization agreement with Alfasigma for velusetrag, our internally discovered 5-HT4 agonist for the treatment of gastromotility disorders, under which we have transferred to Alfasigma global rights for velusetrag. In January 2015, we entered into a collaboration agreement with Mylan for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Mylan will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist in development for gastrointestinal motility disorders. Under the terms of the agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In February 2018, we announced a global co-development and commercialization agreement with Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease. In December 2019, we entered into a License Agreement with Pfizer Inc. (“Pfizer”). Under the license agreement, we provide Pfizer with an exclusive global license to develop, manufacture and commercialize compounds from our preclinical program for skin-targeted, locally-acting pan-Janus kinase (JAK) inhibitors that can be rapidly metabolized. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

Our partners have in the past and may in the future not fulfill all of their obligations under these agreements, and, in certain circumstances, they or we may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

We do not control TRC and, in particular, have no control over the GSK-Partnered Respiratory Programs or access to non-public information regarding the development of the GSK-Partnered Respiratory Programs.

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest covers various drug programs including in particular all TRELEGY ELLIPTA (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA® inhaler, previously referred to as the Closed Triple) products. Our economic interest does not include any payments by GSK associated with RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners.

If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including TRELEGY ELLIPTA, our business will be harmed, and the price of our securities could fall.

We have no access to non-public information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including TRELEGY ELLIPTA, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our ownership interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate required quality, safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

•	disappointing or lower than expected sales of TRELEGY ELLIPTA;
•	any regulatory difficulty in seeking approval of an asthma indication for TRELEGY ELLIPTA, which GSK is undertaking following its successful Phase 3 clinical program in asthma patients;
•	disputes between GSK and Innoviva or between us and Innoviva, such as our recent dispute with Innoviva concerning the withholding of royalty payments due to us under the TRC LLC Agreement;
•	the emergence of new closed triple or other alternative therapies or any developments regarding competitive therapies, including comparative price or efficacy of competitive therapies;
•	GSK deciding to delay or halt any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest;
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

Based on our review of publicly available filings, as of December 31, 2019, GSK beneficially owned 16.9% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

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

We only receive revenues from TRELEGY ELLIPTA based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product, the future payments, if any, made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC, TRC’s expenses, and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement. Following our recent arbitration with Innoviva concerning its withholding of certain royalty distributions to the TRC members, the arbitrator ruled that in the future if Innoviva desires to invest TRC funds in any initiatives that require the consent of GSK under the collaboration agreement, Innoviva must first obtain the consent of GSK. The timeframe for seeking GSK’s consent for these initiatives and the associated dates by which GSK’s consent must be received means that royalty distributions could be delayed for several quarters (if GSK ultimately does not consent) or perhaps not made at all until the completion of the initiatives (to the extent that GSK does consent and agrees with TRC that TRC funding will be used for such initiatives). This involves a number of risks and uncertainties, including:

•	any future withholding by Innoviva or TRC of royalty distributions;
•	GSK’s ability to have an adequate supply of their respective product;
•	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
•	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;

•	competition, whether from current competitors or new products developed by others in the future;
•	claims relating to intellectual property;
•	any future disruptions in GSK’s business which would affect its ability to commercialize the product;
•	the ability of TRELEGY ELLIPTA to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
•

the amount of cash associated with any additional future TRELEGY ELLIPTA commercialization initiatives that Innoviva proposes to GSK for TRC to pursue, the time it may take to present those initiatives to GSK for approval and the time it takes for GSK to consent or not consent;

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

In the future, Innoviva may cause TRC to withhold funds from distribution to its members, including our affiliates, for additional TRELEGY ELLIPTA development or commercialization initiatives that may be proposed, which would need to be approved by GSK in order to be implemented, or for other purposes. To the extent any TRELEGY ELLIPTA development or commercialization initiatives are timely approved by GSK and implemented, such initiatives may require funding beyond the amount withheld by TRC, and TRC may withhold additional amounts in subsequent quarters with respect to these initiatives. Accordingly, we cannot predict the amount of the funds that our affiliates would otherwise expect to receive from TRC that TRC may withhold in the future, or the timing of any such withholding.

We may object to the withholding of funds for additional proposed TRELEGY ELLIPTA initiatives or other purposes on the basis that such withholding is in violation of the terms of the TRC LLC Agreement or otherwise, and such objection could result in additional legal proceedings between us, TRC and Innoviva. Any such legal proceedings could divert the attention of management and cause us to incur significant costs, regardless of the outcome, which we cannot predict. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future and thus have a material adverse effect on our business, financial condition, and results of operations.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. If our clinical studies for our current product candidates, such as the clinical studies for our JAK inhibitor programs or ampreloxetine in patients with nOH, are substantially delayed or suggest that any of our product candidates may not be efficacious or well tolerated, we could choose to cease development of these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

We have collaborations with a number of third parties including Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease and Mylan for the development and commercialization of a nebulized formulation of revefenacin, our LAMA compound (including YUPELRI). Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator, such as our NEP inhibitor program and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

We depend on third parties in the conduct of our non-clinical and clinical studies for our product candidates.

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

The FDA, and equivalent authorities in third countries, enforces GXPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GXPs (or other equivalent regulations outside the US), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or equivalent authorities in other countries, or we, the FDA, or equivalent authorities in other countries may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and cause the price of our securities to fall.

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

As of December 31, 2019, we had $521.0 million in total long-term liabilities outstanding, comprised primarily of $235.3 million in net principal that remains outstanding under the Issuer’s Non-Recourse 2033 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2033 Notes, the “Notes”).

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

Through October 15, 2020, the terms of the Non-Recourse 2033 Notes provide that to the extent there are insufficient funds to satisfy the Issuer’s scheduled quarterly interest obligations, the shortfall shall be added to the principal amount of the Non-Recourse 2033 Notes without a default or event of default occurring. The terms of the Non-Recourse 2033 Notes also provide that, at Theravance Biopharma’s option, the quarterly interest payment obligations can be satisfied by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the notes. For the April 15, 2019 and July 15, 2019 interest payment dates, Theravance Biopharma R&D, Inc. (parent entity of Issuer) made a capital contribution to satisfy the interest payment obligations for these two scheduled payments while we arbitrated the dispute with Innoviva.

Satisfying the obligations of these Notes could adversely affect the amount or timing of any distributions to our shareholders. Two Company subsidiaries have entered into Note Purchase Agreements relating to the private placement of $400,000,000 aggregate principal amount of Non-Recourse 2035 Notes.  The proceeds from the issuance would be used to repay in full the remaining outstanding balance of Non-Recourse 2033 Notes and/or for other general purposes. Issuance of the Non-Recourse 2035 Notes is subject to the satisfaction of certain customary conditions. See “Item 8, Note 15. Subsequent Events” below for more information. In addition, we may further choose to satisfy, repurchase, or refinance any Non-Recourse 2035 Notes, to the extent allowable, through public or private equity or debt financings if we deem such financings are available on favorable terms. If any or all of the Convertible Senior 2023 Notes are not converted into our ordinary shares before the maturity date, we will have to pay the holders the full aggregate principal amount of the Convertible Senior 2023 Notes then outstanding. If the Non-Recourse 2033 Notes are not refinanced or paid in full, or if the Non-Recourse 2035 Notes are issued and not refinanced or paid in full, the holders of the Non-Recourse 2033 Notes or Non-Recourse 2035 Notes, as applicable, will have the right to foreclose on the Issuer Class C Units that represent a 63.75% economic interest in future royalties due on net sales of TRELEGY ELLIPTA and related assets, or Issuer II Class C Units (defined below), as applicable. If the Issuer Class C Units are foreclosed upon, we will lose any right to receive 75% of the future royalty payments made by GSK in connection with the net sales of TRELEGY ELLIPTA and related assets. Any of the above payments could have a material adverse effect on our cash position. Our failure to satisfy these obligations may result in a default under the applicable indenture governing these Notes, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

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

Worldwide economic conditions remain uncertain due to the decision by the United Kingdom (“UK”) to initiate the formal procedure of withdrawal from the EU (often referred to as “Brexit”), current economic challenges in Asia, the coronavirus in China, and other disruptions to global and regional economies and markets.

Brexit has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal could bear significant complexity and risks. In addition, the exact terms of the UK’s withdrawal and the laws and regulations that will apply after the UK withdraws from the EU would affect manufacturing sites that hold an EU manufacturing authorization issued by the UK competent authorities.

In light of the fact that a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the EU regulatory regime governing development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, there is a risk that the scope of a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU member states will not encompass the UK. In these circumstances, a separate authorization granted by the UK competent authorities will be required to place medicinal products on the UK market. In addition, our ability to rely on UK manufacturing sites to supply medicinal products intended for the EU market will depend on the terms of the UK’s withdrawal from the EU and, potentially, on the ability to obtain relevant exemptions under EU law to supply the EU market with medicinal products manufactured at UK-certified sites. There is also a risk that if batch release and quality control testing sites for our products are located only in the UK, manufacturers will be required to use sites in other EU member states to manufacture products for supply to the EU market. All of these changes, if they occur, could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and to the US dollar have already been, and may be continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.

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

External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or epidemics and other similar outbreaks in many parts of the world, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. For example, concerns about the Coronavirus are having an adverse effect upon the Chinese and the global economy and could adversely affect our business operations or the operations of our suppliers. Concerns about the Coronavirus may, for example, negatively affect the reliability and cost of transportation, negatively affect the desire and ability of our employees to travel, delay the enrollment of patients in our clinical trials by clinical trial sites located in impacted jurisdictions, disrupt the production capabilities of our suppliers (and, in particular, suppliers of drug product we need for the conduct of our clinical trials) adversely affect our ability to obtain adequate insurance at reasonable rates, and require us to take extra security precautions for our operations. These geopolitical, social and economic conditions could harm our business.

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

If YUPELRI does not continue to be accepted by physicians, patients, third-party payors, or the medical community in general, we may not receive significant additional revenues from sales of this product.

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI may not be sufficiently accepted by these parties. YUPELRI competes with predominantly with short-acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. If YUPELRI’s acceptance does not continue to grow, our business and financial results could be materially harmed.

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

We currently maintain a sales force in the US and plan to continue to augment our sales and marketing personnel to support our co-promotion obligations for YUPELRI under our agreement with Mylan. The risks of fulfilling our US co-promotion obligations to Mylan include:

•

costs and expenses associated with maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third-party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue for several years;

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the US, the UK and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland has implemented certain tax law changes and is expected to implement additional tax law changes to comply with the European Union Anti-Tax Avoidance Directives. These changes include the first ever Irish controlled foreign company (“CFC”) rules which came into effect on January 1, 2019. Due to provisions in Finance Bill 2019,

Ireland will also implement certain transfer pricing rule changes, with effect from 2020. We are continuing to evaluate and monitor the applicability of the CFC rules published in Finance Act 2018, but our current assessment, based on the rules and guidance published to date, is that the rules are unlikely to have a material impact on our operations. Proposed statutory language has been provided for transfer pricing rule changes, and we believe that the transfer pricing rules are unlikely to have a material impact on our operations. New UK tax legislation was introduced by the Finance Act 2019 (“FA 2019”) that imposes a tax related to offshore receipts in respect of intangible property held in low tax jurisdictions (“ORIP”) and became effective in April 2019. FA 2019 also included a power for amendments to the ORIP legislation to be made by regulation by December 31, 2019. On October 15, 2019, the UK published further guidance intended to facilitate the administration of the ORIP regime. However, a number of issues and areas of uncertainty remain. We have reviewed the original legislation in conjunction with the guidance and believe that the ORIP regime may apply to certain cash receipts. Based on this analysis, we believe that the ORIP charge on UK-derived cash receipts through 2019 is not material, and we will continue to refine our ORIP conclusions as guidance evolves.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2019, and we do not expect to be a PFIC for the foreseeable future.

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

Based upon our assets and income during the course of 2014, we believe that our company and one of our company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2019, we do not believe that our company is a PFIC during these four years. We do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

Certain of our directors and officers hold shares of Innoviva’s common stock or rights to acquire such shares, and these holdings may be significant for some of these individuals compared to their total assets. This ownership of Innoviva common stock by certain of our directors and officers may create, or may create the appearance of, conflicts of interest when these directors and officers are faced with decisions that could have different implications for Innoviva and for us. For example, potential or actual conflicts could arise relating to: our relationship with Innoviva, including Innoviva’s and our respective rights and obligations under agreements entered into in connection with the Spin-Off; Innoviva’s management of TRC, particularly given that we and Innoviva have different economic interests in TRC; and corporate opportunities that may be available to both companies in the future. Although we and Innoviva have implemented policies and procedures to identify and properly address such potential and actual conflicts of interest, there can be no assurance that, when such conflicts are resolved in accordance with applicable laws, such conflicts of interest will not harm our business, prospects and financial condition and result in the diversion of corporate opportunities to Innoviva.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2019, we owned 445 issued US patents and 1,590 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (“GDPR”) which became applicable on May 25, 2018, replacing the EU Data Protection Directive, imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting.

Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals, the transfer of personal data out of the European Economic Area (“EEA”) or Switzerland,

security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with the applicable data protection laws. In particular, as we rely on services providers processing personal data of subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

Legal mechanisms to allow for the transfer of personal data from the EEA to the US have been challenged in the European Court of Justice, which generally increases uncertainty around compliance with EU privacy law requirements as these relate to transfer of data from the EU to the US. In 2016, the European Commission and the US Department of Commerce (“DOC”) put in place the EU-US “Privacy Shield,” which has been relied on by some US companies since that time to transfer data to the US, and, in its third annual review of the Privacy Shield in October 2019, the European Commission concluded that the U.S. continues to ensure an adequate level of protection for personal data transferred under the Privacy Shield. In addition, the DOC increased its monitoring and surveillance activities and introduced new oversight procedures and will increase pressure on companies to comply with Privacy Shield. However, in October 2016, an action for annulment was brought by three French digital rights advocacy groups, which is still pending before the General Court of the European Court of Justice. The US was admitted as an intervener in the action in 2018. If the European Court of Justice invalidates the Privacy Shield, it will no longer be possible to rely on the Privacy Shield certification to support transfer of personal data from the EU to entities in the US. Adherence to the Privacy Shield is not, however, mandatory. US-based companies are permitted to rely either on their adherence to the Privacy Shield or on the other authorized means and procedures to transfer personal data provided by the GDPR.

In addition, the privacy and data security landscape in the EU continues to remain in flux. The agreement that will hopefully be concluded between the EU and the UK following the UK’s withdrawal from the EU on January 31, 2020 may require organizations to revisit the way they transfer personal data from and to the UK. The GDPR has introduced additional data protection obligations that can have specific impact on the conduct of clinical trials in the EEA. This includes obligations concerning the rights of patients in relation to their personal data collected during the clinical trials and the need to conclude arrangements with clinical trials sites concerning data processing activities. Any perceived failure to ensure protection of patients’ rights during clinical trials or to ensure that sites fulfil obligations imposed by GDPR concerning their related processing activities could undermine the validity of the results of these clinical trials.

If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions and significant penalties against us. Moreover, our business could be adversely impacted if our ability to transfer personal data outside of the EEA or Switzerland to the US is restricted, which could adversely impact our operating results.

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

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or new presidential administrations, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major legislative initiatives. For instance, in the fourth quarter of 2018, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare and Medicaid programs, released an advance notice of proposed rule-making to solicit feedback on a potential change in the way Medicare Part B pays for certain physician-administered drugs. Under Part B’s current reimbursement policy, for most drugs, Medicare pays providers the average sales price of the drug plus 6% (reduced to 4.3% as a result of sequestration). CMS is considering a methodology that would more closely align payment for these drugs with prices in certain countries (such as Canada, the UK, Japan, and Germany), allow private-sector vendors to negotiate prices, and pay providers a flat add-on payment not tied to the price of the drug. We expect we, our collaboration partners or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the US, primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers, and has significantly impacted the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

In particular, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has increased and will continue to increase the costs and the complexity of compliance, has been and will be time-consuming to implement, and could have a material adverse effect on results of operations for us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, particularly if CMS challenges the approach we take in our implementation of the final regulation.

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

Certain provisions of the Healthcare Reform Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. In December 2018, a United States District Court Judge for the Northern District of Texas ruled (i) that the “individual mandate” was unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, and as a result the entire Healthcare Reform Act is invalid. On December 18, 2019, the US Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the Healthcare Reform Act or its implementing regulations, or portions thereof, will affect the Healthcare Reform Act or our business. Additional legislative changes to and regulatory changes under the Healthcare Reform Act remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the Healthcare Reform Act, its implementation, efforts to repeal or replace, or invalidate the Healthcare Reform Act, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.

In addition, there have been proposals to modify the Medicare Part D benefit, including by imposing federally-mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted including any that result in additional rebates, this could have a negative impact on revenues for our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, which could impact our revenues.

On August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for product or additional pricing pressures for our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, which could impact our revenues.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. Manufacturers also are required to report their 340B ceiling prices to HRSA on a quarterly basis. A final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019.

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

We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. If we are found to have charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties. Our failure to submit the required price data on a timely basis could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for our covered outpatient drugs.

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

Healthcare providers, physicians, distributors and third-party payors play a primary role in the distribution, recommendation and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs. In October 2019, the federal government published a proposed regulation that would create new safe harbors for (among other things) certain value-based arrangements and patient engagement tools, and modify and clarify the scope of existing safe harbors for warranties and personal service agreements; even if it is finalized, the impact of the proposed regulation on our operations is not yet clear.

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

•

any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Innoviva, such as our recently completed arbitration proceeding, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or disagreements resulting from or relating to the TRC LLC Agreement or to the Spin-Off;

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
•

the sale of large concentrations of our shares, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our largest shareholder, Woodford Investment Management Limited, divested its holdings;

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

Based on our review of publicly available filings, as of December 31, 2019, our three largest shareholders collectively owned 48.2% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2020 Revision) of the Cayman Islands and by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are different from those under statutes or judicial precedent in existence in jurisdictions in the US. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the US, due to the different nature of Cayman Islands law in this area.

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

The trading market for our ordinary shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our ordinary shares could be negatively affected. If one or more of the analysts who cover us downgrade our ordinary shares or publish inaccurate or unfavorable research about our business or if our results fail to meet the expectations of these analysts, the price of our ordinary shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our ordinary shares could decrease, which might cause our share price and trading volume to decline.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares have traded on The NASDAQ Global Market under the symbol “TBPH” since June 3, 2014. As of February 19, 2020, there were 67 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our ordinary shares and do not intend to declare or pay cash dividends on our ordinary shares in the foreseeable future.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	reflected in column (a))
Options	2,677,535	$25.48	3,469,185
Restricted shares	4,939,774	n/a	n/a
Employee share purchase plan	n/a	n/a	2,036,122
Equity compensation plans approved by security holders	7,617,309	$25.48	5,505,307
Options	272,937	$17.58	200,261
Equity compensation plans not approved by security holders	272,937	$17.58	200,261
Total	7,890,246	$24.74	5,705,568

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

The 2013 EIP provides for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights (“SARs”) and other equity-based awards, to our employees, officers, directors and consultants. As of January 1 of each year, commencing on January 1, 2015 and ending on (and including) January 1, 2023, the aggregate number of ordinary shares that may be issued under the 2013 EIP shall automatically increase by a number equal to the least of 5% of the total number of ordinary shares outstanding on December 31 of the prior year, 3,428,571 ordinary shares, or a number of ordinary shares determined by our board of directors. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of our 2013 EIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier.

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

Additional information regarding share-based compensation is included in “Item 8, Note 1. Organization and Summary of Significant Accounting Policies,” and “Item 8, Note 11. Share-Based Compensation,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Share Performance Graph

The graph set forth below compares the cumulative total shareholder return on our ordinary shares for the period commencing on June 3, 2014, the date on which our ordinary shares began trading on The NASDAQ Global Market, through December 31, 2019, with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the NYSE Arca Pharmaceutical Index (previously labeled as the NASDAQ Pharmaceutical Index) and (iii) the NASDAQ Biotechnology Index over the same period. This graph assumes the investment of $100 on June 3, 2014 in each of (1) our ordinary shares, (2) the NASDAQ Composite Index, (3) the NYSE Arca Pharmaceutical Index and (4) the NASDAQ Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our ordinary shares.

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

COMPARISON OF CUMULATIVE TOTAL RETURN *

Among Theravance Biopharma, Inc., the NASDAQ Composite Index, the NYSE Arca Pharmaceutical Index and the NASDAQ Biotechnology Index

$250
$200
$150
$100
$50
$0
6/3/14
6/30/2014
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
Theravance Biopharma, Inc.
NASDAQ Composite Index
NYSE Arca Pharmaceutical Index
NASDAQ Biotechnology Index

* Shows the cumulative return on investment assuming an investment of $100 in our ordinary shares or the indices on June 3, 2014, including the reinvestment of dividends.

$100 Investment in TBPH Shares or Index	TBPH	NASDAQ Composite Index	NYSE Arca Pharmaceutical Index	NASDAQ Biotechnology Index
June 3, 2014	$100.00	$100.00	$100.00	$100.00
December 31, 2014	63.46	112.66	105.29	126.47
December 31, 2015	69.72	120.66	109.68	141.35
December 31, 2016	135.60	131.49	100.53	111.17
December 31, 2017	118.63	170.57	117.20	135.22
December 31, 2018	108.85	165.78	125.98	123.24
December 31, 2019	110.12	226.68	149.14	154.18

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated summary financial data below should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data”, in this Annual Report on Form 10-K.

The following table sets forth certain summary historical financial information as of and for each of the years in the five-year period ended December 31, 2019, which have been derived from our (i) audited consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017, which are included in this Annual Report, and (ii) audited consolidated financial statements as of December 31, 2017, 2016 and 2015 and for the years ended December 31, 2016, and 2015, which are not included in this Annual Report. The summary historical financial information may not be indicative of our financial position or results of operations in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Product sales (1)	$—	$15,304	$14,788	$17,603	$9,408
Collaboration revenue	31,250	41,791	598	31,045	32,718
Licensing revenue	28,500	—	—	—	—
Mylan collaboration agreement	13,664	3,275	—	—	—
Total revenue	73,414	60,370	15,386	48,648	42,126
Costs and expenses:
Cost of goods sold (2)	—	715	6,030	2,894	4,657
Research and development	219,248	201,348	173,887	141,712	129,165
Selling, general and administrative	106,081	97,058	95,592	84,509	90,203
Total costs and expenses (3)	325,329	299,121	275,509	229,115	224,025
Loss from operations	(251,915)	(238,751)	(260,123)	(180,467)	(181,899)
Income from investment in TRC, LLC (4)	33,705	11,182	170	—	—
Interest expense	(31,862)	(10,482)	(8,547)	(1,404)	—
Other-than-temporary impairment loss	—	—	(8,000)	—	—
Interest and other income, net	8,395	11,966	4,789	1,312	631
Loss before income taxes	(241,677)	(226,085)	(271,711)	(180,559)	(181,268)
Provision for income tax benefit (expense)	5,222	10,561	(13,694)	(10,110)	(951)
Net loss	$(236,455)	$(215,524)	$(285,405)	$(190,669)	$(182,219)
Basic and diluted net loss per share	$(4.25)	$(3.99)	$(5.45)	$(4.26)	$(5.34)
Shares used to compute basic and diluted net loss per share	55,610	53,969	52,352	44,711	34,150

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA
Cash, cash equivalents and marketable securities	$285,816	$517,145	$390,153	$592,661	$215,294
Working capital	226,785	434,269	316,197	479,235	188,002
Total assets	408,826	560,235	441,400	639,254	300,116
Convertible senior notes due 2023, net	225,890	224,818	223,746	222,676	—
Non-recourse notes due 2033, net	229,151	229,535	—	—	—
Accumulated deficit	(1,248,600)	(1,012,145)	(797,740)	(512,225)	(321,556)
Total shareholders’ (deficit) equity	(223,840)	(51,589)	115,178	350,231	243,065
(1)	In November 2018, we completed the sale of our assets related to the manufacture, marketing and sale of the VIBATIV product to Cumberland Pharmaceuticals Inc. pursuant to an Asset Purchase Agreement.

(2)

For the year ended December 31, 2018, cost of goods sold included a reversal of a $2.25 million charge related to excess inventory purchase commitments originally recognized in 2017. For the years ended December 31, 2017, 2016, and 2015 cost of goods sold included charges of $3.0 million, $0.3 million, and $1.9 million, respectively, arising from excess inventory.

(3)	The following table discloses the allocation of share-based compensation expense included in total operating expenses:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Research and development	$28,953	$25,563	$22,691	$20,202	$25,770
Selling, general and administrative	31,497	25,750	26,454	20,967	28,280
Total share-based compensation	$60,450	$51,313	$49,145	$41,169	$54,050

(4)	75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2033 Notes and is not available to pay our other obligations or any claims of our other creditors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our business and results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. The information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, our operating expenses, and future payments under our collaboration agreements, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled “Risk Factors” in Item 1A of Part I above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See the section entitled “Special Note regarding Forward-Looking Statements” above for more information.

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

Product Sales

In our accompanying consolidated statements of operations, the comparative prior period product sales revenue recognized in 2017 remains reported under Accounting Standards Codification, Topic 605, Revenue Recognition (“ASC 605”), and our product sales revenue recognized in 2018 would not have been materially different under ASC 605 as compared to ASC 606.

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

We recorded sales on a net sales basis which included estimates of variable consideration. The variable consideration resulted from sales discounts, government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions for sales made by us prior to the November 12, 2018 sale to Cumberland. We reflected such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions were based on management’s estimates that considered payor mix in target markets, industry benchmarks and historical experience. In general, these estimates took into consideration a range of possible outcomes which were probability-weighted in accordance with the expected value method in ASC 606. We monitored inventory levels in the distribution channel, as well as sales by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances were based on amounts owed or to be claimed on related sales. These estimates took into consideration the terms of our agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. We updated our estimates and assumptions each quarter and if actual future results varied from our estimates, we adjusted these estimates, which could have had an effect on product sales and earnings in the period of adjustment.

The following table summarizes activity in each of the product revenue allowance and reserve categories:

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$946	$2,290
Provision related to current period sales	6,402	704	521	7,627
Adjustment related to prior period sales	(81)	168	(449)	(362)
Credit or payments made during the period	(6,938)	(932)	(157)	(8,027)
Balance at December 31, 2018	$375	$292	$861	$1,528
Provision related to current period sales	—	—	—	—
Adjustment related to prior period sales	116	121	(38)	199
Credit or payments made during the period	(264)	(202)	—	(466)
Balance at December 31, 2019	$227	$211	$823	$1,261

Collaborative Arrangements under ASC 606

We enter into collaborative arrangements with partners that fall under the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, we may analogize to ASC 606 for some aspects of the arrangements. We analogize to ASC 606 for certain activities within the collaborative arrangement for the delivery of a good or service (i.e., a unit of account) that is part of our ongoing major or central operations. Revenue recognized by analogizing to ASC 606 is recorded as “collaboration revenue” or “licensing revenue” whereas, revenue recognized in accordance with ASC 808, is recorded on a separate collaboration revenue line on the consolidated statements of operations.

The terms of our collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of research and development expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against research and development expense. Where a portion of non-refundable up-front fees or other payments received is allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as, forecasted revenues or costs, development timelines, discount rates and probabilities of technical and regulatory success. We evaluate each performance obligation to determine if they can be satisfied at a point in time or over time, and we measure the services delivered to our collaborative partner which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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

Reimbursement, cost-sharing and profit-sharing payments: Under certain collaborative arrangements, we have been reimbursed for a portion of our research and development expenses or participate in the cost-sharing of such research and development expenses. Such reimbursements and cost-sharing arrangements have been reflected as a reduction of research and development expense in our consolidated statements of operations, as we do not consider performing research and development services for reimbursement to be a part of our ongoing major or central operations.

Research and Development Expenses

Research and development (“R&D”) expenses are recorded in the period that services are rendered or goods are received. R&D expenses consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain R&D activities on behalf of us, net of certain external R&D expenses reimbursed under our collaborative arrangements.

As part of the process of preparing financial statements, we are required to estimate and accrue certain R&D expenses. This process involves the following:

•

identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to contract manufacturing organizations (“CMOs”) in connection with the production of product and clinical study materials; and
•	professional service fees for consulting and related services.

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

To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. Such changes in estimates recorded after a reporting period have been less than 1% of our annual R&D expenses and have not been material. However, due to the nature of estimates, there is no assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other research activities. Such changes in estimates will be recognized as research and development expenses in the period that the change in estimate occurs.

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

We analyzed our ownership, contractual and other interests in TRC to determine if TRC is a variable-interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized in our consolidated financial statements under the equity method of accounting. Income related to our equity ownership of TRC is reflected in our consolidated statements of operations as non-operating income.

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

Our total unrecognized tax benefits of $58.8 million and $52.4 million, as of December 31, 2019 and December 31, 2018, respectively, may reduce the effective tax rate in the period of recognition. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future.

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

Any tax levied or credited by a governmental taxing authority that is not based on our income is outside the scope of accounting for income taxes. Therefore, we record such items as a component in our loss before income taxes.

Results of Operations

The following tables set forth our results of operations for the periods presented. Management’s commentary for the 2019 results compared to 2018 results are presented in the paragraphs below, and management’s commentary for the 2018 results compared to the 2017 results are included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.

Revenue

Revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019			2018
(In thousands)	2019	2018	2017	$	%		$	%
Product sales	$—	$15,304	$14,788	$(15,304)	NM	%	$516	3%
Collaboration revenue	31,250	41,791	598	(10,541)	(25)		41,193	NM
Licensing revenue	28,500	—	—	28,500	NM		—	NM
Mylan collaboration agreement	13,664	3,275	—	10,389	317		3,275	NM
Total revenue	$73,414	$60,370	$15,386	$13,044	22%		$44,984	292%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland in November 2018, no product sales were recognized in 2019.

Collaboration revenue was $31.3 million in 2019, which represented a $10.5 million decrease from 2018. The $10.5 million decrease was primarily due to Alfasigma’s exercise of its option to develop and commercialize velusetrag in April 2018. In 2019, collaboration revenue from the Janssen collaboration agreement for TD-1473 and related back-up compounds, entered into in February 2018, was $31.1 million and unchanged from 2018.

Licensing revenue was $28.5 million in 2019 and was comprised of an $18.5 million upfront payment (before a required tax withholding) from Mylan associated with the June 2019 amendment for the commercialization and development rights to nebulized revefenacin in China and adjacent territories and a $10.0 million upfront payment from the Pfizer collaboration agreement for our preclinical skin-selective, locally-acting pan-JAK inhibitor program that was entered into in December 2019.

We are entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI. Any reimbursement from Mylan attributed to the 65% cost-sharing of our R&D expenses is characterized as a reduction of R&D expense, as we do not consider performing research and development services for reimbursement to be a part of our ongoing major or central operations. In accordance with the applicable accounting guidance, amounts receivable from Mylan in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Mylan collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Mylan in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses.

In 2019, we recognized $13.7 million in revenue from the Mylan collaboration agreement which represented the receivables due from Mylan since YUPELRI’s formal product launch in early 2019. Revenue from the Mylan collaboration agreement was $3.3 million in 2018 and represented the receivables due from Mylan during the initial channel buildout for YUPELRI in late 2018.

Cost of Goods Sold

Cost of goods sold, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019			2018
(In thousands)	2019	2018	2017	$	%		$	%
Cost of goods sold	$—	$715	$6,030	$(715)	NM	%	$(5,315)	(88)%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland in November 2018, no cost of goods sold was recognized in 2019.

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

The workforce reduction was substantially completed in the first quarter of 2019. We recorded and paid severance related charges totaling $3.5 million in 2019, including compensation expense made to affected employees through any minimum statutory notice periods. The severance related charges are presented on the consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

Research & Development

Our R&D expenses consist primarily of employee-related costs, external costs, and various allocable expenses. We budget total R&D expenses on an internal department level basis, and we manage and report our R&D activities across the following four cost categories:

1)Employee-related costs, which include salaries, wages and benefits;

2)Share-based compensation, which includes expenses associated with our equity plans;

3)External-related costs, which include clinical trial related expenses, other contract research fees, consulting fees, and contract manufacturing fees; and

4)Facilities and other, which include laboratory and office supplies, depreciation and other allocated expenses, which include general and administrative support functions, insurance and general supplies.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior years:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Employee-related	$64,531	$62,896	$57,723	$1,635	3%	$5,173	9%
Share-based compensation	28,953	25,563	22,691	3,390	13	2,872	13
External-related	92,921	77,305	62,656	15,616	20	14,649	23
Facilities, depreciation and other allocated expenses	32,843	35,584	30,817	(2,741)	(8)	4,767	15
Total research & development	$219,248	$201,348	$173,887	$17,900	9%	$27,461	16%

R&D expenses increased by $17.9 million in 2019 compared to 2018. The increase was primarily due to a $15.6 million increase in external-related expenses, a $3.4 million increase in share-based compensation expenses, a $1.6 million increase in employee-related expenses, and a $2.7 million decrease in facilities, depreciation and other allocated expenses.

The $15.6 million increase in external-related expenses was primarily due to our ongoing late-stage clinical programs in TD-1473, ampreloxetine, as well as continued investment in our early-stage programs and partially offset by the termination of the Phase 3 Bacteremia study of VIBATIV in 2018. The $3.4 million increase in share-based compensation expense was primarily due to the achievement of long-term share-based incentive bonuses. The $1.6 million increase in employee-related expenses was primarily related to the achievement of long-term incentive cash bonuses and partially offset by lower salaries and other costs resulting from our workforce reduction in the first quarter of 2019. The $2.7 million decrease in facilities, depreciation, and other allocated expenses was primarily due to lower lab supply and lower allocated costs resulting from the workforce reduction.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $5.6 million, $9.1 million and $23.5 million for 2019, 2018 and 2017, respectively. The decrease in expense reimbursements in 2019 compared to 2018 was primarily attributed to the completion of the Phase 3 pivotal program and submission and approval of the NDA for YUPELRI.

Due primarily to the progression of our late stage clinical programs and advancement of our research programs into the clinic, we anticipate our future R&D expenses will increase over current levels.

Selling, General & Administrative

Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Selling, general and administrative	$106,081	$97,058	$95,592	$9,023	9%	$1,466	2%

Selling, general and administrative expenses increased by $9.0 million in 2019 compared to 2018. The increase was primarily due to a $5.7 million increase in share-based compensation expense, a $2.2 million increase in facilities, depreciation and other allocated expenses, a $1.6 million increase in YUPELRI collaboration loss, and a $0.5 million decrease in employee-related expenses.

The $5.7 million increase in share-based compensation expense was primarily due to the achievement of long-term share-based incentive bonuses. The $2.2 million increase in facilities, depreciation and other allocated expenses was primarily due to higher an absorption of allocated overhead costs following the workforce reduction in the first quarter of 2019 that resulted in the selling, general & administrative headcount to be proportionately higher compared to prior to the workforce reduction. The $1.6 million increase in YUPELRI collaboration loss was due to the formal launch of YUPELRI in early 2019, and the $0.5 million decrease in employee-related expenses was primarily due to the workforce reduction in the first quarter of 2019.

Share-based compensation expense related to selling, general and administrative expenses was $31.5 million, $25.8 million, and $26.5 million in 2019, 2018 and 2017, respectively.

Income from Investment in TRC, LLC (“TRC”)

Income from investment in TRC, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Income from investment in TRC, LLC	$33,705	$11,182	$170	$22,523	201%	$11,012	NM	%

NM: Not Meaningful

The income from investment in TRC, LLC represents our share of the royalty payments from GSK to TRC on the net sales of TRELEGY ELLIPTA (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) which was launched in the fourth quarter of 2017.

Income from investment in TRC was $33.7 million in 2019 compared to $11.2 million in 2018. Our share of TRC expenses in 2019 was $2.7 million, which was primarily comprised of TRC’s legal and related fees associated with the arbitration between Innoviva and TRC and us. There were minimal TRC expenses recognized in 2018 and 2017.

In connection with the issuance of our $237.5 million net principal amount Non-Recourse 2033 Notes in November 2018, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2033 Notes and is not available to pay other creditor obligations or claims.

Interest Expense

Interest expense primarily consists of interest payments due on the Convertible Senior 2023 Notes and the Non-Recourse 2033 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Interest expense	$31,862	$10,482	$8,547	$21,380	204%	$1,935	23%

Interest expense increased to $31.9 million in 2019 compared to $10.5 million in 2018. The $21.4 million increase in 2019 compared to 2018 was due to additional interest expense related to the issuance of the Non-Recourse 2033 Notes in November 2018.

Other-Than-Temporary Impairment Loss

Other-than-temporary impairment loss, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Other-than-temporary impairment loss	$—	$—	$8,000	$—	—%	$(8,000)	NM	%

NM: Not Meaningful

In 2017, we recognized an impairment loss of $8.0 million on our investment in Trek Therapeutics, PBC, a non-marketable equity security, which we determined to be other-than-temporary. We had no such losses recognized in 2019 and 2018.

Interest and Other Income

Interest and other income, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Interest and other income, net	$8,395	$11,966	$4,789	$(3,571)	(30)%	$7,177	150%

Interest and other income decreased $3.6 million in 2019 compared 2018. The $3.6 million decrease was primarily due to a $6.1 million net gain recognized from the sale of our VIBATIV business to Cumberland in November 2018 and was partially offset by an increase in interest income earned from higher investment balances following the issuance of the Non-Recourse 2033 Notes in November 2018. In 2019, we also recognized $0.8 million in royalty income from Cumberland generated from VIBATIV product sales.

Provision for Income Tax Benefit (Expense)

Provision for income tax benefit (expense), as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2019		2018
(In thousands)	2019	2018	2017	$	%	$	%
Provision for income tax benefit (expense)	$5,222	$10,561	$(13,694)	$(5,339)	(51)%	$24,255	(177)%

The 2019 benefit for income taxes of $5.2 million was primarily due to a reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and current year US research and development credits.

The 2018 benefit for income taxes of $10.6 million was primarily due to additional tax loss generated in 2017 by the US entity as a result of the finalization of our transfer pricing policy, current year US research and development credit, and the release of previously recorded contingent tax liabilities due to the lapse of the statute of limitations. The provision for income tax recorded in 2017 was primarily a result of contingent tax liabilities related to uncertain tax positions taken with respect to transfer pricing and tax credits.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration arrangements and, to a lesser extent, revenue from product sales. As of December 31, 2019, we had approximately $285.8 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of December 31, 2019, we had outstanding (i) $230.0 million in aggregate principal Convertible Senior 2023 Notes and (ii) $235.3 million in principal Non-Recourse 2033 Notes which are stated net of a 5.0% retention by us as discussed in “Item 1, Business - Economic Interest in GSK-Partnered Respiratory Programs—Theravance Respiratory Company, LLC” of this Annual Report on Form 10-K.

The Non-Recourse 2033 Notes are secured by all of the Triple Royalty Sub LLC’s (the “Issuer”) rights, title and interest as a holder of the Issuer Class C Units in TRC. The primary source of funds to make payments on the Non-Recourse 2033 Notes will be the 63.75% economic interest of the Issuer (evidenced by the Issuer Class C Units) in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the Trelegy Ellipta program. As a result, the holders of the Non-

Recourse 2033 Notes have no recourse against Theravance Biopharma even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2033 Notes.

Refinancing of Non-Recourse 2033 Notes

On February 21, 2020, Theravance Biopharma R&D, Inc., a Cayman Islands exempted company (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC, a Delaware limited liability company (the “Issuer II”) and wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (each, a “Note Purchase Agreement” and collectively, the “Note Purchase Agreements”), with the note purchaser or note purchasers referenced therein (each, a “Note Purchaser” and collectively, the “Note Purchasers”), relating to the private placement by the Issuer II to the Note Purchasers of $400.0 million aggregate principal amount of the Issuer II’s non-recourse Triple II 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) expected to be issued under an Indenture by and between Issuer II and US Bank National Association, a national banking association, as initial trustee. 95% of the Non-Recourse 2035 Notes are expected to be sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) are expected to be retained by the Company in order to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246) and are expected to be eliminated in the Company’s consolidated financial statements. Issuance of the Non-Recourse 2035 Notes is subject to the satisfaction of certain customary conditions.

The Non-Recourse 2035 Notes are expected to be secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes are expected to be the 63.75% economic interest of the Issuer II (evidenced by the Issuer II Class C Units) in any future payments made by GSK to TRC under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva and GSK, as amended from time to time (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the Trelegy Ellipta program. The proceeds from the issuance are expected to be used to repay in full the remaining outstanding balance of the Non-Recourse 2033 Notes and/or for other general purposes.

See information regarding the results of our arbitration involving TRC in “Item 1, Business – Theravance Respiratory Company, LLC” of this Annual Report on Form 10-K.

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

On February 12, 2020, we sold 5,500,000 ordinary shares at a price to the public of $27.00 per share (the “Shares”). The gross proceeds from the offering were approximately $148.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Shares were issued pursuant to our currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

We may seek to obtain additional financing in the form of public or private equity offerings, debt financing or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us.

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

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2019	2018	2017	2019	2018
Net cash used in operating activities	$(238,197)	$(112,867)	$(201,052)	$(125,330)	$88,185
Net cash (used in) provided by investing activities	(83,051)	176,708	(56,333)	(259,759)	233,041
Net cash provided by financing activities	1,291	225,200	1,656	(223,909)	223,544

Net cash flows used in operating activities

Net cash used in operating activities was $238.2 million in 2019, consisting primarily of a net loss of $236.5 million, a net increase in cash resulting from adjustments for total non-cash and other reconciling items of $43.7 million and a net decrease in cash resulting from changes in operating assets and liabilities of $45.4 million. Overall, net cash used in operating activities increased by $125.3 million compared to 2018 and was primarily due to (i) an increase in our net loss of $20.6 million; and (ii) the receipt of the upfront payment of $100.0 million from Janssen in February 2018, following the execution of the global co-development and commercialization agreement for TD-1473 and related back-up compounds for inflammatory intestinal diseases between the two companies.

Net cash used in operating activities was $112.9 million in 2018, consisting primarily of a net loss of $215.5 million, a net increase in cash resulting from adjustments for total non-cash and other reconciling items of $43.2 million and a net increase in cash resulting from changes in operating assets and liabilities of $59.4 million. Overall, net cash used in operating activities decreased by $88.2 million compared to 2017 and was primarily due to (i) a reduction in our net loss of $69.9 million; and (ii) the receipt of the upfront payment of $100.0 million from Janssen in February 2018, following the execution of the global co-development and commercialization agreement for TD-1473 and related back-up compounds for inflammatory intestinal diseases between the two companies.

Net cash flows (used in) provided by investing activities

Net cash used in investing activities was $83.1 million in 2019 and was primarily attributed to cash outflows resulting from net purchases and maturities of marketable securities of $84.9 million.

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

Net cash flows provided by financing activities

Net cash provided by financing activities was $1.3 million in 2019, consisting of $6.6 million of cash inflows from employee share plan purchase proceeds and share option exercises which was partially offset by $3.2 million of net cash outflows related to the repurchase of shares to satisfy tax withholding obligations and $2.2 million of net cash outflows related to the principal paydown of our Non-Recourse 2033 Notes.

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

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2019. Some of the figures that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the amount of the obligations we will actually pay in future periods may vary from those reflected in the table.

		Years
(In thousands)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
3.25% Convertible senior notes due 2023 - principal	$230,000	$—	$—	$230,000	$—
3.25% Convertible senior notes due 2023 - interest	28,675	7,475	14,950	6,250	—
9.0% Non-recourse notes due 2033 – principal *	235,347	*	*	*	*
Facility operating leases (1)	105,943	6,526	19,225	20,332	59,860
Purchase obligations (2)	329,638	155,374	137,446	24,812	12,006
Total	$929,603	$169,375	$171,621	$281,394	$71,866

*

The Non-Recourse 2033 Notes are secured by the Issuer’s right, title, and interest in TRC. The primary source of funds to make payments on the Non-Recourse 2033 Notes is the 63.75% economic interest of the Issuer in any future payments made by GSK under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva and GSK relating to the Trelegy Ellipta program. In addition, prior to October 15, 2020, in the event that the distributions received by the Issuer from TRC in a quarter is less than the interest accrued for the quarter, the principal amount of the Non-Recourse 2033 Notes will increase by the interest shortfall amount for that period. Since the timing of the principal and interest payments on the Non-Recourse 2033 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter and are unknown to us, only the total net principal payment amount at issuance is included in the above table. See “Item 8, Note 7. Long-Term Debt" of the accompanying consolidated financial statements for further information.

(1)

As security for performance of certain obligations under the operating leases for our principal physical properties, we issued a letter of credit in the amount of $0.8 million, collateralized by an equal amount of restricted cash.

(2)

Substantially all of this amount was subject to open purchase orders, as of December 31, 2019, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2019.

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

We determined that achievement of the requisite performance conditions for the first tranche was completed in June 2018, and the expense associated with this first tranche has been fully recognized. We determined that achievement of the requisite performance conditions for the second tranche were completed in February 2019. For the year ended December 31, 2019, we recognized $1.9 million and $2.4 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards. As of December 31, 2019, the maximum remaining share-based compensation expense and cash bonus expense associated with the second tranche was $0.4 million and $0.5 million, respectively.

In December 2019, we determined that the requisite performance conditions for the third tranche was probable of vesting. For the year ended December 31, 2019, we recognized $9.8 million and $11.8 million of share-based compensation expense and cash bonus expense, respectively, related to the third tranche of these awards. As of December 31, 2019, the maximum remaining share-based compensation expense and cash bonus expense associated with the third tranche was $2.9 million and $3.5 million, respectively.

Separate from the performance-contingent awards described above, we periodically grant performance-contingent RSUs to individual employees. For the year ended December 31, 2019, we recognized $1.0 million of share-based compensation expense related to such awards. As of December 31, 2019, there were 173,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $2.6 million with performance expiration dates ranging from December 2020 to June 2022.

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

Recent Accounting Pronouncements

The information required by this item is included in “Item 8, Note 1. Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements included in this Annual Report on Form 10-K.

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

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. As of December 31, 2019 and 2018, we have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of $0.8 million and $0.5 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

We are also subject to interest rate sensitivity on our outstanding Convertible Senior 2023 Notes that were issued in November 2016 and our Non-Recourse 2033 Notes that were issued in November 2018. Increases in interest rates would result in a decrease in the fair value of our outstanding debt and decreases in interest rates would result in an increase in the fair value of our outstanding debt. These decreases or increases in the fair value of our outstanding debt would be partially offset by corresponding decreases or increases in our fixed income investment portfolio. The Convertible Senior 2023 Notes pay interest semi-annually, and the $230.0 million of principal is scheduled to be repaid in 2023. The Non-Recourse 2033 Notes pay interest and principal quarterly, and the remaining net principal of $235.3 million is due by 2033.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from collaborative and licensing arrangements
Description of the Matter

The Company recognized revenue from collaboration and licensing agreements of $73.4 million for the year ended December 31, 2019. As described in Note 1, collaboration payment structures may include many elements such as up-front fees, milestones, royalties, expense reimbursement, and/or profit sharing. Furthermore, collaborations may include the delivery of various goods or services to the collaborative partner such as licenses to intellectual property or research and development services. In some circumstances, management is required to use judgment to determine whether analogies to the revenue accounting literature is appropriate for elements of collaboration arrangements. Of the $73.4 million recognized as revenue, collaboration revenue of

$31.1 million was recognized for the research and development services under the agreement with Janssen Biotech, Inc. (the “Janssen Agreement”). Performance is measured based on the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget).

Auditing the Company’s accounting for revenues from collaboration arrangements was especially challenging due to the complex and highly judgmental nature of evaluating the terms of the related agreements, identifying performance obligations, evaluating whether analogies to the revenue accounting guidance are appropriate, determining and allocating the transaction price to the performance obligations, evaluating estimates of the expected efforts to complete performance obligations and measuring efforts toward satisfying those performance obligations, especially as such measuring of efforts relates to the Janssen Agreement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for assessing the accounting treatment of any new collaboration agreements or modifications to existing collaboration agreements, establishing an estimated budget of costs, assessing the effort to satisfy performance obligations, and recording actual costs incurred including controls over the completeness and accuracy of data used in the underlying analyses.

To test the accounting for revenue from collaboration arrangements we tested and evaluated, among other things, the performance obligations identified, the estimates and assumptions used to determine transaction price, and the allocation of transaction price to performance obligations. We assessed whether management’s analogies to the revenue literature was a consistent and rational application of accounting policy. To test the measurement of efforts toward satisfying performance obligations, our audit procedures included, among others, reviewing management’s analysis for accuracy and completeness by agreeing data to underlying agreements, and inspecting communications with collaboration partners. Our audit procedures specific to the recording of revenues under the Janssen Agreement focused on evaluating the measure of progress based on costs incurred including performing corroborative inquiries with those outside of the finance department, performing sensitivity analyses of key inputs, evaluating the historical accuracy of management’s budgeted cost estimates, and inspecting evidence of actual costs incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Redwood City, California

February 27, 2020

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$58,064	$378,021
Short-term marketable securities	222,767	127,255
Accounts receivable, net of allowances of $0 at December 31, 2019 and 2018	—	620
Receivables from collaborative arrangements	11,996	10,053
Receivables from licensing arrangements	10,000	—
Amounts due from TRC, LLC	28,574	5,422
Other prepaid and current assets	7,087	11,452
Total current assets	338,488	532,823
Property and equipment, net	12,644	13,176
Long-term marketable securities	4,985	11,869
Operating lease assets	46,604	—
Tax receivable	3,682	—
Restricted cash	833	833
Other assets	1,590	1,534
Total assets	$408,826	$560,235

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$4,758	$9,028
Accrued personnel-related expenses	28,180	23,803
Accrued clinical and development expenses	17,587	11,876
Accrued interest payable	5,659	3,086
Non-recourse notes due 2033, net	9,851	—
Operating lease liabilities	7,762	—
Deferred revenue	31,575	43,402
Other accrued liabilities	6,331	7,359
Total current liabilities	111,703	98,554
Convertible senior notes due 2023, net	225,890	224,818
Non-recourse notes due 2033, net	219,300	229,535
Deferred rent	—	7,976
Long-term operating lease liabilities	47,725	—
Long-term deferred revenue	6,761	26,179
Other long-term liabilities	21,287	24,762
Commitments and contingencies (Notes 11 and 13)

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 57,015 and 55,681 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Additional paid-in capital	1,024,614	960,721
Accumulated other comprehensive income (loss)	145	(166)
Accumulated deficit	(1,248,600)	(1,012,145)
Total shareholders’ deficit	(223,840)	(51,589)
Total liabilities and shareholders’ deficit	$408,826	$560,235

See accompanying notes to consolidated financial statements

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Revenue:
Product sales	$—	$15,304	$14,788
Collaboration revenue	31,250	41,791	598
Licensing revenue	28,500	—	—
Mylan collaboration agreement	13,664	3,275	—
Total revenue	73,414	60,370	15,386

Costs and expenses:
Cost of goods sold	—	715	6,030
Research and development (1)	219,248	201,348	173,887
Selling, general and administrative (1)	106,081	97,058	95,592
Total costs and expenses	325,329	299,121	275,509

Loss from operations	(251,915)	(238,751)	(260,123)
Income from investment in TRC, LLC	33,705	11,182	170
Interest expense	(31,862)	(10,482)	(8,547)
Other-than-temporary impairment loss	—	—	(8,000)
Interest and other income, net	8,395	11,966	4,789
Loss before income taxes	(241,677)	(226,085)	(271,711)
Provision for income tax benefit (expense)	5,222	10,561	(13,694)
Net loss	$(236,455)	$(215,524)	$(285,405)

Net loss per share:
Basic and diluted net loss per share	$(4.25)	$(3.99)	$(5.45)
Shares used to compute basic and diluted net loss per share	55,610	53,969	52,352
(1)	Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Research and development	$28,953	$25,563	$22,691
Selling, general and administrative	31,497	25,750	26,454
Total share-based compensation expense	$60,450	$51,313	$49,145

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net loss	$(236,455)	$(215,524)	$(285,405)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	311	567	(480)
Comprehensive loss	$(236,144)	$(214,957)	$(285,885)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balances at December 31, 2016	52,833	$1	$862,708	$(253)	$(512,225)	$350,231
Net proceeds from sale of ordinary shares	—	—	1	—	—	1
Proceeds from ESPP purchases	250	—	3,980	—	—	3,980
Employee share-based compensation expense	—	—	49,175	—	—	49,175
Issuance of restricted shares	1,025	—	—	—	—	—
Option exercises	276	—	6,236	—	—	6,236
Cumulative effect upon the adoption of ASU 2016-09	—	—	110	—	(110)	—
Repurchase of shares to satisfy tax withholding	(3)	—	(8,560)	—	—	(8,560)
Net unrealized loss on marketable securities	—	—	—	(480)	—	(480)
Net loss	—	—	—	—	(285,405)	(285,405)
Balances at December 31, 2017	54,381	$1	$913,650	$(733)	$(797,740)	$115,178
Proceeds from ESPP purchases	204	—	4,173	—	—	4,173
Employee share-based compensation expense	—	—	51,313	—	—	51,313
Issuance of restricted shares	1,168	—	—	—	—	—
Option exercises	75	—	1,393	—	—	1,393
Cumulative effect upon the adoption of ASC 606	—	—	—	—	1,119	1,119
Repurchase of shares to satisfy tax withholding	(147)	—	(9,808)	—	—	(9,808)
Net unrealized gain on marketable securities	—	—	—	567	—	567
Net loss	—	—	—	—	(215,524)	(215,524)
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Proceeds from ESPP purchases	203	—	3,474	—	—	3,474
Employee share-based compensation expense	—	—	60,450	—	—	60,450
Issuance of restricted shares	1,105	—	—	—	—	—
Option exercises	164	—	3,142	—	—	3,142
Repurchase of shares to satisfy tax withholding	(138)	—	(3,173)	—	—	(3,173)
Net unrealized gain on marketable securities	—	—	—	311	—	311
Net loss	—	—	—	—	(236,455)	(236,455)
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(236,455)	$(215,524)	$(285,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,441	4,481	3,801
Amortization and accretion income, net	(3,451)	(1,315)	226
Share-based compensation	60,450	51,313	49,145
Net gain from the sale of VIBATIV business	—	(6,056)	—
Other-than-temporary impairment loss	—	—	8,000
Inventory write-down	—	—	740
Amortization of right-of-use assets	3,224	—	—
Amounts due from TRC, LLC	(23,152)	(5,152)	—
Other	146	(43)	10
Changes in operating assets and liabilities:
Accounts receivable	620	1,633	(1,607)
Receivables from collaborative and licensing arrangements	(11,943)	(2,944)	1,967
Prepaid taxes	—	—	2,788
Other prepaid and current assets	(634)	(2,400)	(1,489)
Inventories	—	(1,629)	(7,301)
Tax receivable	(3,700)	8,191	(7,890)
Other assets	(358)	45	(354)
Accounts payable	(4,274)	3,575	3,796
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	10,626	(12,357)	8,332
Accrued interest payable	2,573	1,841	21
Deferred rent	—	4,308	(298)
Deferred revenue	(31,245)	69,224	17
Operating lease liabilities	(2,317)	—	—
Other long-term liabilities	(4,748)	(10,058)	24,449
Net cash used in operating activities	(238,197)	(112,867)	(201,052)

Investing activities
Purchases of property and equipment	(3,176)	(7,240)	(2,406)
Purchases of marketable securities	(423,898)	(183,261)	(288,791)
Maturities of marketable securities	339,018	347,192	234,864
Proceeds from the sale of VIBATIV business, net	5,000	20,000	—
Proceeds from the sale of fixed assets	5	17	—
Net cash (used in) provided by investing activities	(83,051)	176,708	(56,333)

Financing activities
Proceeds from issuance of notes, net	—	229,441	—
Principal payment on notes	(2,152)	—	—
Proceeds from ESPP purchases	3,474	4,173	3,980
Proceeds from option exercises	3,142	1,393	6,236
Repurchase of shares to satisfy tax withholding	(3,173)	(9,807)	(8,560)
Net cash provided by financing activities	1,291	225,200	1,656

Net (decrease) increase in cash, cash equivalents, and restricted cash	(319,957)	289,041	(255,729)
Cash, cash equivalents, and restricted cash at beginning of period	378,854	89,813	345,542
Cash, cash equivalents, and restricted cash at end of period	$58,897	$378,854	$89,813

Supplemental disclosure of cash flow information
Cash paid for interest	$26,178	$7,475	$7,454
Cash paid (received) for income taxes, net	$22	$(7,316)	$4,929
Right-of-use assets obtained in exchange for lease obligations (1)	$49,847	$—	$—
(1)Amounts for the year ended December 31, 2019 include the transition adjustment for the adoption of ASC 842.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with United States (“US”) Generally Accepted Accounting Principles ("GAAP"), and the US Securities and Exchange (“SEC”) regulations for annual reporting.

Principles of Consolidation

The consolidated financial statements include the accounts of Theravance Biopharma and its wholly-owned subsidiaries, all of which are denominated in US dollars. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Segment Reporting

The Company operates in a single segment, which is the discovery (research), development and commercialization of human therapeutics. The Company’s business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. The Company is comprehensively managed as one business segment by the Company’s Chief Executive Officer and the management team. Product sales are attributed to regions based on ship-to location and revenue from collaborative arrangements, including royalty revenue, are attributed to regions based on the location of the collaboration partner. Revenue from profit sharing-type arrangements are attributed to the geographic market in which the products are sold. Capitalized property and equipment is predominantly located in the US.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Restricted Cash

The Company maintains restricted cash for certain debt servicing arrangements and for a letter of credit under its South San Francisco, California, facility lease. As of December 31, 2019 and 2018, restricted cash related to such arrangements was $0.8 million.

Investments in Marketable Securities

The Company invests in marketable securities, primarily corporate notes, government bonds and government agency bonds. The Company classifies its marketable securities as available-for-sale securities and reports them at fair value in cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of shareholders’ equity (deficit). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income and other income (loss) on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary, if any, and interest and dividends on securities are included in interest and other income (loss).

The Company regularly reviews all of its investments for other-than-temporary declines in estimated fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in unrealized loss positions, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis. When the Company determines that the decline in estimated fair value of an investment is below the amortized cost basis and the decline is other-than-temporary, the Company reduces the carrying value of the security and recognizes a loss for the amount of such decline.

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

Financial instruments include cash equivalents, marketable securities, non-marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. The Company’s cash equivalents and marketable securities are carried at estimated fair value and remeasured on a recurring basis. The carrying value of accounts receivable, receivables from collaborative arrangements, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments. The fair value of the Company's debt is classified as a level 2 financial instrument and is disclosed in “Note 7. Long-Term Debt”.

Accounts Receivable

Trade accounts receivable are recorded net of allowances for wholesaler chargebacks related to government rebate programs, cash discounts for prompt payment, distribution fees and sales discounts. Estimates for wholesaler chargebacks for government rebates and cash discounts are based on contractual terms, historical trends and the Company’s expectations regarding the utilization rates for these programs. When appropriate, the Company provides for an allowance for doubtful accounts by reserving for specifically identified doubtful accounts. The Company performs periodic credit evaluations of its customers and generally does not require collateral. For the periods presented, the Company did not have any material write-offs of trade accounts receivable.

On November 12, 2018, the Company completed the sale of its assets related to the manufacture, marketing and sale of the VIBATIV product to Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to the Asset Purchase Agreement dated November 1, 2018. As a result, the remaining accounts receivable balance at December 31, 2018 related to product sales recognized prior to November 12, 2018. There was no remaining accounts receivable balance at December 31, 2019.

Concentration of Credit Risks

The Company invests in a variety of financial instruments and, based on its policy, limits the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the US federal government.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and depreciated using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Capitalized Software

The Company capitalizes certain costs related to direct material and service costs for software obtained for internal use. Upon being placed in service, these costs and other future capitalizable costs related to the internal use software system integration will be depreciated over five years. There were no material capitalized software costs recorded for the years ended December 31, 2019 and 2018.

Impairment of Long-Lived Assets

The Company’s long-lived assets consists of property and equipment, operating lease assets and other assets. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Deferred Rent

Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies. Rent expense is recognized ratably over the life of the leases. Because the Company’s facility operating leases provide for rent increases over the terms of the leases, average annual rent expense during the initial years of the leases exceeded the Company’s actual cash rent payments. Also included in deferred rent are lease incentives which are being recognized ratably over the life of the leases.

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

The Company recorded sales on a net sales basis which included estimates of variable consideration. The variable consideration resulted from sales discounts, government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions for sales made by the Company prior to the November 12, 2018 sale to Cumberland. The Company reflected such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions were based on management’s estimates that considered payor mix in target markets, industry benchmarks and historical experience. In general, these estimates took into consideration a range of possible outcomes which were probability-weighted in accordance with the expected value method in ASC 606. The Company monitored inventory levels in the distribution channel, as well as sales by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances were based on amounts owed or to be claimed on related sales. These estimates took into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. The Company updated its estimates and assumptions each quarter and if actual future results varied from its estimates, the Company adjusted these estimates, which could have had an effect on product sales and earnings in the period of adjustment.

The following table summarizes activity in each of the product revenue allowance and reserve categories:

	Chargebacks,	Government
	Discounts and	and Other
(In thousands)	Fees	Rebates	Returns	Total
Balance at December 31, 2017	$992	$352	$946	$2,290
Provision related to current period sales	6,402	704	521	7,627
Adjustment related to prior period sales	(81)	168	(449)	(362)
Credit or payments made during the period	(6,938)	(932)	(157)	(8,027)
Balance at December 31, 2018	$375	$292	$861	$1,528
Provision related to current period sales	—	—	—	—
Adjustment related to prior period sales	116	121	(38)	199
Credit or payments made during the period	(264)	(202)	—	(466)
Balance at December 31, 2019	$227	$211	$823	$1,261

Collaborative Arrangements under ASC 606 (Effective January 1, 2018)

The Company enters into collaborative arrangements with partners that fall under the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, the Company may analogize to ASC 606 for some aspects of the arrangements. The Company analogizes to ASC 606 for certain activities within the collaborative arrangement for the delivery of a good or service (i.e., a unit of account) that is part of its ongoing major or central operations. Revenue recognized by analogizing to ASC 606 is recorded as “collaboration revenue” or “licensing revenue” whereas, revenue recognized in accordance with ASC 808, is recorded on a separate collaboration revenue line on the consolidated statements of operations.

The terms of the Company’s collaborative arrangements typically include one or more of the following: (i) up-front fees; (ii) milestone payments related to the achievement of development, regulatory, or commercial goals; (iii) royalties on net sales of licensed products; (iv) reimbursements or cost-sharing of research and development expenses; and (v) profit/loss sharing arising from co-promotion arrangements. Each of these payments results in collaboration revenues or an offset against research and development expense. Where a portion of non-refundable up-front fees or other payments received is allocated to continuing performance obligations under the terms of a collaborative arrangement, they are recorded as deferred revenue and recognized as collaboration revenue when (or as) the underlying performance obligation is satisfied.

As part of the accounting for these arrangements, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation which determines how the transaction price is allocated among the performance obligations. The estimation of the stand-alone selling price may include such estimates as, forecasted revenues or costs, development timelines, discount rates and probabilities of technical and regulatory success. The Company evaluates each performance obligation to determine if they can be satisfied at a point in time or over time, and it measures the services delivered to the collaborative partner which are periodically reviewed based on the progress of the related program. The effect of any change made to an estimated input component and, therefore revenue or expense recognized, would be recorded as a change in estimate. In addition, variable consideration (e.g., milestone payments) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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

Reimbursement, cost-sharing and profit-sharing payments: Under certain collaborative arrangements, the Company has been reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses. Such reimbursements and cost-sharing arrangements have been reflected as a reduction of research and development expense in the Company’s consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations.

Collaborative Arrangements under ASC 605 (Effective Prior to January 1, 2018)

Revenue from non-refundable, up-front license or technology access payments under license and collaborative arrangements that were not dependent on any future performance by the Company was recognized when such amounts were earned. If the Company had continuing obligations to perform under the arrangement, such fees were recognized over the estimated period of continuing performance obligation.

The Company accounted for multiple element arrangements, such as license and development agreements in which it may have provided several deliverables, in accordance with ASC, Subtopic 605-25, Multiple Element Arrangements. For new or materially amended multiple element arrangements, the Company identified the deliverables at the inception of the arrangement and each deliverable within a multiple deliverable revenue arrangement was accounted for as a separate unit of accounting if both of the following criteria were met: (1) the delivered item or items had value to the customer on a standalone basis; and (2) for an arrangement that included a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) was considered probable and substantially in the Company’s control. The Company allocated revenue to each non-contingent element based on the relative selling price of each element. When applying the relative selling price method, the Company determined the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it existed, or third-party evidence (“TPE”) of selling price, if it existed. If neither VSOE nor TPE of selling price existed for a deliverable, the Company used the best estimated selling price for that deliverable. Revenue allocated to each element was then recognized based on when the basic four revenue recognition criteria were met for each element.

Where a portion of non-refundable upfront fees or other payments received were allocated to continuing performance obligations under the terms of a collaborative arrangement, they were recorded as deferred revenue and recognized as revenue ratably over the term of the Company’s estimated performance period under the agreement. The Company determined the estimated performance periods, and they were periodically reviewed based on the progress of the related program. The effect of any change made to an estimated performance period and, therefore revenue recognized, would occur on a prospective basis in the period that the change was made.

Under certain collaborative arrangements, the Company was reimbursed for a portion of its research and development expenses. These reimbursements were reflected as a reduction of research and development expense in the Company’s consolidated statements of operations, as it did not consider performing research and development services to be a customer relationship in the context of those collaborative arrangements. Therefore, the reimbursement of research and development services were recorded as a reduction of research and development expense.

The Company recognized revenue from milestone payments when (i) the milestone event was substantive and its achievability was not reasonably assured at the inception of the agreement; and (ii) the Company did not have ongoing performance obligations related to the achievement of the milestone. Milestone payments were considered substantive if all of the following conditions were met: the milestone payment (a) was commensurate with either the

Company’s performance to achieve the milestone or the enhancement of the value of the delivered item or items as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (b) related solely to past performance; and (c) was reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement.

Research and Development Expenses

Research and development (“R&D”) expenses are recorded in the period that services are rendered or goods are received. R&D expenses consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct R&D activities on behalf of the Company, net of certain external R&D expenses reimbursed under the Company’s collaborative arrangements.

As part of the process of preparing financial statements, the Company is required to estimate and accrue certain R&D expenses. This process involves the following:

•

identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in the Company’s financial statements as of each balance sheet date based on facts and circumstances known to it at the time; and

•	periodically confirming the accuracy of the Company’s estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that the Company accrues include:

•	fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to contract manufacturing organizations (“CMOs”) in connection with the production of product and clinical study materials; and

•	professional service fees for consulting and related services.

The Company bases its expense accruals related to clinical studies on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. The Company’s service providers typically invoice it monthly in arrears for services performed. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the Company does not identify costs that it has begun to incur or if it underestimates or overestimates the level of services performed or the costs of these services, the Company’s actual expenses could differ from its estimates.

To date, the Company has not experienced significant changes in its estimates of accrued research and development expenses after a reporting period. Such changes in estimates recorded after a reporting period have been less than 1% of the Company’s annual R&D expenses and have not been material. However, due to the nature of estimates, there is no assurance that the Company will not make changes to its estimates in the future as it becomes aware of additional information about the status or conduct of its clinical studies and other research activities. Such changes in estimates will be recognized as research and development expenses in the period that the change in estimate occurs.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $2.4 million, $1.9 million and $3.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Fair Value of Share-Based Compensation Awards

The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire shares granted under its employee share purchase plan (“ESPP”). The Black-Scholes-Merton option valuation model requires the use of assumptions, including the expected term of the award and the expected share price volatility. The Company uses the “simplified” method as described in Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate the expected option term.

Share-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for actual forfeitures as they occur. Compensation expense for purchases under the ESPP is recognized based on the fair value of the award on the date of offering.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if TRC is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether the Company is the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and the Company’s obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on the Company’s assessment, it determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its consolidated financial statements. TRC is recognized in the Company’s consolidated financial statements under the equity method of accounting. Income related to the Company’s equity ownership of TRC is reflected in its consolidated statements of operations as non-operating income.

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

The Company’s total unrecognized tax benefits of $58.8 million and $52.4 million, as of December 31, 2019 and December 31, 2018, respectively, may reduce the effective tax rate in the period of recognition. The Company currently has a full valuation allowance against its deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future.

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

Any tax levied or credited by a governmental taxing authority that is not based on the Company’s income is outside the scope of accounting for income taxes. Therefore, the Company records such items as a component in its loss before income taxes.

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

	Year Ended December 31,
(In thousands)	2019	2018	2017
Numerator:
Net loss	$(236,455)	$(215,524)	$(285,405)
Denominator:
Weighted-average common shares outstanding	56,452	55,076	53,703
Less: weighted-average common shares subject to forfeiture	(842)	(1,107)	(1,351)
Weighted-average common shares used to compute basic and diluted net loss per share	55,610	53,969	52,352
Basic and diluted net loss per share	$(4.25)	$(3.99)	$(5.45)

For the years ended December 31, 2019, 2018 and 2017, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Share issuances under equity incentive plans and ESPP	6,577	3,492	3,369
Restricted shares	—	2	6
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676
Total	13,253	10,170	10,051

In addition, there were 414,000, 978,750 and 1,305,000 shares that are subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above for the years ended December 31, 2019, 2018 and 2017, respectively.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Related Parties

GSK owned 16.9% of the Company’s ordinary shares outstanding as of December 31, 2019. On March 17, 2016, GSK purchased from the Company 1,301,015 of its ordinary shares for an aggregate purchase price of approximately $23.0 million pursuant to a Share Purchase Agreement between GSK and the Company dated March 14, 2016. The Share Purchase Agreement was entered into pursuant to Section 2.1(d)(ii) of the Governance Agreement between GSK and the Company dated March 3, 2014 (the “Governance Agreement”), which until December 31, 2017 afforded GSK, on a quarterly basis, the opportunity to purchase from the Company ordinary shares sufficient to maintain GSK’s Percentage Interest (as defined in the Governance Agreement) at the same level as prior to any exercise of share options and vesting of restricted shares that occurred during the prior quarter, and pursuant to the Company’s approval to GSK to make additional purchases, which approval was required by Section 2.1(a) of the Governance Agreement. The Governance Agreement expired on December 31, 2017.

Robert V. Gunderson, Jr. is a member of the Company’s board of directors. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees incurred were $0.4 million, $0.5 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Dr. Smaldone Alsup is a member of the Company’s board of directors and is also the Chief Operating Officer and Chief Scientific Officer of NDA Group. The Company engaged NDA Group in 2017 to perform consulting services related to the regulatory plans for one of the Company’s drug candidates. There were no fees incurred for services performed by NDA Group for the years ended December 31, 2019 and 2018, and there were $0.1 million in fees incurred for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was aimed at making leasing activities more transparent and comparable, and requires leases with terms greater than one year to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability.

The Company adopted the new standard using a modified retrospective transition method to initially account for the impact of the adoption with a cumulative adjustment to accumulated deficit, if any, on the effective date of ASU 2016-02 of January 1, 2019, rather than applying the transition provisions in the earliest period presented. The Company elected a package of practical expedients that allowed entities to not: (i) reassess whether any expired or existing contracts are considered or contain leases; (ii) reassess the lease classification for any expired or existing leases; and (iii) reassess initial direct costs for any existing leases. In addition, the Company elected other practical expedients that allowed entities to: (i) use hindsight in determining the term of a lease when the lease includes an option to extend the lease term; (ii) exclude all leases, on a go forward basis, that have a lease term of 12-months or less; and (iii) combine lease and non-lease components (e.g., office common area maintenance expenses) when recognizing a lease on an entity’s balance sheet on a go forward basis.

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

Effective January 1, 2019, the Company adopted ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 was issued to provide clarity and reduce both (i) diversity in practice; and (ii) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provided guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Essentially, an entity will not have to account for the effects of a modification if: (i) the fair value of the modified award is the same immediately before and after the modification; (ii) the vesting conditions of the modified award are the same immediately before and after the modification; and (iii) the classification of the modified award as either an equity instrument or liability instrument is the same immediately before and after the modification. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures as of January 1, 2019.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13"). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2019. The Company has evaluated ASU 2016-13 and determined that ASU 2016-13 is not expected to have a material impact on its consolidated financial statements and related disclosures based on the historically high credit quality and short-term maturities of the Company’s marketable securities.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2019. The Company has evaluated ASU 2018-15 and determined that ASU 2016-15 is not expected to have a material impact on its consolidated financial statements and related disclosures. However, the adoption of ASU 2018-15 may result in an increase in capitalized assets related to qualifying cloud computing arrangement implementation costs incurred after the adoption date.

In November 2018, the FASB issued ASU 2018-18, Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The issuance of Topic 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaboration arrangement participant is a customer; (ii) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer; and (iii) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. ASU 2018-18 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2019. The Company has evaluated ASU 2018-18 and determined that ASU 2018-18 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from ASC 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim periods in cases when the year-to-date losses exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of ASC 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its consolidated financial statements and related disclosures.

The Company has evaluated other recently issued accounting pronouncements and does not currently believe that any of these pronouncements will have a material impact on its consolidated financial statements and related disclosures.

2. Revenue

Revenues from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Janssen	$31,096	$31,053	$—
Alfasigma	125	10,678	—
Other	29	60	598
Total collaboration revenue	$31,250	$41,791	$598

As noted earlier, the Company adopted ASC 606 on January 1, 2018. Had ASC 605 been in effect, the 2018 collaboration revenue in the above table would not have been materially different.

Changes in Deferred Revenue Balances

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Year Ended December 31,
(In thousands)	2019	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$31,245	$130
Performance obligations satisfied in previous period	—	—

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). Under the terms of the Janssen Agreement, the Company received an upfront payment of $100.0 million. The Company is conducting a Phase 2 (DIONE) study of TD-1473 in Crohn’s disease and a Phase 2b/3 (RHEA) induction and maintenance study of TD-1473 in ulcerative colitis. Following the initial Phase 2 development period, including the completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize TD-1473 and certain related back-up compounds by paying the Company a fee of $200.0 million. Upon any such election, the Company and Janssen will jointly develop and commercialize TD-1473 in inflammatory intestinal diseases and share profits in the US and expenses related to Phase 3 development and registration activities (67% to Janssen; 33% to Theravance Biopharma). The Company would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and the Company would be eligible to receive up to an additional $700.0 million in development and commercialization milestone payments from Janssen.

The Janssen Agreement is considered to be within the scope of ASC 808 as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the Janssen Agreement and have analogized to ASC 606 for the research and development activities to be performed through the initial Phase 2 development period of the collaborative arrangement that are considered to be part of the Company’s ongoing major or central operations. Using the concepts of ASC 606, the Company has identified research and development activities as its only performance obligation. The Company further determined that the transaction price under the arrangement was the $100.0 million upfront payment which was allocated to the single performance obligation.

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

For each of the years ended December 31, 2019 and 2018, the Company recognized approximately $31.1 million as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $37.9 million was recorded in deferred revenue on the consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). For the years ended December 31, 2019 and 2018, the Company incurred $39.9 million and $38.6 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

Under the Mylan Agreement, Mylan paid the Company an upfront fee of $15.0 million for the delivery of the revefenacin license in 2015 and, in 2016, Mylan paid the Company a milestone payment of $15.0 million for the achievement of 50% enrollment in the related Phase 3 twelve-month safety study. Separately, pursuant to an agreement to purchase ordinary shares entered into on January 30, 2015, Mylan Inc., a subsidiary of Mylan N.V., made a $30.0 million equity investment in the Company, buying 1,585,790 ordinary shares from the Company in February 2015 in a private placement transaction at a price of approximately $18.918 per share, which represented a 10% premium, equal to $4.2 million, over the volume weighted-average price per share of the Company’s ordinary shares for the five trading days ending on January 30, 2015. These shares were subsequently sold by Mylan in 2018.

Under the Mylan Agreement, as of December 31, 2019, the Company is eligible to receive from Mylan potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

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

As of December 31, 2019, $0.3 million was recorded in deferred revenue on the consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation which will be recognized as collaboration revenue over the course of the remaining performance period of approximately twelve years.

The Company is also entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and the Company is entitled to low double-digit tiered royalties on ex-US net sales. Mylan is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its financial statements.

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Mylan each quarter under the profit-sharing structure are disaggregated according to their individual components. Any reimbursement from Mylan attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations. In accordance with the applicable accounting guidance, amounts receivable from Mylan in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Mylan collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Mylan in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses.

The following YUPLERI-related amounts were recognized in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2019	2018
Mylan collaboration agreement - Amounts receivable from Mylan	$13,664	$3,275
Collaboration loss - Amounts payable to Mylan	$1,582	$2,997

Prior to the FDA approval of YUPELRI in late 2018, the Company recognized its 35% share of expenses within R&D expense and selling, general and administrative expense on its consolidated statements of operations.

Alfasigma

Under an October 2012 development and collaboration agreement for velusetrag, the Company and Alfasigma S.p.A (“Alfasigma”) agreed to collaborate in the execution of a two-part Phase 2 program to test the efficacy, safety and tolerability of velusetrag in the treatment of patients with gastroparesis (a medical condition consisting of a paresis (partial paralysis) of the stomach, resulting in food remaining in the stomach for a longer time than normal) (the “Alfasigma Agreement”). As part of the Alfasigma Agreement, Alfasigma funded the majority of the costs associated with the Phase 2 gastroparesis program, which consisted of a Phase 2 study focused on gastric emptying and a Phase 2 study focused on symptoms. Alfasigma had an exclusive option to develop and commercialize velusetrag in the EU, Russia, China, Mexico and certain other countries, while the Company retained full rights to velusetrag in the US, Canada, Japan and certain other countries.

In April 2018, Alfasigma exercised its exclusive option to develop and commercialize velusetrag, and the Company elected not to pursue further development of velusetrag. As a result, the Company is transferring global rights for velusetrag to Alfasigma under the terms of the existing collaboration agreement. The Company received a $10.0 million option exercise fee and a $1.0 million non-refundable reimbursement from Alfasigma, and the Company is eligible to receive future potential development, regulatory and sales milestone payments of up to $26.8 million and tiered royalties on global net sales ranging from high single digits to the mid-teens.

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

For the year ended December 31, 2019 and 2018, the Company recognized $0.1 million and $10.7 million, respectively, as revenue from collaboration arrangements related to the Alfasigma Agreement. As of December 31, 2019, $0.2 million was recorded in deferred revenue on the consolidated balance sheets and is expected to be recognized as collaboration revenue over approximately the next seven years.

Reimbursement of R&D Expenses

As noted above, under certain collaborative arrangements the Company is entitled to reimbursement of certain R&D expenses. Activities under collaborative arrangements for which the Company is entitled to reimbursement are considered to be collaborative activities under the scope of ASC 808. For these units of account, the Company does not analogize to ASC 606 or recognize revenue. The Company records reimbursement payments received from its collaboration partners as reductions to R&D expense.

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Janssen	$5,129	$1,597	$—
Mylan	460	7,515	23,427
Other	—	—	113
Total reduction to R&D expense	$5,589	$9,112	$23,540

Revenue from Licensing Arrangements

Mylan

In June 2019, the Company announced the expansion of the Mylan Agreement (the “Mylan Amendment”) to grant Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories. In exchange, the Company received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Of the $54.0 million in potential milestones, $9.0 million is associated with the development of YUPELRI monotherapy, $7.5 million associated with the development of future potential combination products, and $37.5 million is associated with sales milestones. Mylan will be responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.

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

Pfizer

In December 2019, the Company entered into a global license agreement with Pfizer Inc. for its preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic and respiratory applications. Under the terms of the Pfizer Agreement, the Company will receive an upfront cash payment of $10.0 million and is eligible to receive up to an additional $240.0 million in development and sales milestone payments from Pfizer. In addition, the Company will be eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

The Pfizer Agreement is accounted for under ASC 606. The Company identified two performance obligations primarily comprised of the delivery of the license and samples of tangible materials which was completed in December 2019. The transaction price was determined to be the upfront payment of $10.0 million which the Company recognized as licensing revenue for the year ended December 31, 2019.

The future potential milestones payable under the Pfizer Amendment were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the development milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. The Company expects that the sales-based milestone payments will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

3. Sale of VIBATIV

On November 12, 2018, the Company completed the sale of its assets related to the manufacture, marketing and sale of VIBATIV to Cumberland pursuant to the Asset Purchase Agreement dated November 1, 2018 (the “APA”). Under the APA, Cumberland paid the Company $20.0 million at the closing of the transaction and $5.0 million in April 2019. In addition, Cumberland will pay the Company tiered royalties of up to 20% of US net sales of VIBATIV until such time as royalties cumulatively total $100.0 million.

In connection with the closing of the transaction, Cumberland acquired, among other things, (i) intellectual property rights relating to VIBATIV; (ii) active pharmaceutical ingredient for VIBATIV, work-in-process and finished drug product; (iii) the US marketing authorization for VIBATIV; (iv) certain assigned contracts relating to the manufacture and commercialization of VIBATIV; and (v) books and records related to VIBATIV. Cumberland also assumed certain clinical study obligations related to VIBATIV and certain post-closing liabilities and obligations as described in the APA.

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

The Company recognized a net gain of approximately $6.1 million upon the sale of VIBATIV within “interest and other income, net” on the consolidated statements of operations for the year ended December 31, 2018. The Company will record the royalties receivable from future US net sales by Cumberland within other income. Transition-related costs of approximately $1.1 million were recognized concurrently and included as a reduction to the net gain on the sale.

4. Segment Information

The Company operates in a single segment, which is the discovery (research), development and commercialization of human therapeutics. The following table summarizes total revenue by geographic region:

	Year Ended December 31,
(In thousands)	2019	2018	2017
US	$54,760	$49,239	$14,272
Europe	18,654	11,117	1,109
Asia	—	14	5
Total revenue	$73,414	$60,370	$15,386

The following table summarizes total revenue from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of the Company’s total revenue (as a percentage of total revenues) during the most recent three years:

	Year Ended December 31,
(% of total revenue)	2019	2018	2017
Mylan	44%	—	—
Janssen	42%	51%	—
Pfizer	14%	—	—
Alfasigma	—	18%	—
Cardinal Health	—	—	28%
AmerisourceBergen	—	—	25%
McKesson	—	—	23%
Besse Medical	—	—	13%

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amount shown on the consolidated statements of cash flows.

	December 31,
(In thousands)	2019	2018	2017
Cash and cash equivalents	$58,064	$378,021	$88,980
Restricted cash	833	833	833
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$58,897	$378,854	$89,813

The Company maintains restricted cash to secure a line of credit and debt servicing of its 9.0% non-recourse notes, due on or before 2033. See “Note 7. Long-Term Debt” for further information regarding the Company’s 9.0% non-recourse notes, due on or before 2033.

6. Investments and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair market value of marketable securities classified within Level 1 is based on quoted prices for identical instruments in active markets. The fair value of marketable securities classified within Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-driven valuations whose inputs are observable or whose significant value drivers are observable. Observable inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

Available-for-sale securities are summarized below:

		December 31, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$100,746	$108	$—	$100,854
US government agency securities	Level 2	—	—	—	—
Corporate notes	Level 2	25,466	9	(1)	25,474
Commercial paper	Level 2	112,066	31	(2)	112,095
Marketable securities		238,278	148	(3)	238,423
Money market funds	Level 1	35,736	—	—	35,736
Total		$274,014	$148	$(3)	$274,159

		December 31, 2018
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$48,807	$—	$(86)	$48,721
US government agency securities	Level 2	9,852	2	—	9,854
Corporate notes	Level 2	57,508	6	(88)	57,426
Commercial paper	Level 2	90,919	—	—	90,919
Marketable securities		207,086	8	(174)	206,920
Money market funds	Level 1	294,751	—	—	294,751
Total		$501,837	$8	$(174)	$501,671

As of December 31, 2019, all of the available-for-sale securities had contractual maturities within sixteen months and the weighted average maturity of marketable securities was approximately three months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the years ended December 31, 2019 and 2018.

In general, the Company invests in debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company has determined that the gross unrealized losses on its marketable securities, as of December 31, 2019, were temporary in nature, and there were no material unrealized losses on investments which have been in a loss position for more than twelve months as of December 31, 2019.

As of December 31, 2019, the Company’s accumulated other comprehensive income (loss) on its consolidated balance sheets consisted of net unrealized gains or losses on available-for-sale investments. During the years ended December 31, 2019 and 2018, the Company did not sell any of its marketable securities.

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

At the date of the acquisition of the investment, the Company estimated the fair value of the consideration received to be $8.0 million based upon the price of similar Series A preferred stock that TREKtx sold to an independent third-party for cash consideration. The Company accounted for this investment using the cost-method of accounting and recorded it in other investments on the Company’s consolidated balance sheets. The Company is not considered to be the primary beneficiary of TREKtx and therefore, does not consolidate the financial results of the company into its financial statements. The Company’s equity investments are reviewed at least annually for impairment or whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable.

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

7. Long-Term Debt

Long-term debt consisted of the following liability components:

	December 31,
(In thousands)	2019	2018
3.25% Convertible notes due 2023
Principal amount	$230,000	$230,000
Unamortized debt issuance costs	(4,110)	(5,182)
9.0% Non-recourse notes due 2033
Principal amount, net of 5% retained by the Company	235,347	237,500
Unamortized debt issuance costs	(6,196)	(7,965)
Total long-term debt	$455,041	$454,353

Long-term debt interest expense consists of the following components:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Stated coupon interest	$28,811	$9,316	$7,475
Amortization of debt issuance costs	3,051	1,166	1,072
Total long-term debt interest expense	$31,862	$10,482	$8,547

9.0% Non-Recourse Notes Due 2033

In November 2018, the Company entered into note purchase agreements relating to the private placement of $250.0 million aggregate principal amount of 9.0% non-recourse notes, due on or before 2033 (the "Non-Recourse 2033 Notes") issued by the Company’s wholly-owned subsidiary, Triple Royalty Sub LLC (the “Issuer”).

The Non-Recourse 2033 Notes are secured by all of the Issuer’s rights, title and interest as a holder of certain membership interests (the “Issuer Class C Units”) in Theravance Respiratory Company, LLC (“TRC”). The primary source of funds to make payments on the Non-Recourse 2033 Notes will be the 63.75% economic interest of the Issuer (evidenced by the Issuer Class C Units) in any future payments made by the GSK under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva, Inc. (“Innoviva”) and GSK, as amended from time to time (net of the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement (“TRC LLC Agreement”) over the next four fiscal quarters) relating to the TRELEGY ELLIPTA program. The sole source of principal and interest payments for the Non-Recourse 2033 Notes are the future royalty payments generated from the

TRELEGY ELLIPTA program, and as a result, the holders of the Non-Recourse 2033 Notes have no recourse against the Company even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2033 Notes.

The Non-Recourse 2033 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with GSK. The Non-Recourse 2033 Notes may be redeemed at any time prior to maturity, in whole or in part, at specified redemption premiums. The Non-Recourse 2033 Notes bear an annual interest rate of 9.0%, with interest and principal paid quarterly beginning April 15, 2019. Prior to October 15, 2020, in the event that the distributions received by the Issuer from TRC in a quarter are less than the interest accrued for the quarter, the principal amount of the Non-Recourse 2033 Notes will increase by the interest shortfall amount for that period without a default or event of default occurring. The terms of the Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer, but not for more than four (4) consecutive quarterly interest payment dates or for more than six (6) quarterly interest payment dates during the term of the Notes. Since the principal and interest payments on the Non-Recourse 2033 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter, the Non-Recourse 2033 Notes may be repaid prior to the final maturity date in 2033. The portion of the Non-Recourse 2033 Notes classified as a current liability is based on the amount of royalties received, or receivable, as of December 31, 2019, that are expected to be used to make a principal repayment on the Non-Recourse 2033 Notes within the next 12 months. Please refer to “Note 9. Theravance Respiratory Company, LLC” for information regarding the results of the arbitration against Innoviva and TRC that the Company initiated in May 2019.

In order to comply with Regulation RR – Credit Risk Retention (17 C.F.R. Part 246), 5.0% of the principal amount of the Non-Recourse 2033 Notes were retained by Theravance Biopharma R&D, Inc. and eliminated in the Company’s consolidated financial statements.

As of December 31, 2019, the remaining net principal of the Non-Recourse 2033 Notes was $235.3 million. The estimated fair value of the Non-Recourse 2033 Notes was $228.3 million and $237.5 million as of December 31, 2019 and 2018, respectively. The inputs to determine fair value of the Non-Recourse 2033 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

The debt issuance costs related to the Convertible Senior 2023 Notes offering were capitalized as deferred financing costs and presented as a reduction of the carrying value of the financial liability on the Company’s consolidated balance sheets at December 31, 2019 and 2018.

The estimated fair value of the Convertible Senior 2023 Notes was $236.0 million and $235.0 million at December 31, 2019 and 2018, respectively. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of December 31, 2019 and 2018. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

8. Leases

The Company leases approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”) and includes a tenant improvement allowance with a remaining balance of $15.6 million, as of December 31, 2019, that expires in May 2022. The Company’s Irish subsidiary leases approximately 6,100 square feet of office space in Dublin, Ireland under a lease that expires in April 2027 (“Dublin Lease”). In addition, the Company leases equipment for clinical research studies with an estimated lease period ending in September 2020.

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

The Company has evaluated its leases and determined that they were all operating leases. The present values of the remaining lease payments and corresponding right-of-use assets were as follows, and the difference between the right-of-use assets and lease liabilities was due to deferred rent payments that are payable in future periods.

(In thousands)	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$46,604

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$7,762
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	47,725
Total operating lease liabilities		$55,487

Lease expense was included within operating expenses in the consolidated statements of operations as follows:

		Year Ended
(In thousands)	Classification	December 31, 2019
Operating lease expense	Selling, general and administrative expenses	$9,964
Operating lease expense	Research and development expenses	164
Total operating lease expense (1)		$10,128

(1)	Includes short-term leases which were immaterial.

As of December 31, 2019, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Years ending December 31:
2020	$7,940
2021	9,480
2022	9,745
2023	10,023
2024	10,309
Thereafter	59,860
Total operating lease payments	$107,357
Less: Estimated tenant improvement allowance	(15,561)
Less: Imputed interest	(36,309)
Present value of operating lease liabilities	$55,487

Cash paid for amounts included in the measurement of lease liabilities for the year ended December 31, 2019 was $7.2 million and is included in net cash used in operating activities in the consolidated statements of cash flows. As of December 31, 2019, the weighted-average remaining lease term was 10.2 years, and the weighted-average discount rate used to determine the lease liabilities was 8.65%. The Company’s discount rate was primarily derived from the 9.0% interest rate on its Non-Recourse 2033 Notes issued in November 2018 and did not involve any significant assumptions.

9. Theravance Respiratory Company, LLC

Prior to the June 2014 spin-off from Innoviva (the “Spin-Off”), the Company’s former parent company, Innoviva assigned to TRC, a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR® ELLIPTA®/BREO® ELLIPTA®, ANORO® ELLIPTA® and vilanterol monotherapy. Through the Company’s 85% equity interest in TRC, the Company is entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The drug programs assigned to TRC include Trelegy Ellipta and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its consolidated financial statements. TRC is recognized in the Company’s consolidated financial statements under the equity method of accounting, and the value of the Company’s equity investment in TRC was $28.6 million and $5.4 million as of December 31, 2019 and 2018, respectively. This amount includes undistributed earnings from the Company’s investment in TRC which are recorded on the consolidated balance sheets as “Amounts due from TRC, LLC” and are net of the Company’s proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva. Pursuant to the TRC operating agreement, the cash from the TRELEGY ELLIPTA royalties, net of any expenses, is distributed to the equity holders quarterly.

For the years ended December 31, 2019 and 2018, the Company recognized net royalty income of $33.7 million and $11.2 million, respectively, within the consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $2.7 million for year ended December 31, 2019, which was primarily comprised of TRC’s legal and related fees associated with the arbitration between Innoviva and TRC and the Company. There were minimal TRC expenses for the year ended December 31, 2018.

In May 2019, the Company announced that it had initiated an arbitration against Innoviva and TRC because Innoviva, as manager of TRC, had caused TRC to withhold certain distributions owed to the Company with respect to the Company’s 85% economic interest in TRC since the quarter ended December 31, 2018, and Innoviva’s previous statement to the Company that it intended to prevent TRC from making cash distributions during 2019. The arbitration hearing commenced in July 2019.

In September 2019, the arbitrator issued a final decision. The arbitrator ruled that, while Innoviva breached the TRC LLC Agreement by failing to provide quarterly financial plans to the Company as required, the withholding of funds by Innoviva with respect to certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva was not in breach of the TRC LLC Agreement. The arbitrator also found that Innoviva had not breached its fiduciary duties to the Company. The arbitrator awarded injunctive relief to give more certainty to future dealings between the parties and to clarify certain terms of the TRC LLC Agreement, and imposed additional obligations on Innoviva to obtain the consent of GSK for any proposed investment of TRC funds that requires the consent of GSK under the collaboration agreement dated November 14, 2002, as amended. Under the arbitrator’s ruling, Innoviva was permitted to withhold $8.0 million of TRC funds for certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva. These initiatives were presented to GSK in the fourth quarter of 2019 and could not be implemented without GSK’s approval, which was required by no later than during the first quarter of 2020.

As of June 30, 2019, the Company was owed, under the TRC LLC Agreement, $20.0 million in net royalty income payments for the period from the fourth quarter of 2018 through the second quarter of 2019. After initiation of the arbitration and prior to the final decision being issued in the third quarter of 2019, Innoviva caused TRC to make a partial distribution of funds to the Company of $10.6 million against these amounts due. Innoviva withheld $6.9 million, representing the Company’s share of the $8.0 million of total TRC funds earmarked for certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva, pursuant to the arbitrator’s final decision. The $2.5 million difference between the $20.0 million and the combined $10.6 million and $6.9 million represented legal-related expenses incurred by TRC.

In January 2020, the Company was informed by Innoviva that GSK had declined to adopt certain TRELEGY ELLIPTA development and commercialization initiatives proposed by Innoviva. As a result, Innoviva would not continue to withhold any funds that had been reserved for those initiatives, and the Company subsequently received $15.8 million in a distribution from Innoviva representing its share of the net royalty income payments for the third quarter of 2019 plus the $6.9 million previously withheld, less estimated TRC expenses for the quarter ended December 31, 2019 and estimated expenses through 2020. The amount due to the Company from TRC, as of December 31, 2019, was $28.6 million.

10. Property and Equipment

Property and equipment is held predominantly in the US and consisted of the following:

	December 31,
(In thousands)	2019	2018
Computer equipment	$2,119	$2,522
Software	1,718	3,577
Furniture and fixtures	3,665	3,759
Laboratory equipment	30,546	31,164
Leasehold improvements	22,164	21,849
Subtotal	60,212	62,871
Less: accumulated depreciation	(47,568)	(49,695)
Property and equipment, net	$12,644	$13,176

For the years ended December 31, 2019, 2018 and 2017, depreciation expense for property and equipment was $3.3 million, $3.0 million and $2.5 million, respectively.

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

At the time of the Spin-Off, Innoviva had one active stock-based incentive plan under which it granted stock-based awards to employees, officers and consultants, the 2012 Equity Incentive Plan. All outstanding stock options and restricted stock units (“RSUs”) held by (i) Innoviva employees who became the Company’s employees; and (ii) members of the board of directors of Innoviva who became members of the Company’s board of directors, in connection with the Spin-Off were adjusted for the Spin-Off. Such awards, along with outstanding restricted stock awards (“RSAs”) held by Innoviva employees who became the Company’s employees in connection with the Spin-Off, will continue to vest and remain outstanding based on continuing employment or service with the Company.

The 2012 Equity Incentive Plan provided for the grant of incentive stock options, non-statutory stock options, restricted stock awards, stock unit awards and SARs to employees, non-employee directors and consultants. Stock options were granted with an exercise price not less than the fair market value of the common stock on the grant date. Stock options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. However, Innoviva granted options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will be forfeited at the end of three months or the expiration of the option, whichever is earlier.

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

In accordance with the terms of the Exchange Program, employees who held options that had an exercise price above the market price of the Company’s ordinary shares at the offer expiration date were eligible to exchange two shares subject to eligible options for one RSU granted under the terms of the 2013 EIP. The RSUs granted under the Exchange Program vest over a three or four-year service period depending on the grant date of the original option exchanged. The Company’s executive officers and members of the board of directors were not eligible to participate in the Exchange Program.

The Exchange Program closed on September 25, 2015, and the Company exchanged 1,975,009 outstanding options for 987,496 RSUs with a fair value of $12.43 per share. The exchange of options for RSUs was considered a modification to the terms of the original equity award. As such, the Exchange Program resulted in incremental share-based compensation costs of $1.4 million to be recognized, concurrently with the unamortized original compensation costs of the exchanged option awards, ratably over the new vesting period of three years. For the years ended December 31, 2018 and 2017, the Company recognized $0.3 million and $0.5 million, respectively, of the $1.4 million in incremental share-based compensation costs. There was no such expense recognized for the year ended December 31, 2019.

Performance-Contingent Awards

In 2016, the Compensation Committee of the Company’s board of directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during the five-year period from 2016 to December 31, 2020, as well as, continued employment. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment.

Expense associated with these awards may be recognized during the years 2016 to 2020 depending on the probability of meeting certain performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement is reassessed at each quarter-end reporting period. Previously recognized expense is reversed in the period in which it becomes probable that the requisite service period will not be rendered. The awards are broken into three separate tranches and comprised of a share-based award component and a cash bonus award component. See “Note 13. Commitments and Contingencies” for information related to the cash bonus award component.

As of December 31, 2019, there were 776,250 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding, and as of December 31, 2018, there were 978,750 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding. The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the Company recognized $1.7 million and $2.6 million of share-based compensation expense for the year ended December 31, 2018 and 2017, respectively, associated with the first tranche of these awards.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019. For year ended December 31, 2019, 2018 and 2017, the Company recognized $1.9 million, $2.6 million and $6.3 million, respectively, of share-based compensation expense related to the second tranche of these awards. As of December 31, 2019, the maximum remaining expense associated with the second tranche is $0.4 million (allocated as $0.1 million for research and development expense and $0.3 million for selling, general and administrative expense) and will be amortized through the first quarter of 2020.

In the fourth quarter of 2019, the Company determined that the remaining third tranche was probable of vesting and, as a result, recognized $9.8 million of share-based compensation expense related to the third tranche. The maximum remaining expense associated with the third tranche is $2.9 million (allocated as $1.0 million for research and development expense and $1.9 million for selling, general and administrative expense) and will be amortized through the first quarter of 2021.

Separate from the performance-contingent awards described above, the Company periodically grants performance-contingent RSUs to individual employees. For the year ended December 31, 2019, the Company recognized $1.0 million of share-based compensation expense related to such awards. As of December 31, 2019, there were 173,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $2.6 million with performance expiration dates ranging from December 2020 to June 2022.

Share-Based Compensation Expense

The allocation of share-based compensation expense included in the consolidated statements of operations was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Research and development	$28,953	$25,563	$22,691
Selling, general and administrative	31,497	25,750	26,454
Total share-based compensation expense	$60,450	$51,313	$49,145

Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Innoviva equity:
Options	$—	$280	$2,973
RSUs	—	—	224
RSAs	64	457	660
Performance RSAs	—	—	1
Theravance Biopharma equity:
Options	6,381	8,441	7,969
RSUs	39,520	34,077	25,959
Performance RSAs and RSUs	12,717	4,707	9,224
ESPP	1,768	3,351	2,135
Total share-based compensation expense	$60,450	$51,313	$49,145

Total share-based compensation expense capitalized to inventory was not material for any of the periods presented.

As of December 31, 2019, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

	Unrecognized	Weighted‑Average
	Compensation	Amortization Period
(In thousands, except amortization period)	Cost	(Years)
Theravance Biopharma equity:
Options	$13,120	2.87
RSUs	93,104	2.80
Performance RSAs and RSUs (1)	3,681	0.76
ESPP	3,003	0.77
Total	$112,908
(1)	Represents unrecognized share-based compensation cost associated with the Company’s performance-contingent awards described above that are probable of vesting.

Compensation Awards

The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the year ended December 31, 2019:

	Number of Shares	Weighted-Average
	Subject	Exercise Price
	to Outstanding Options	of Outstanding Options
Outstanding at December 31, 2018	3,063,169	$26.70
Granted	960,850	20.25
Exercised	(164,076)	19.15
Forfeited	(909,471)	27.57
Outstanding at December 31, 2019	2,950,472	$24.75

As of December 31, 2019, 2018 and 2017, the aggregate intrinsic value of the options outstanding was $8.5 million, $5.1 million and $8.0 million, respectively. As of December 31, 2019, the aggregate intrinsic value of the options exercisable was $3.8 million. The total estimated fair value of options vested (excluding vested options that have expired) was $6.2 million, $8.4 million and $8.2 million in 2019, 2018 and 2017, respectively.

The following table summarizes total RSU and RSA activity (including performance RSUs and RSAs) for the years ended December 31, 2019, 2018 and 2017:

	Number of Shares	Number of Shares
	Subject to	Outstanding Subject to
	Outstanding RSUs	Performance Conditions (RSAs)
Outstanding at December 31, 2018	3,069,403	978,750
Granted	3,959,496	—
Released	(1,307,842)	—
Forfeited	(781,283)	(202,500)
Outstanding at December 31, 2019	4,939,774	776,250

As of December 31, 2019, the aggregate intrinsic value of the RSUs and RSAs outstanding was $127.9 million and $20.1 million, respectively. The total estimated fair value of RSUs vested was $32.4 million, $31.6 million and $25.1 million in 2019, 2018 and 2017, respectively.

Valuation Assumptions

The range of assumptions used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

	Year Ended December 31,
	2019	2018	2017
Options
Risk-free interest rate	1.6% - 2.5%	2.3% - 3.0%	2.0% - 2.1%
Expected term (in years)	6.0	6.0	6.0
Volatility	51% - 53%	53% - 54%	54% - 56%
Dividend yield	—	—	—
Weighted-average estimated fair value	$10.20	$14.32	$17.29
2013 ESPP
Risk-free interest rate	1.5% - 2.4%	2.1% - 2.8%	0.9% - 1.7%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	40% - 48%	42% - 53%	41% - 56%
Dividend yield	—	—	—
Weighted-average estimated fair value	$6.17	$9.13	$7.09

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

The components of the loss before income taxes were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Income (loss) before provision for income taxes:
Cayman Islands	$11,779	$14,838	$(163,770)
United States	(99,225)	(69,695)	(33,374)
Ireland	(154,217)	(171,134)	(74,472)
United Kingdom	(14)	(94)	(95)
Total	$(241,677)	$(226,085)	$(271,711)

The components of provision for income tax benefit (expense) were as follows:

	Year Ended December 31,
(In thousands)	2019	2018	2017
Provision for income tax benefit (expense):
Current:
Cayman Islands	$—	$—	$—
United States	5,210	10,563	(13,091)
Ireland	—	—	(566)
United Kingdom	12	(2)	(37)
Subtotal	5,222	10,561	(13,694)
Deferred	—	—	—
Total	$5,222	$10,561	$(13,694)
Effective tax rate	2.16%	4.67%	(5.04)%

The provision for income tax benefit (expense) was $5.2 million, $10.6 million and ($13.7) million for the years ended December 31, 2019, 2018 and 2017 respectively.

The 2019 net income tax benefit was primarily attributed to a reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and current year US research and development credits. The 2018 net income tax benefit was primarily due to additional tax loss generated in 2017 by the US entity as a result of the finalization of transfer pricing policy, current year US research and development credit, and the release of previously recorded contingent tax liabilities due to the lapse of the statute of limitations. The provision for income tax recorded in 2017 primarily resulted from contingent tax liabilities related to uncertain tax positions taken with respect to transfer pricing and tax credits.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2019, there were no undistributed earnings.

As a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The differences between the Irish statutory income tax rate and the Company’s effective tax rates were as follows:

	Year Ended December 31,
	2019	2018	2017
Provision at statutory income tax rate	25.00%	25.00%	25.00%
Foreign rate differential	(6.96)	(7.51)	(18.17)
Share-based compensation	(1.17)	0.28	1.52
Non-deductible executive compensation	(0.51)	(0.72)	(1.03)
Uncertain tax positions	(0.63)	(4.00)	(6.55)
Research and development tax credit carryforwards	2.50	1.79	1.21
Federal tax reform - Tax rate change	—	—	(4.66)
Foreign exchange loss	—	8.52	—
Change in valuation allowance	(14.90)	(18.82)	(5.15)
Other	(1.17)	0.13	2.79
Effective tax rate	2.16%	4.67%	(5.04)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$58,161	$33,396
Capital loss carryforwards	19,409	19,409
Research and development tax credit carryforwards	15,723	8,508
Fixed assets and intangibles	285,341	285,821
Share-based compensation	15,480	12,479
Accruals	8,245	8,343
Operating lease liabilities	11,358	—
Other	7	—
Subtotal	413,724	367,956
Valuation allowance	(403,836)	(367,748)
Total deferred tax assets	9,888	208

Deferred tax liabilities:
Operating lease assets	(9,429)	—
Prepaid assets	(459)	(208)
Total deferred tax liabilities	(9,888)	(208)

Net deferred tax assets/liabilities	$—	$—

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of December 31, 2019, the Company’s deferred tax assets were offset in full by a valuation allowance.

On January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) using the modified retrospective approach. ASU 2016-16 requires immediate recognition of income tax consequences of intra-company asset transfers, other than inventory transfers. Legacy GAAP prohibited recognition of income tax consequences of intra-company asset transfers whereby the seller defers any net tax effect and the buyer is prohibited from recognizing a deferred tax asset on the difference between the newly created tax basis of the asset in its tax jurisdiction and its financial statement carrying amount as reported in the consolidated financial statements. An example of an inter-company asset transfers included in ASU 2016-16’s scope is intellectual property. On October 2, 2017, Theravance Biopharma R&D, Inc. (Cayman Islands) transferred its economic interests in certain intellectual property to Theravance Biopharma Ireland Limited. The transfer was classified as an intra-company sale of assets for both financial reporting and income tax purposes. The Company recorded a deferred tax asset of $282.7 million fully offset by a valuation allowance as a result of the sale of intellectual property. The adoption of this pronouncement did not have a material impact on the Company’s consolidated balance sheet or statement of operations.

The valuation allowance as of December 31, 2019 increased from $367.7 million (the valuation allowance as of December 31, 2018) to $403.8 million, primarily as a result of additional tax loss generated in various jurisdictions during the current year and the additional research tax credit generated in the US. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the deferred tax assets are recoverable. As required, the Company prepares its assessment of the realizability of deferred tax assets on a jurisdiction-by-jurisdiction basis.

As of December 31, 2019, the Company had $163.6 million of US federal net operating loss carryforwards and $17.9 million of federal research and development tax credit carryforwards which expire beginning in 2035. After the enactment of the Tax Cut and Jobs Act (the “Tax Act”) in December 2017, the operating losses generated had an indefinite carryforward life, but was limited to 80% of taxable income when utilized. As of December 31, 2019, this amount was $118.7 million. The Company had state net operating loss carryforwards of $71.9 million which generally begin to expire in 2034 and state research and development credit carryforwards of $18.9 million to be carried forward indefinitely.

The Company also had Irish net operating loss carryforwards of $352.9 million with no expiration date and capital loss carryforwards of $58.8 million to be carried forward indefinitely.

Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount of tax expense related to interest or penalties was immaterial for the years ended December 31, 2019 and 2018.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2017	$41,794
Gross decrease in tax positions for prior years	(685)
Gross increase in tax positions for current year	11,295
Unrecognized tax benefits as of December 31, 2018	52,404
Gross decrease in tax positions for prior years	(2,010)
Gross increase in tax positions for current year	8,369
Unrecognized tax benefits as of December 31, 2019	$58,763

The Company records liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period. The Company includes any applicable interest and penalties within the provision for income taxes in the consolidated statements of operations.

The total unrecognized tax benefits of $58.8 million and $52.4 million, as of December 31, 2019 and December 31, 2018, respectively, may reduce the effective tax rate in the period of recognition. Within the next twelve months, the Company is no longer subject to IRS tax audit examinations for the years ended on or before December 31, 2016. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2017 may still be adjusted upon examination by tax authorities since the attributes are not yet utilized. As of December 31, 2019, the Company believes it is reasonably possible that its unrecognized tax benefits and related interest recorded for various US matters could decrease by approximately $8.0 million in the next twelve months. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months. The Company currently has a full valuation allowance against its deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future.

The Company is subject to taxation in Ireland, the US, and various other jurisdictions. The tax years 2016 and forward remain open to examination in Ireland, tax years 2016 and forward remain open to examination in the US, and the tax years 2013 and forward remain open to examination in other jurisdictions.

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

13. Commitments and Contingencies

Performance-Contingent Awards

In 2016, the Compensation Committee granted long-term retention RSAs and RSUs to members of senior management and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and it believes the goals, if achieved, will increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment.

Expense associated with these awards may be recognized during the years 2016 to 2020 depending on the probability of meeting certain performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement is reassessed at each quarter-end reporting period. Previously recognized expense is reversed in the period in which it becomes probable that the requisite service period will not be rendered. The awards are broken into three separate tranches and comprised of a share-based award component and a cash bonus award component. See “Note 11. Share-Based Compensation” for information related to the share-based award component.

The performance conditions associated with the first tranche of the cash bonus awards were completed in the second quarter of 2018, and the Company recognized $3.5 million and $9.5 million of cash bonus expense for the year ended December 31, 2018 and 2017, respectively, associated with the first tranche of these awards.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019. For year ended December 31, 2019, 2018 and 2017, the Company recognized $2.4 million, $1.9 million and $8.7 million, respectively, of cash bonus expense related to the second tranche of these awards. As of December 31, 2019, the maximum remaining cash bonus expense associated with the second tranche was $0.5 million (allocated as $0.4 million for research and development expense and $0.1 million for selling, general and administrative expense) and will be amortized through the first quarter of 2020.

In the fourth quarter of 2019, the Company determined that the remaining third tranche was probable of vesting, and, as a result, recognized $11.8 million in cash bonus expense for the year ended December 31, 2019. As of December 31, 2019, the maximum remaining cash bonus expense associated with the third tranche was $3.5 million (allocated as $2.7 million for research and development expense and $0.8 million for selling, general and administrative expense) and will be amortized through the first quarter of 2021.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2019.

14. Reduction in Workforce

In January 2019, the Company announced a reduction in workforce to align with its focus on continued execution of key strategic programs and advancement of selected late-stage research programs toward clinical development. The Company reduced its overall headcount by 51 individuals, with the affected employees primarily focused on early research or the infrastructure in support of VIBATIV, which was sold by the Company to Cumberland in November 2018.

The workforce reduction was substantially completed in the first quarter of 2019, and the Company recorded and paid severance related charges totaling $3.5 million for the year ended December 31, 2019, including compensation expense made to affected employees through any minimum statutory notice periods. The severance related charges are presented on the consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

15. Subsequent Events

Public Offering of Ordinary Shares

On February 12, 2020, the Company sold 5,500,000 ordinary shares at a price to the public of $27.00 per share (the “Shares”). The gross proceeds to the Company from the offering were approximately $148.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Shares were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

Refinancing of Non-Recourse 2033 Notes

On February 21, 2020, Theravance Biopharma R&D, Inc., a Cayman Islands exempted company (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC, a Delaware limited liability company (the “Issuer II”) and wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (each, a “Note Purchase Agreement” and collectively, the “Note Purchase Agreements”), with the note purchaser or note purchasers referenced therein (each, a “Note Purchaser” and collectively, the “Note Purchasers”), relating to the private placement by the Issuer II to the Note Purchasers of $400.0 million aggregate principal amount of the Issuer II’s non-recourse Triple II 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) expected to be issued under an Indenture by and between Issuer II and US Bank National Association, a national banking association, as initial trustee. 95% of the Non-Recourse 2035 Notes are expected to be sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) are expected to be retained by the Company in order to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246) and are expected to be eliminated in the Company’s consolidated financial statements. Issuance of the Non-Recourse 2035 Notes is subject to the satisfaction of certain customary conditions.

The Non-Recourse 2035 Notes are expected to be secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes are expected to be the 63.75% economic interest of the Issuer II (evidenced by the Issuer II Class C Units) in any future payments made by GSK to TRC under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva and GSK, as amended from time to time (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the Trelegy Ellipta program.

The proceeds from the issuance are expected to be used to repay in full the remaining outstanding balance of the Non-Recourse 2033 Notes and/or for other general purposes.

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2019 and 2018. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarters Ended
	March 31,	June 30,	September 30,	December 31,
2019
Total revenue	$5,338	$26,150	$12,427	$29,499
Costs and expenses	79,004	68,626	77,628	100,071
Loss from operations	(73,666)	(42,476)	(65,201)	(70,572)
Net loss	(72,580)	(39,838)	(58,431)	(65,606)
Basic and diluted net loss per share	$(1.32)	$(0.72)	$(1.05)	$(1.17)
2018
Total revenue	$8,319	$23,476	$12,838	$15,737
Costs and expenses	73,295	72,180	75,288	78,358
Loss from operations	(64,976)	(48,704)	(62,450)	(62,621)
Net loss	(65,087)	(40,818)	(59,433)	(50,186)
Basic and diluted net loss per share	$(1.22)	$(0.76)	$(1.10)	$(0.92)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2019, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2019 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Theravance Biopharma, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Theravance Biopharma, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows, for each of the three years in the period ended December 31, 2019 and related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

February 27, 2020

ITEM 9B. OTHER INFORMATION

Refinancing of Non-Recourse 2033 Notes

On February 21, 2020, Theravance Biopharma R&D, Inc., a Cayman Islands exempted company (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC, a Delaware limited liability company (the “Issuer II”) and wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (each, a “Note Purchase Agreement” and collectively, the “Note Purchase Agreements”), with the note purchaser or note purchasers referenced therein (each, a “Note Purchaser” and collectively, the “Note Purchasers”), relating to the private placement by the Issuer II to the Note Purchasers of $400.0 million aggregate principal amount of the Issuer II’s non-recourse Triple II 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) expected to be issued under an Indenture by and between Issuer II and US Bank National Association, a national banking association, as initial trustee. 95% of the Non-Recourse 2035 Notes are expected to be sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) are expected to be retained by the Company in order to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246) and are expected to be eliminated in the Company’s consolidated financial statements. Issuance of the Non-Recourse 2035 Notes is subject to the satisfaction of certain customary conditions.

The Non-Recourse 2035 Notes are expected to be secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes are expected to be the 63.75% economic interest of the Issuer II (evidenced by the Issuer II Class C Units) in any future payments made by GSK to TRC under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva and GSK, as amended from time to time (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the Trelegy Ellipta program. This description of the Note Purchase Agreements is qualified in its entirety by reference to the form of Note Purchase Agreement, a copy of which is attached hereto as Exhibit 10.68 and incorporated herein by reference.

The proceeds from the issuance are expected to be used to repay in full the remaining outstanding balance of the Non-Recourse 2033 Notes and/or for other general purposes.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the information required by this Item, see “Ratification of the Appointment of Independent Registered Public Accounting Firm” and “Pre-Approval of Audit and Non-Audit Services” in the Proxy Statement to be filed with the SEC, which sections are incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements:

The following financial statements and schedules of the Registrant are contained in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

2.	Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
2.1	Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
2.2*

Asset Purchase Agreement, dated as of November 1, 2018, by and among Cumberland Pharmaceuticals Inc. on the one hand, and Theravance Biopharma Ireland Limited and Theravance Biopharma US, Inc. on the other hand.

		8-K	November 16, 2018
3.1	Amended and Restated Memorandum and Articles of Association	10-12B	April 30, 2014
4.1	Specimen Share Certificate	10-12B	April 30, 2014
4.2	Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014
4.3	Shelf Rights Plan Resolution	DEF 14A	March 21, 2018
4.4	Sales Agreement between Theravance Biopharma, Inc. and Cowen and Company, LLC dated December 3, 2019	S-3	December 3, 2019
4.5	Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.6	First Supplemental Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.7	Form of 3.25% Convertible Senior Note due 2023 (included in Exhibit 4.6)	8-K	November 2, 2016
4.8	Indenture, dated as of November 30, 2018, between Triple Royalty Sub LLC, as issuer, and U.S. Bank National Association, as trustee	8-K	December 3, 2018
4.9	Form of 9.0% PhaRMASM 9% Fixed-Rate Term Notes due 2033 (included in Exhibit 4.8)	8-K	December 3, 2018
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.2	Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.3	Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
10.4+	2013 Equity Incentive Plan	S-8	August 18, 2014
10.5+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.6+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.7+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.8+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.9+	Forms of Equity Award Amendment	10-12B	May 7, 2014
10.10+	Form of TFIO Cash Award Amendment	10-12B	May 7, 2014
10.11+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016
10.12+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016
10.13+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.14+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.15+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.16+	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.17+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.18+	Change in Control Severance Plan	10-12B	April 8, 2014
10.19+	Cash Bonus Program	10-12B	November 22, 2013
10.20+	Form of Indemnity Agreement	10-12B	April 30, 2014
10.21	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.22	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.23	Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.24	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.25	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.26	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.27	Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014	8-K	June 3, 2014
10.28*	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Innoviva, Inc. and Hospira Worldwide, Inc.	10-12B	May 7, 2014
10.29*	First Amendment to the Technology Transfer and Supply Agreement by and between Innoviva, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	10-Q	November 9, 2016
10.30*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	10-Q	November 9, 2016
10.31*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	10-Q	November 9, 2016
10.32*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	10-Q	November 9, 2016
10.33	Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	10-Q	August 9, 2016
10.34	License Agreement with Janssen Pharmaceutica, dated as of May 14, 2002	10-Q	August 14, 2014
10.35	Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002 (1)
10.36	Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004 (2)
10.37	Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011 (3)
10.38	Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.39	Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.40	Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (4)
10.41	Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.42+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014
10.43+	Offer Letter with Frank Pasqualone May 12, 2014	10-Q	August 14, 2014
10.44+	Offer Letter with Brett K. Haumann dated May 12, 2014	10-Q	August 14, 2014
10.45+	Offer Letter with Renee D. Gala dated May 12, 2014	10-Q	November 12, 2014
10.46+	Offer Letter with Brad Shafer dated August 20, 2014	10-Q	November 12, 2014
10.47+	Offer Letter with Sharath Hegde May 12, 2014	10-Q	May 10, 2016
10.48+	Offer Letter with Ken Pitzer September 15, 2014	10-Q	May 10, 2016
10.49+	Offer Letter with Phil Worboys September 9, 2014	10-Q	May 10, 2016
10.50+	Offer Letter with Shehnaaz Suliman dated May 31, 2017	10-Q	November 8, 2017
10.51*	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	8-K/A	April 24, 2015
10.52*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	10-Q	August 9, 2016
10.53	Form of Note Purchase Agreement, dated November 30, 2018, among Theravance Biopharma R&D, Inc., Triple Royalty Sub LLC, and the note purchasers	8-K	December 3, 2018
10.54	Sale and Contribution Agreement, dated November 30, 2018, among Theravance Biopharma R&D, Inc., as the transferor, Triple Royalty Sub LLC, as the transferee, and Theravance Biopharma, Inc.	8-K	December 3, 2018
10.55	Pledge and Security Agreement, dated November 30, 2018, between Theravance Biopharma R&D, Inc., as the pledgor, and U.S. Bank National Association, as the pledgee	8-K	December 3, 2018
10.56	Servicing Agreement, dated November 30, 2018, between Triple Royalty Sub LLC, as the issuer and Theravance Biopharma R&D, Inc., as the servicer	8-K	December 3, 2018
10.57

Account Control Agreement, dated November 30, 2018, among Triple Royalty Sub LLC, as the issuer, Theravance Biopharma R&D, Inc., as the servicer, U.S. Bank National Association, as the secured party, and U.S. Bank National Association, as the financial institution

		8-K	December 3, 2018
10.58

Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub LLC, dated November 30, 2018, by Theravance Biopharma R&D, Inc., as the initial sole equity member, including Annex A — Rules of Construction and Defined Terms, dated November 30, 2018

		8-K	December 3, 2018
10.59*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Janssen Biotech, Inc. dated as of February 5, 2018	10-Q	May 9, 2018
10.60+	Memorandum to Brett K. Haumann regarding Transfer to Theravance Biopharma US, Inc., executed April 5, 2018	10-Q	August 2, 2018
10.61	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.62	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.63	Consulting Agreement between Theravance Biopharma US, Inc. and Renee D. Gala, dated January 9, 2019	8-K/A	January 3, 2019
10.64	Agreement and General Release between Theravance Biopharma US, Inc. and Shehnaaz Suliman, dated March 1, 2019	10-Q	May 10, 2019
10.65	Offer Letter with Andrew Hindman dated May 30, 2019	10-Q	August 5, 2019
10.66*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	10-Q	August 5, 2019
10.67**	License Agreement by and between Theravance Biopharma Ireland Limited and Pfizer Inc. dated December 21, 2019
10.68	Form of Note Purchase Agreement, dated February 21, 2020 by and among Theravance Biopharma R&D, Inc., Triple Royalty Sub II LLC, and the Purchasers
21.1	Subsidiaries of Theravance Biopharma, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL.
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
*	Portions of this exhibit have been omitted and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(1)	Incorporated by reference to an exhibit filed with the quarterly report on Form 10-Q of Innoviva, Inc., filed with the Securities and Exchange Commission on August 7, 2014.
(2)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on March 3, 2014.
(3)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on February 27, 2012.
(4)	Incorporated by reference to an exhibit filed with the current report on Form 8-K/A of Innoviva, Inc., filed with the Commission on March 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE BIOPHARMA, INC.
Date: February 27, 2020	By:	/s/ RICK E WINNINGHAM
Rick E Winningham
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rick E Winningham as their true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rick E Winningham Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2020

/s/ Andrew Hindman Andrew Hindman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2020
/s/ Laurie Smaldone Alsup, MD Laurie Smaldone Alsup, MD	Director	February 27, 2020

/s/ Eran Broshy Eran Broshy	Director	February 27, 2020

/s/ Robert V. Gunderson, Jr. Robert V. Gunderson, Jr.	Director	February 27, 2020

/s/ Donal O’Connor Donal O’Connor	Director	February 27, 2020

/s/ Burton G. Malkiel, Ph.D. Burton G. Malkiel, Ph.D.	Director	February 27, 2020

Signature	Title	Date
/s/ Dean J. Mitchell Dean J. Mitchell	Director	February 27, 2020

/s/ Susan M. Molineaux, Ph.D. Susan M. Molineaux, Ph.D.	Director	February 27, 2020

/s/ Peter S. Ringrose, Ph.D. Peter S. Ringrose, Ph.D.	Director	February 27, 2020

/s/ George M. Whitesides, Ph.D. George M. Whitesides, Ph.D.	Director	February 27, 2020

/s/ William D. Young William D. Young	Director	February 27, 2020