Form 10-Q
period 2020-03-31
Theravance Biopharma, Inc.
filed 2020-05-08
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the number of the registrant’s outstanding ordinary shares was 63,088,131.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$332,798	$58,064
Short-term marketable securities	154,233	222,767
Receivables from collaborative arrangements	14,214	11,996
Receivables from licensing arrangements	1,200	10,000
Amounts due from TRC, LLC	26,282	28,574
Other prepaid and current assets	5,491	7,087
Total current assets	534,218	338,488
Property and equipment, net	13,905	12,644
Long-term marketable securities	5,067	4,985
Operating lease assets	46,106	46,604
Tax receivable	3,972	3,682
Restricted cash	833	833
Other assets	1,308	1,590
Total assets	$605,409	$408,826

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$6,645	$4,758
Accrued personnel-related expenses	24,708	28,180
Accrued clinical and development expenses	22,658	17,587
Accrued interest payable	6,323	5,659
Non-recourse notes due 2033, net	—	9,851
Operating lease liabilities	7,954	7,762
Deferred revenue	23,193	31,575
Other accrued liabilities	6,559	6,331
Total current liabilities	98,040	111,703
Convertible senior notes due 2023, net	226,158	225,890
Non-recourse notes due 2035, net	373,854	—
Non-recourse notes due 2033, net	—	219,300
Long-term operating lease liabilities	47,199	47,725
Long-term deferred revenue	8,511	6,761
Other long-term liabilities	9,583	21,287
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 63,004 and 57,015 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,173,204	1,024,614
Accumulated other comprehensive income	512	145
Accumulated deficit	(1,331,653)	(1,248,600)
Total shareholders’ deficit	(157,936)	(223,840)
Total liabilities and shareholders’ deficit	$605,409	$408,826

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Revenue:
Collaboration revenue	$6,632	$5,338
Licensing revenue	1,500	—
Mylan collaboration agreement	11,730	—
Total revenue	19,862	5,338

Costs and expenses:
Research and development (1)	66,013	53,818
Selling, general and administrative (1)	26,325	25,186
Total costs and expenses	92,338	79,004

Loss from operations	(72,476)	(73,666)
Income from investment in TRC, LLC	13,515	6,229
Interest expense	(9,941)	(7,858)
Loss on extinguishment of debt	(15,464)	—
Interest and other income, net	1,460	2,795
Loss before income taxes	(82,906)	(72,500)
Provision for income tax expense	(147)	(80)
Net loss	$(83,053)	$(72,580)

Net unrealized gain on available-for-sale investments	367	130
Total comprehensive loss	$(82,686)	$(72,450)

Net loss per share:
Basic and diluted net loss per share	$(1.40)	$(1.32)
Shares used to compute basic and diluted net loss per share	59,463	54,938
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development	$7,865	$6,159
Selling, general and administrative	7,411	6,061
Total share-based compensation expense	$15,276	$12,220

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Employee share-based compensation expense	—	—	15,276	—	—	15,276
Issuance of restricted shares	744	—	—	—	—	—
Option exercises	8	—	203	—	—	203
Repurchase of shares to satisfy tax withholding	(263)	—	(6,804)	—	—	(6,804)
Net unrealized gain on marketable securities	—	—	—	367	—	367
Net loss	—	—	—	—	(83,053)	(83,053)
Balances at March 31, 2020	63,004	$1	$1,173,204	$512	$(1,331,653)	$(157,936)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Employee share-based compensation expense	—	—	12,220	—	—	12,220
Issuance of restricted shares	426	—	—	—	—	—
Option exercises	15	—	254	—	—	254
Repurchase of shares to satisfy tax withholding	—	—	(1,687)	—	—	(1,687)
Net unrealized gain on marketable securities	—	—	—	130	—	130
Net loss	—	—	—	—	(72,580)	(72,580)
Balances at March 31, 2019	56,122	$1	$971,508	$(36)	$(1,084,725)	$(113,252)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(83,053)	$(72,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,424	1,316
Amortization and accretion income, net	(536)	(629)
Share-based compensation	15,276	12,220
Amortization of right-of-use assets	457	986
Amounts due from TRC, LLC	2,295	(6,229)
Loss on extinguishment of debt	15,464	—
Other	9	16
Changes in operating assets and liabilities:
Accounts receivable	—	507
Receivables from collaborative and licensing arrangements	6,582	2,229
Other prepaid and current assets	1,592	(2,135)
Other assets	(99)	—
Accounts payable	1,154	(3,440)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(10,549)	(2,703)
Accrued interest payable	664	(4,581)
Deferred revenue	(6,632)	(5,333)
Operating lease liabilities	(293)	(910)
Other long-term liabilities	144	73
Net cash used in operating activities	(55,101)	(81,193)

Investing activities
Purchases of property and equipment	(954)	(1,220)
Purchases of marketable securities	(64,778)	(148,138)
Maturities of marketable securities	119,203	77,198
Proceeds from the sale of marketable securities	14,932	—
Net cash provided by (used in) investing activities	68,403	(72,160)

Financing activities
Proceeds from the sale of ordinary shares, net	139,915	—
Proceeds from issuance of 2035 notes, net	380,000	—
Payment of issuance costs on 2035 notes	(5,065)	—
Payment of redemption premium on 2033 notes	(11,470)	—
Principal payment on 2033 notes	(235,347)	—
Proceeds from option exercises	203	254
Repurchase of shares to satisfy tax withholding	(6,804)	(1,687)
Net cash provided by (used in) financing activities	261,432	(1,433)

Net increase (decrease) in cash, cash equivalents, and restricted cash	274,734	(154,786)
Cash, cash equivalents, and restricted cash at beginning of period	58,897	378,854
Cash, cash equivalents, and restricted cash at end of period	$333,631	$224,068

Supplemental disclosure of cash flow information
Cash paid for interest	$7,891	$—
Cash paid (received) for income taxes, net	$(9)	$—
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$49,847
(1)Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of ASC 842.

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

Basis of Presentation

The Company’s condensed consolidated financial information as of March 31, 2020, and the three months ended March 31, 2020 and 2019 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2019 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Furthermore, the estimates used in the preparation of the Company’s condensed consolidated financial statements may change due to current political and economic conditions resulting from the public health concerns related to the novel coronavirus (“COVID-19”) pandemic. The duration and intensity of the impact of COVID-19 pandemic on the Company's business will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time.

Significant Accounting Policies

Other than the recently adopted accounting pronouncements below, there have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13"). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 became effective on January 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures primarily due to the high credit quality and short-term maturities of the Company’s marketable securities.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 became effective on January 1, 2020, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. However, the adoption of ASU 2018-15 may result in an increase in capitalized assets related to qualifying cloud computing arrangement implementation costs in the future.

In November 2018, the FASB issued ASU 2018-18, Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The issuance of Topic 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaboration arrangement participant is a customer; (ii) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer; and (iii) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. ASU 2018-18 became effective on January 1, 2020, and the Company elected to adopt ASU 2018-18, retrospectively, only for contracts that were not completed as of January 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

On December 18, 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim periods in cases when the year-to-date losses exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its condensed consolidated financial statements and related disclosures.

The Company has evaluated other recently issued accounting pronouncements and does not currently believe that any of these pronouncements will have a material impact on its condensed consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
(In thousands)	2020	2019
Numerator:
Net loss	$(83,053)	$(72,580)
Denominator:
Weighted-average common shares outstanding	60,076	55,818
Less: weighted-average common shares subject to forfeiture	(613)	(880)
Weighted-average common shares used to compute basic and diluted net loss per share	59,463	54,938
Basic and diluted net loss per share	$(1.40)	$(1.32)

For the three months ended March 31, 2020 and 2019, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2020	2019
Share issuances under equity incentive plans and ESPP	6,035	5,481
Restricted shares	—	1
Share issuances upon the conversion of convertible senior notes	6,676	6,676
Total	12,711	12,158

As of March 31, 2019, there were 468,000 shares subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above, and there were no such shares excluded as of March 31, 2020.

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Janssen	$6,622	$5,323
Other	10	15
Total collaboration revenue	$6,632	$5,338

Changes in Deferred Revenue Balances

Changes in the deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Three Months Ended March 31,
(In thousands)	2020	2019
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,632	$5,333
Performance obligations satisfied in previous period	—	—

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

The Janssen Agreement is considered to be within the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”), as the parties are active participants and exposed to the risks and rewards of the collaborative activity. The Company evaluated the terms of the Janssen Agreement and determined it is partially within the scope of Accounting Standards Codification, Topic 606, Revenue from Contracts with Customers (“ASC 606”) as the research and development activities to be performed through the initial Phase 2 development period of the collaborative arrangement are considered to be part of the Company’s ordinary activities. The Company has identified research and development activities as its only performance obligation. The Company further determined that the transaction price under the arrangement was the $100.0 million upfront payment which was allocated to the single performance obligation.

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

For the three months ended March 31, 2020, the Company recognized $6.6 million as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $31.2 million, related to the $100.0 million upfront payment, was recorded in deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the initial Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). For the three months ended March 31, 2020 and 2019, the Company incurred $10.2 million and $8.6 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

As of March 31, 2020, excluding the aggregate $30.0 million payment noted above, the Company is eligible to receive from Mylan potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and

$45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

The Mylan Agreement is considered to be within the scope of ASC 808 and partially within the scope of ASC 606, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Mylan as a customer. Under the terms of the Mylan Agreement, Mylan was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018, thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

The Company determined the license to develop and commercialize revefenacin to be a unit of account for which Mylan is a customer and a separate performance obligation. The joint steering committee participation was also determined to be a performance obligation for which the Company analogized to ASC 606 to recognize revenue. Using the concepts from ASC 606, the Company further determined that the transaction price under the arrangement was comprised of the following: (1) $15.0 million upfront license fee received in 2015; (2) $4.2 million premium received in 2015 related to an ordinary share purchase agreement with Mylan; and (3) $15.0 million milestone for 50% enrollment in the Phase 3 twelve-month safety study received in 2016. The total transaction price of $34.2 million was allocated to the two performance obligations based on the Company’s best estimate of the relative stand-alone selling prices. For the delivery of the license, the Company based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential. For the committee participation, the Company based the stand-alone selling price on the average compensation of its committee members estimated to be incurred over the performance period. The Company expects to recognize collaboration revenue from the committee participation ratably over the performance period of approximately seventeen years.

The future potential milestone amounts for the Mylan Agreement were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

As of March 31, 2020, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation which will be recognized as collaboration revenue over the course of the remaining performance period of approximately twelve years.

The Company is also entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and the Company is entitled to low double-digit tiered royalties on ex-US net sales. Mylan is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its financial statements.

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Mylan each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Mylan in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Mylan collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Mylan in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from

Mylan attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities.

The following YUPELRI-related amounts were recognized in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2020	2019
Mylan collaboration agreement - Amounts receivable from Mylan	$11,730	$—
Collaboration loss - Amounts payable to Mylan	$—	$1,402

Reimbursement of R&D Expense

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2020	2019
Janssen	$1,207	$1,411
Mylan	1,271	203
Total reduction to R&D expense	$2,478	$1,614

Revenue from Licensing Arrangements

Mylan

In June 2019, the Company announced the expansion of the Mylan Agreement (the “Mylan Amendment”) to grant Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories. In exchange, the Company received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Of the $54.0 million in potential milestones, $9.0 million is associated with the development of YUPELRI monotherapy, $7.5 million associated with the development of future potential combination products, and $37.5 million is associated with sales milestones. Mylan is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.

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

In March 2020, the Company earned a $1.5 million development milestone payment for the acceptance of a clinical trial application associated with the use of YUPELRI monotherapy in China and adjacent territories.

Pfizer

In December 2019, the Company entered into a global license agreement with Pfizer Inc. for its preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic and respiratory applications. Under the terms of the Pfizer Agreement, the Company received an upfront cash payment of $10.0 million and is eligible to receive up to an additional $240.0 million in development and sales milestone payments from Pfizer. In addition, the Company will be eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

The Pfizer Agreement is accounted for under ASC 606. The Company identified two performance obligations primarily comprised of the delivery of the license and samples of tangible materials which was completed in December 2019. The transaction price was determined to be the upfront payment of $10.0 million which the Company recognized as licensing revenue in December 2019.

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

	March 31,
(In thousands)	2020	2019
Cash and cash equivalents	$332,798	$223,235
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$333,631	$224,068

Restricted cash pertained to certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

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

Available-for-sale securities are summarized below:

		March 31, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$79,855	$490	$—	$80,345
US government agency securities	Level 2	34,935	17	—	34,952
Corporate notes	Level 2	2,617	—	(2)	2,615
Commercial paper	Level 2	114,603	48	(39)	114,612
Marketable securities		232,010	555	(41)	232,524
Money market funds	Level 1	200,579	—	—	200,579
Total		$432,589	$555	$(41)	$433,103

		December 31, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$100,746	$108	$—	$100,854
Corporate notes	Level 2	25,466	9	(1)	25,474
Commercial paper	Level 2	112,066	31	(2)	112,095
Marketable securities		238,278	148	(3)	238,423
Money market funds	Level 1	35,736	—	—	35,736
Total		$274,014	$148	$(3)	$274,159

As of March 31, 2020, all of the available-for-sale securities had contractual maturities within 13 months and the weighted-average maturity of marketable securities was approximately 2 months. There have been no material changes to the Company’s valuation techniques during the three months ended March 31, 2020.

Available-for-sale debt securities with unrealized losses are summarized below:

	March 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$2,615	$(2)	$—	—	$2,615	$(2)
Commercial paper	44,606	(39)	—	—	44,606	(39)
Total	$47,221	$(41)	$—	$—	$47,221	$(41)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,507	$(1)	$—	$—	$5,507	$(1)
Commercial paper	28,137	(2)	—	—	28,137	(2)
Total	$33,644	$(3)	$—	$—	$33,644	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of March 31, 2020.

As of March 31, 2020, the Company’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheets consisted of net unrealized gains or losses on available-for-sale investments. During the three months ended March 31, 2020, the Company sold marketable securities for total proceeds of $14.9 million and recognized a minimal net realized gain from the sales based on the specific identification method. The Company did not sell any of its marketable securities for the three months ended March 31, 2019.

6. Long-Term Debt

9.5% Non-Recourse Notes Due 2035

On February 21, 2020, Theravance Biopharma R&D, Inc. (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC (the “Issuer II” or “Triple II), a wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (“Note Purchase Agreements”) with certain note purchasers (“Note Purchasers”), relating to the private placement by Issuer II of $400.0 million 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”). Ninety-five percent of the Non-Recourse 2035 Notes were sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) were retained by the Company to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246). The Retained Notes are eliminated in the Company’s condensed consolidated financial statements. The transaction closed on February 28, 2020.

The Non-Recourse 2035 Notes are secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in Theravance Respiratory Company, LLC (“TRC”). TRC LLC holds the right to receive upward-tiering royalties ranging from 6.5% to 10% on worldwide net sales of TRELEGY ELLIPTA, and the Company holds an 85% economic interest in TRC LLC. The Issuer II Class C Units represent 75% of the Company's 85% economic interest, which equates to 63.75% of the economic interests in TRC LLC.

The source of principal and interest payments for the Non-Recourse 2035 Notes are the future royalty payments generated from the TRELEGY ELLIPTA program, and as a result, the holders of the Non-Recourse 2035 Notes have no recourse against the Company even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. While the holders of the Non-Recourse 2035 Notes have no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

The Non-Recourse 2035 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with Glaxo Group Limited or one of its affiliates (“GSK”). See “Note 7. Theravance Respiratory Company, LLC” for further information regarding GSK. The Non-Recourse 2035 Notes may be redeemed by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. The Non-Recourse 2035 Notes bear an annual interest rate of 9.5%, with interest and principal paid quarterly beginning June 5, 2020. Since the principal and interest payments on the Non-Recourse 2035 Notes are ultimately based on royalties from TRELEGY ELLIPTA product sales, which will vary from quarter to quarter, the Non-Recourse 2035 Notes may be repaid prior to the final maturity date in 2035. Following the redemption or repayment of the Non-Recourse 2035 Notes, all TRELEGY ELLIPTA-related pledged cash flows will revert back to the Company.

The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of March 31, 2020, that are expected to be used to make a principal repayment on the Non-Recourse 2035 Notes within the next 12 months.

The following is a summary of the carrying value of the Non-Recourse 2035 Notes as of March 31, 2020:

March 31,
(In thousands)	2020
9.5% Non-Recourse 2035 Notes
Principal amount	$400,000
Less: 5% retention by the Company	(20,000)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(4,350)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,796)
Total	$373,854

As of March 31, 2020, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $380.0 million and $376.2 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

9.0% Non-Recourse Notes Due 2033

In November 2018, the Company entered into note purchase agreements relating to the private placement of $250.0 million aggregate principal amount of 9.0% non-recourse notes, due on or before 2033 (the "Non-Recourse 2033 Notes") issued by the Company’s wholly-owned subsidiary, Triple Royalty Sub LLC (the “Issuer”). On February 28, 2020, the Company refinanced the Non-Recourse 2033 Notes by issuing the Non-Recourse 2035 Notes and a portion of those proceeds were used to repay, in full, the remaining outstanding balance of the Company’s Non-Recourse 2033 Notes. Pursuant to the terms of the Non-Recourse 2033 Notes, the Company paid a debt redemption premium of 5% of the outstanding principal as of the refinancing date.

The refinancing of the Non-Recourse 2033 Notes involved multiple lenders who were considered members of a loan syndicate. To determine whether the refinancing was to be accounted for as a debt extinguishment or modification, the Company considered whether the lenders involved in the Non-Recourse 2033 Notes and the Non-Recourse 2035 Notes remained the same or changed and whether the change in debt terms was substantial. The debt terms are considered substantially different if the present value of the cash inflows and outflows of the Non-Recourse 2035 Notes, including all principal increases and lender fees on the refinancing date, was at least 10% different from the present value of the remaining cash inflows and outflows of the Non-Recourse 2033 Notes (the “10% Test”). The Company performed the 10% Test for each individual lender participating in the loan syndication by assuming the exercise and non-exercise of the prepayment option. The cash flow assumption generating the smaller change was used as the basis for determining whether the 10% threshold was met. For existing lenders who participated in the Non-Recourse 2035 Notes as part of the new loan syndicate, the refinancing was accounted for as an extinguishment or a modification depending upon whether the change in the cash flows was more or less than 10%, respectively. The lenders from the Non-Recourse 2033 Note offering who did not participate in the Non-Recourse 2035 Notes were accounted for as a debt extinguishment.

For debt determined to be extinguished, the total unamortized deferred financing costs and the associated redemption premium of $15.5 million were expensed as “Loss on extinguishment of debt” within the condensed consolidated financial statements of operations. For debt determined to be modified, the related unamortized deferred financing costs of $1.8 million continue to be amortized, new creditor fees of $4.4 million were capitalized as a debt discount and new third-party fees of $0.8 million were expensed.

3.25% Convertible Senior Notes Due 2023

The Company has $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of March 31, 2020 with an estimated fair value of $220.8 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of March 31, 2020. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Theravance Respiratory Company, LLC

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

In May 2014, the Company entered into the TRC LLC Agreement with Innoviva, Inc. (“Innoviva”) that governs the operation of TRC. Under the TRC LLC Agreement, Innoviva is the manager of TRC, and the business and affairs of TRC are managed exclusively by the manager, including (i) day to day management of the drug programs in accordance with the existing GSK agreements; (ii) preparing an annual operating plan for TRC; and (iii) taking all actions necessary to ensure that the formation, structure and operation of TRC complies with applicable law and partner agreements. The Company is responsible for its proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva.

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting, and the value of the Company’s equity investment in TRC was $26.3 million and $28.6 million as of March 31, 2020 and December 31, 2019, respectively. This amount includes undistributed earnings from the Company’s investment in TRC which are recorded on the condensed consolidated balance sheets as “Amounts due from TRC, LLC” and are net of the Company’s proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva. Pursuant to the TRC operating agreement, the cash from the TRELEGY ELLIPTA royalties, net of any expenses, is distributed to the equity holders quarterly.

For the three months ended March 31, 2020, the Company recognized net royalty income of $13.5 million within the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.2 million for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company recognized net royalty income of $6.2 million, after the deducting the Company’s share of minimal TRC expenses.

8. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019
Research and development	$7,865	$6,159
Selling, general and administrative	7,411	6,061
Total share-based compensation expense	$15,276	$12,220

Performance-Contingent Awards

In 2016, the Compensation Committee of the Company’s board of directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards is dependent on the Company meeting its critical operating goals and objectives during the five-year period from 2016 to December 31, 2020, as well as, continued employment. The goals that must be met in order for the performance-contingent RSAs and RSUs to vest are strategically important for the Company, and the Compensation Committee believes the goals should increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment.

Expense associated with these awards may be recognized during the years 2016 to 2020 depending on the probability of meeting certain performance conditions. Compensation expense relating to awards subject to performance conditions is recognized if it is considered probable that the performance goals will be achieved. The probability of achievement is reassessed at each quarter-end reporting period. Previously recognized expense is reversed in the period in which it becomes probable that the requisite service period will not be rendered. The awards are broken into three separate tranches.

As of March 31, 2020, there were 414,000 of these performance-contingent RSAs and 54,000 of these performance-contingent RSUs outstanding, and as of March 31, 2019, there were 877,500 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding. The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the expense associated with the first tranche was fully recognized in 2018.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019. For three months ended March 31, 2020 and 2019, the Company recognized $0.4 million $0.8 million, respectively, of share-based compensation expense related to the second tranche of these awards, and as of March 31, 2020, the expense associated with this second tranche was fully recognized.

In the first quarter of 2020, the performance conditions associated with the remaining third tranche were completed and, as a result, the Company recognized $0.6 million of share-based compensation expense related to these awards for the three months ended March 31, 2020. The maximum remaining expense associated with the third tranche is $2.3 million (allocated as $0.8 million for research and development expense and $1.5 million for selling, general and administrative expense) and will be amortized through the first quarter of 2021.

Separate from the performance-contingent awards described above, the Company periodically grants performance-contingent RSUs to individual employees. For the three months ended March 31, 2020, the Company recognized $0.2 million of share-based compensation expense related to such awards. As of March 31, 2020, there were 120,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $2.3 million with performance expiration dates ranging from December 2020 to June 2022.

9. Income Taxes

The income tax provision was a $0.1 million expense for the three months ended March 31, 2020. The expense was primarily attributed to recording contingent liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of March 31, 2020, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

The Company is currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2017. The Company believes that an adequate provision has been made for any adjustments that may result from the tax examination.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that features significant tax provision and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, was signed into law. Tax relief measures for businesses include a five-year net operating loss carryback (including a related technical correction to the 2017 Tax Reform Act), a change in Section 163(j) interest deduction limitations, accelerated alternative minimum tax refunds, payroll tax relief, a temporary suspension of certain aviation excise taxes, a tax credit for employers who retain employees, and a ‘qualified improvement property’ technical correction to the 2017 Tax Reform Act. The Company has considered the corporate income tax provisions of the CARES Act and related initial guidance as part of its income tax expense forecast for the three months ended March 31, 2020, and these provisions are expected to have an immaterial impact on the Company’s 2020 income tax expense.

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

10. Public Offering of Ordinary Shares

On February 14, 2020, the Company sold 5,500,000 ordinary shares at a price to the public of $27.00 per share (the “Shares”). The gross proceeds to the Company from the offering were approximately $148.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Shares were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”) to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs (in particular our later stage clinical programs for TD-1473 and ampreloxetine), and the value of and market for our common shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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

We have an economic interest in potential future payments from Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) relating to certain programs, including TRELEGY ELLIPTA.

Impact of COVID-19 Pandemic

During the three months ended March 31, 2020, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities, clinical trial sites, suppliers, business partners and business operations.

The impact the COVID-19 pandemic will have on our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. We are continuing to assess the potential impact of the COVID-19 pandemic on our business and operations, including our sales, expenses, manufacturing and clinical trials. Despite the measures we have taken, there are significant internal and external risks and uncertainties to our business operations for the remainder of the year, and particularly over the next few months.

YUPELRI (revefenacin) Inhalation Solution

We and our collaboration partner, Mylan Ireland Limited (“Mylan”), continue to supply YUPELRI® (revefenacin) inhalation solution to our patients and currently do not anticipate any interruptions in supply. The manufacture of YUPELRI continues at or near normal levels. While we currently do not anticipate any interruptions in the manufacturing and supply of

YUPELRI, it is possible that the COVID-19 pandemic and response efforts may have an impact on the manufacture and supply of YUPELRI in the future.

Although YUPELRI net sales growth continued in the quarter ended March 31, 2020, the trajectory could be impacted by COVID-19, and we have observed increased volatility in YUPELRI sales. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic, and we are engaging with these customers remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. We are monitoring the impact of the COVID-19 pandemic on demand for YUPELRI, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on YUPELRI.

We are also preparing for a higher degree of volatility during the remainder of 2020 as disruptions of day-to-day operations of hospitals and clinics may continue. We currently expect to be cash-flow positive in the YUPELRI business by end of the year, and we will continue to assess and evaluate the impact of COVID-19. At this stage, we are unable to predict the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

Clinical Trial Activity

While we are currently continuing the clinical trials we have underway in sites across the globe, the COVID-19 pandemic has impacted the timeline for our clinical trials. We been evaluating each of our clinical trial programs to determine necessary modifications and have worked closely with regulators, sites, clinical research organizations and data safety monitoring boards. Given the significant strains on the healthcare system across the globe, we made the decision in mid-March 2020 to temporarily suspend the screening of new patients for our TD-1473 trials and ampreloxetine trials, which are further discussed below, for 4 weeks in order to prioritize ongoing support for patients who were already in screening and those who were already randomized. We have implemented mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols. The Company continues to work to find means of reducing patient needs to travel to sites in hopes of avoiding unnecessary exposure while balancing safety monitoring of investigational products. The studies were able to continue randomizing patients into the studies, and the randomized patients were able to continue to receive study medication per the protocol requirements. Screening of new patients is now restarting in some countries in a controlled and measured fashion as individual sites confirm their ability to support the study requirements and new patients are able to be assessed for their eligibility to participate in the studies. Given the global nature of the TD-1473 and ampreloxetine clinical programs, this will allow for flexibility as COVID-19 control measures take effect in different countries. The situation is expected to continue to evolve at different rates in different countries around the world in response to COVID-19 interventions, and as a result, it is not possible to provide an accurate re-estimation of expected completion dates for these programs at this time. Therefore, data from the Phase 2b study of TD-1473 in ulcerative colitis, the Phase 2 study of TD-1473 in Crohn’s disease and the Phase 3 SEQUOIA study of ampreloxetine in patients with symptomatic nOH, originally planned for late-2020, are now expected in 2021.

On April 9, 2020, we announced that we were advancing TD-0903, a lung-selective, nebulized Janus kinase inhibitor (JAKi) into clinical development for the potential treatment of hospitalized patients with Acute Lung Injury (“ALI”) caused by COVID-19. We believe TD-0903 has the potential to inhibit the cytokine storm associated with ALI and prevent progression to Acute Respiratory Distress Syndrome (“ARDS”). On April 23, 2020, we announced that the first healthy volunteer had been dosed in a Phase 1 study of TD-0903.

Business Operations

Our office-based employees have been working from home since early March 2020, while ensuring essential staffing levels in our operations remain in place, including key personnel in our laboratories.

We are well capitalized as of March 31, 2020, with $492.1 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash).

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Mylan formally launched our sales and marketing efforts in early 2019. As described above and in Item 1A. Risk Factor entitled “We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.”, although YUPELRI net sales growth continued in the quarter ended March 31, 2020, the trajectory could be impacted by COVID-19, and we have observed increased volatility in YUPELRI sales. We are tracking several key performance metrics to gauge success in building early market acceptance, including formulary reviews, formulary wins and market access. Since launch, YUPELRI has been accepted on 176 formularies that account for a total of 312 institutional accounts. With respect to market access, we have confirmed commercial coverage of approximately 61% and Medicare Part B coverage for 100% of patients. In May 2019, we announced that YUPELRI had been assigned a permanent unique Healthcare Common Procedure Coding System (“J-CODE”) ahead of schedule. The permanent J-CODE allows for full automation of prescription adjudication, simplifying the process for pharmacists and patients.

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

Under the terms of the Mylan Development and Commercialization Agreement (the “Mylan Agreement”), Mylan and we co-develop revefenacin for COPD and other respiratory diseases. We led the US Phase 3 development program for YUPELRI in COPD, and Mylan was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs are shared. With YUPELRI approved in the US, Mylan is leading commercialization, and we co-promote the product in the US under a profit and loss sharing arrangement (65% to Mylan; 35% to Theravance Biopharma). Outside the US, Mylan is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. As described above and in Item 1A. Risk Factors, we currently expect to be cash-flow positive in the YUPELRI business by end-of the year, and we will continue to assess and evaluate the impact of the COVID-19 pandemic. At this stage, we are unable to predict the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study, and in June 2019, we announced the expansion of the Mylan Agreement to grant Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, we received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive additional potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. In March 2020, we earned a $1.5 million development milestone for the acceptance of a clinical trial application associated with the use of YUPELRI monotherapy in China and adjacent territories. Mylan is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.

We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI, while Mylan has certain rights of first negotiation with respect to our development and commercialization of revefenacin delivered other than via a nebulized inhalation product.

Under the Mylan Agreement, as of March 31, 2020, we are eligible to receive from Mylan potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate (excluding the aggregate $16.5 million in earned milestones noted above) with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions. We do not expect to earn any additional development milestone or sales milestone payments from Mylan in 2020.

Lung-selective, Nebulized Pan-Janus Kinase (JAK) Inhibitor (TD-0903)

TD-0903 is a lung-selective, nebulized Janus kinase inhibitor (JAKi), in clinical development for the potential treatment of hospitalized patients with Acute Lung Injury (“ALI”) caused by COVID-19. We believe TD-0903 has the potential to inhibit the cytokine storm associated with ALI and prevent progression to Acute Respiratory Distress Syndrome (“ARDS”). The first healthy volunteer was dosed in a Phase 1 study of TD-0903 on April 23, 2020. Following completion of the Phase 1 study, we plan to move to a Phase 2 study in hospitalized patients with COVID-19 in the UK, and the Medicines and Healthcare products Regulatory Agency (MHRA), UK approved the Phase 2 study in May 2020.

We discovered and developed TD-0903, and it has been shown in experimental murine models to have potent, broad inhibition of JAK-STAT signaling in the airways following challenges with multiple cytokines. By its mechanism, TD-0903 has the potential to block release of cytokines and chemokines that may be associated with ALI and the initiation of a cytokine storm syndrome. Preclinical studies suggest that TD-0903 has a very high lung to plasma ratio and rapid metabolic clearance resulting in low systemic exposure, compatible with its lung selectivity. TD-0903 is administered via nebulized inhalation solution, which further enhances its lung selectivity. Preclinical pharmacodynamic studies indicate that TD-0903 has an extended duration of action that should enable once or twice daily dosing in humans.

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

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in early 2019. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. While results from the Phase 3 four-week efficacy study were originally planned for late 2020, we now expect the SEQUOIA study to report data in 2021 and are evaluating the impact on the REDWOOD study that follows it.

Gut-selective Pan-JAK Inhibitor Program (TD-1473)

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

Based on positive results from a Phase 1b exploratory study in ulcerative colitis and following dialogues with the FDA and European Medicines Agency (“EMA”) regarding study design, we advanced TD-1473 into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study is a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. Data from the Phase 2b portion of the ulcerative colitis and Phase 2 Crohn’s disease studies, originally planned for late 2020, is now expected in 2021.

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

Lung-selective Pan-JAK Inhibitor Program (TD-8236)

TD-8236 is an investigational, inhaled lung-selective pan-JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes (JAK1, JAK2, JAK3 and TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. While orally-administered JAK inhibitors are currently approved for the treatment of a range of inflammatory diseases, no inhaled JAK inhibitor is approved for the treatment of airway disease, including asthma. The pan-JAK activity of TD-8236 suggests that it may impact a broad range of cytokines that have been associated both T2-high and T2-low asthma. Many moderate to severe asthma patients comprising both T2 phenotypes remain symptomatic despite being compliant on high doses of inhaled steroids. Importantly, TD-8236 is designed to distribute and exert its anti-inflammatory effect within the lungs following dry powder inhalation, with the potential to treat inflammation within that organ while minimizing systemic exposure. In preclinical assessments, TD-8236 has shown to potently inhibit targeted mediators of T2-high and T2-low asthma in human cells.

In September 2019, we announced positive results from a Phase 1 single-ascending dose and multiple-ascending dose clinical trial of TD-8236. The Part C extension portion of the Phase 1 trial assessing additional biomarkers in more severe asthmatics is underway with results expected in the second half of 2020. In December 2019, we announced the initiation of a Phase 2 allergen challenge study of TD-8236 in asthma patients, and we expect data from the study in the second half of 2020.

Economic Interest in GSK-Partnered Respiratory Programs

We hold an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consist primarily of the TRELEGY ELLIPTA program, which is described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy.

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

GSK and Innoviva conducted two global pivotal Phase 3 studies of TRELEGY ELLIPTA in COPD, the IMPACT study and the FULFIL study. In September 2017, GSK and Innoviva announced that the FDA approved TRELEGY ELLIPTA for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. TRELEGY ELLIPTA is currently approved in 44 markets, including China and Japan, with additional approvals expected in 2020. In August 2019, GSK announced that it had filed a supplemental new drug application (“sNDA”) to the FDA supporting revised labelling for TRELEGY ELLIPTA on reduction in risk of all-cause mortality compared with ANORO ELLIPTA in patients with COPD. The FDA postponed an Advisory Committee meeting that was previously scheduled for April 21, 2020 related to this sNDA, and there has been no further public update provided.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY ELLIPTA in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint, and in October 2019, GSK announced it had filed a sNDA with the FDA seeking an additional indication for the use of once-daily, single-inhaler triple therapy, TRELEGY ELLIPTA, for the treatment of asthma in adults. The FDA’s decision on the asthma application is expected by the second half of 2020.

Theravance Respiratory Company, LLC

Prior to the June 2014 spin-off from Innoviva, our former parent company, Innoviva assigned to Theravance Respiratory Company, LLC (“TRC”), a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy. Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The royalty payments from GSK to TRC arising from the net sales of Trelegy Ellipta are presented in our condensed consolidated statements of operations within “Income from investment in TRC, LLC” and is classified as non-operating income. Seventy-five percent of the “Income from investment in TRC, LLC,” as evidenced by the Issuer II Class C Units (defined below), is available only for payment of the $400.0 million aggregate amount of 9.5% fixed-rate non-recourse term notes due 2035 (the “Non-Recourse 2035 Notes”) and is not available to pay our other obligations or the claims of our other creditors.

Our special purpose subsidiary Triple Royalty Sub II LLC (the “Issuer II”) issued the Non-Recourse 2035 Notes in February 2020, which proceeds were used in part to repay the outstanding balance of our 9.0% non-recourse notes, due on or before 2033 (the "Non-Recourse 2033 Notes") that were issued in November 2018. The Non-Recourse 2035 Notes are secured by all of the Issuer II’s rights, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in TRC. The Issuer II Class C Units entitle the Issuer II to receive 63.75% of the economic interest that TRC receives in any future payments made by GSK under the agreements described above, or 75% of the income from our 85% ownership interest in TRC.

Other Economic Interests

VIBATIV® (telavancin)

VIBATIV is an FDA-approved injectable antibiotic used in the treatment of certain serious bacterial infections including hospital-acquired and ventilator-associated bacterial pneumonia (“HABP”/”VABP”), as well as complicated skin and skin structure infections (“cSSSI”). This life-saving antibiotic was discovered and developed by us and is designed for difficult to treat Gram-positive bacterial infections, including those that are classified as methicillin-resistant (“MRSA”) or multidrug-resistant.

In November 2018, we sold VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to an Asset Purchase Agreement (the “Agreement”). Under the Agreement, Cumberland paid us $20.0 million at the closing of the transaction and $5.0 million in April 2019. In addition, Cumberland pays us tiered royalties of up to 20% of US net sales of VIBATIV until such time as royalties cumulatively total $100.0 million.

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

Skin-selective Pan-JAK inhibitor program

In December 2019, we entered into a global license agreement with Pfizer Inc. (“Pfizer”) for our preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic and respiratory applications. We received an upfront cash payment of $10.0 million and are eligible to receive up to an additional $240.0 million in development and sales milestone payments from Pfizer. In addition, we are eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

Research Projects

Our research goal is to design organ-selective medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. The intention is to expand the therapeutic index of our potential medicines compared to conventional systemic therapies. Our efforts leverage years of experience in developing lung-selective medicines, such as YUPELRI, to treat respiratory diseases, and have led to the discovery of the gut-selective pan-JAK inhibitor TD-1473 and irreversible JAK3 inhibitor TD-5202 for inflammatory intestinal diseases and the lung-selective inhaled JAK inhibitor TD-8236 and nebulized pan JAK inhibitor TD-0903 in serious respiratory disease. We plan to advance towards the clinic other research projects with various mechanisms of action, each specifically tailored for the organ of interest, as we identify and validate potentially appropriate compounds. Our research is focused in the areas of inflammation and immunology, and our pipeline of internally discovered programs is targeted to address significant patient needs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, revenue recognition and clinical trial expenses that are not readily apparent from other sources. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are highly uncertain. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Revenue

Revenue, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Collaboration revenue	$6,632	$5,338	$1,294	24%
Licensing revenue	1,500	—	1,500	NM
Mylan collaboration agreement	11,730	—	11,730	NM
Total revenue	$19,862	$5,338	$14,524	272%

NM: Not Meaningful

Collaboration revenue increased by $1.3 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was attributed to a larger portion of recognized revenue related to the $100.0 million upfront payment from the Janssen collaboration agreement that was entered into in February 2018.

Licensing revenue was $1.5 million for the three months ended March 31, 2020 resulting from the achievement of a milestone related to the acceptance of a clinical trial application associated with the commercialization and development rights to nebulized revefenacin in China and adjacent territories under the Mylan licensing agreement.

We are entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI. In accordance with the applicable accounting guidance, amounts receivable from Mylan in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Mylan collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Mylan in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Mylan attributed to the 65% cost-sharing of our R&D expenses is characterized as a reduction of R&D expense, as we do not consider performing research and development services for reimbursement to be a part of our ordinary operations.

For the three months ended March 31, 2020, we recognized $11.7 million in revenue from the Mylan collaboration agreement for YUPELRI which represented the receivables due from Mylan during the period. YUPELRI was formally launched in the first quarter of 2019, and we did not recognize any revenue related to YUPELRI during the three months ended March 31, 2019.

Research and Development

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable period:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Employee-related	$16,202	$18,396	$(2,194)	(12)%
Share-based compensation	7,865	6,159	1,706	28
External-related	33,103	20,669	12,434	60
Facilities, depreciation and other allocated expenses	8,843	8,594	249	3
Total research & development	$66,013	$53,818	$12,195	23%

R&D expenses increased by $12.2 million for the three months ended March 31, 2020 compared to same period in 2019. The increase was primarily attributed to a $12.4 million increase in external-related expenses and a $1.7 million increase in share-based compensation expense. The increase in external-related expenses was primarily due to the advancement of our priority programs, notably TD-1473, ampreloxetine, and TD-8236. The increase in share-based compensation expense was primarily due an increase in annual grants of share-based awards to employees.

The increases above were partially offset by a $2.2 million decrease in employee-related expenses. The decrease in employee-related expenses was primarily attributed to lower payroll and other costs resulting from our workforce reduction in the first quarter of 2019.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $2.5 million and $1.6 million for three months ended March 31, 2020 and 2019, respectively.

We anticipate our future R&D expenses will increase from the current levels over the next 12 months due primarily to the progression of our priority programs and the advancement of our research programs into the clinic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Selling, general and administrative	$26,325	$25,186	$1,139	5%

Selling, general and administrative expenses increased by $1.1 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was primarily attributed to a $1.4 million increase in share-based compensation expense, a $0.8 million increase in employee-related expenses, and a $0.6 million increase in external-related expenses. The increase in share-based compensation expense was primarily due to an increase in annual grants of share-based awards to employees, and the increases in employee-related expenses and external-related expenses were primarily due to additional expenses incurred in support of YUPELRI.

These increases above were partially offset by a $1.4 million decrease related to collaboration expenses payable to Mylan in connection with the commercialization of YUPELRI which was formally launched in the first quarter of 2019.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Income from investment in TRC, LLC	$13,515	$6,229	$7,286	117%

The income from investment in TRC, LLC represents our share of the royalty payments from GSK to TRC on the net sales of TRELEGY ELLIPTA (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Income from investment in TRC increased by $7.3 million for the three months ended March 31, 2020 compared to the same period in 2019 and was primarily attributed to sales growth of TRELEGY ELLIPTA.

In connection with the issuance of our $380.0 million net principal amount Non-Recourse 2035 Notes in February 2020, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2035 Notes and is not available to pay other creditor obligations or claims.

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes, the retired Non-Recourse 2033 Notes, and the recently issued Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Interest expense	$(9,941)	$(7,858)	$(2,083)	27%

Interest expense increased by $2.1 million for the three months ended March 31, 2020 compared to the same period in 2019. The increase was attributed to additional interest expense related to the issuance of the Non-Recourse 2035 Notes in February 2020. The Non-Recourse 2035 Notes have a net principal amount of $380.0 million and an interest rate of 9.5% compared to the retired Non-Recourse 2033 Notes which had an original net principal amount of $237.5 million and an interest rate of 9.0%.

Loss on Extinguishment of Debt

Loss on extinguishment of debt as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Loss on extinguishment of debt	$(15,464)	$—	$(15,464)	NM	%

NM: Not Meaningful

The $15.5 million loss on extinguishment of debt is related to the issuance of the Non-Recourse 2035 Notes in February 2020. A portion of the proceeds from the Non-Recourse 2035 Notes were used to repay the outstanding balance of the Non-Recourse 2033 Notes that were issued in November 2018. The $15.5 million loss was comprised of a redemption premium related to the early repayment of the Non-Recourse 2033 Notes and the write-off of the previously deferred debt issuance costs related to the portion of the Non-Recourse 2033 Notes that was considered extinguished.

Interest and Other Income, net

Interest and other income, net, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Interest and other income, net	$1,460	$2,795	$(1,335)	(48)%

Interest and other income decreased by $1.3 million for the three months ended March 31, 2020 compared to the same period in 2019. The decrease was primarily attributed to the additional interest income earned in the first quarter of 2019 resulting from higher investment balances following the issuance of the Non-Recourse 2033 Notes in November 2018.

Provision for Income Tax

The provision for income tax, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2020	2019	$	%
Provision for income tax expense	$(147)	$(80)	$(67)	84%

For the three months ended March 31, 2020, the provision for income tax expense increased slightly by approximately $0.1 million compared to the same period in 2019. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2017. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

We have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of March 31, 2020, we had approximately $492.1 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of March 31, 2020, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $380.0 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us as discussed in “Economic Interest in GSK-Partnered Respiratory Programs—Theravance Respiratory Company, LLC” section above.

The Non-Recourse 2035 Notes were issued on February 28, 2020 and are secured by all of the Triple Royalty Sub II LLC’s (the “Issuer II”) rights, title and interest as a holder of the Issuer II Class C Units in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes will be the 63.75% economic interest of the Issuer (evidenced by the Issuer II Class C Units) in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the Trelegy Ellipta program. As a result, the holders of the Non-Recourse 2035 Notes have no recourse against Theravance Biopharma even if the TRELEGY ELLIPTA payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. While the holders of the Non-Recourse 2035 Notes have no recourse against Theravance Biopharma, the terms of the Non-Recourse 2035 Notes also provide that Theravance Biopharma, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

A portion of the proceeds from the Non-Recourse 2035 Notes issuance were used to repay, in full, the remaining outstanding balance of the Non-Recourse 2033 Notes, as well as, a 5% premium on the early redemption of the Non-Recourse 2033 Notes. The Non-Recourse 2033 Notes were issued in November 2018 and were structured similarly to the Non-Recourse 2035 Notes.

We expect to continue to incur net losses over at least the next several years due to significant expenditures relating to our continuing drug discovery efforts, preclinical and clinical development of our current product candidates and commercialization costs relating to YUPELRI. In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In addition, we expect to invest strategically in our research efforts to continue to grow our development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones. Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, the COVID-19 pandemic, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of any approved products, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash and cash equivalents and marketable securities will be sufficient to fund our operations for at least the next 12 months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

On February 14, 2020, we sold 5,500,000 ordinary shares at a price to the public of $27.00 per share (the “Shares”). The gross proceeds from the offering were approximately $148.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Shares were issued pursuant to our currently effective shelf registration statement on Form S-3, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,
(In thousands)	2020	2019	Change
Net cash used in operating activities	$(55,101)	$(81,193)	$26,092
Net cash provided by (used in) investing activities	68,403	(72,160)	140,563
Net cash provided by (used in) financing activities	261,432	(1,433)	262,865

Cash flows used in operating activities

Net cash used in operating activities was $55.1 million for the three months ended March 31, 2020, consisting primarily of a net loss of $83.1 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $35.4 million and a net decrease in cash resulting from changes in operating assets and liabilities of $7.4 million. Overall, net cash used in operating activities decreased by $26.1 million compared to the comparable period in 2019 and was primarily due to (i) the $15.5 million reconciling adjustment to net loss related to the loss on the extinguishment of debt; (ii) a $8.5 million increase in cash received related to amounts due from TRC, LLC; and (iii) an $8.9 million decrease in net cash used related to other operating assets and liabilities primarily due to an increase in the receivables from collaborative and licensing arrangements and other prepaid and current assets. These changes were partially offset by a $10.5 million increase in our net loss during the comparable periods.

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

Cash flows provided by (used in) investing activities

Net cash provided by investing activities was $68.4 million for the three months ended March 31, 2020, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $54.4 million and $14.9 million from the sale of marketable securities.

Net cash used in investing activities was $72.2 million for the three months ended March 31, 2019, consisting of cash outflows resulting from net purchases and maturities of marketable securities of $70.9 million and $1.2 million in cash outflow related to the acquisition of property and equipment.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities was $261.4 million for the three months ended March 31, 2020, consisting primarily of the sale of 5,500,000 ordinary shares for total net proceeds of $139.9 million and the issuance of our Non-Recourse 2035 Notes for total net proceeds of $374.9 million. A portion of the of the Non-Recourse 2035 Notes proceeds were used to repay, in full, the remaining $235.3 million outstanding balance of our Non-Recourse 2033 Notes and an $11.5 million redemption premium related to the payoff of the Non-Recourse 2033 Notes. In addition to the above, net cash inflow provided by financing activities was partially offset by the repurchase of shares to satisfy tax withholding obligations in the amount of $6.8 million.

Net cash used in financing activities was $1.4 million for the three months ended March 31, 2019 and primarily consisted of the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2020.

Performance-Contingent Awards

In 2016, we granted long-term retention and incentive restricted share awards (“RSAs”) and restricted share units (“RSUs”) to members of senior management and long-term retention and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on meeting certain operating goals and objectives during the five-year period from 2016 to December 31, 2020. These goals are strategically important for us, and we believe the goals should increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment, and they are broken into three separate tranches. We recognize compensation expense relating to awards subject to performance conditions if it is considered probable that the performance goals will be achieved. The probability of achievement is reassessed at each quarter-end reporting period. Previously recognized expense is reversed in the period in which it becomes probable that the requisite service period will not be rendered.

We determined that achievement of the requisite performance conditions for the first tranche was completed in June 2018, and the expense associated with this first tranche was fully recognized in 2018. We determined that achievement of the requisite performance conditions for the second tranche were completed in February 2019, and the expense associated with this second tranche was fully recognized as of March 31, 2020. For the three months ended March 31, 2020, we recognized $0.4 million and $0.5 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards.

In December 2019, we determined that the requisite performance conditions for the third tranche was probable of vesting. For the three months ended March 31, 2020, we recognized $0.6 million and $0.8 million of share-based compensation expense and cash bonus expense, respectively, related to the third tranche of these awards. As of March 31, 2020, the maximum remaining share-based compensation expense and cash bonus expense associated with the third tranche was $2.3 million and $2.7 million, respectively.

Separate from the performance-contingent awards described above, we periodically grant performance-contingent RSUs to individual employees. For the three months ended March 31, 2020, we recognized $0.2 million of share-based compensation expense related to such awards. As of March 31, 2020, there were 120,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $2.3 million with performance expiration dates ranging from December 2020 to June 2022.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of March 31, 2020, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2020 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three months ended March 31, 2020 and years ended December 31, 2019 and 2018, we recognized net losses of $83.1 million, $236.5 million, and $215.5 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.3 billion as of March 31, 2020. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of TD-1473 in ulcerative colitis, we initiated a Phase 2 induction study of TD-1473 in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial. We will incur costs and expenses associated with our co-promotion agreement with Mylan for commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

•	our earlier stage potential products move into later-stage clinical development, which is generally more expensive than early stage development;
•	additional preclinical product candidates are selected for clinical development;
•	we pursue clinical development of our potential or current products in new indications;
•	our clinical trials become more complicated due to the COVID-19 pandemic or other similar external factors;
•	we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or

•	we acquire or in-license additional technologies, product candidates, products or businesses.

While we are generating revenues from (i) sales of YUPELRI, (ii) our economic interest in royalties from net sales of TRELEGY ELLIPTA paid to TRC (63.75% of which amounts are used to make payments on the Non-Recourse 2033 Notes), (iii) payments under collaboration agreements, and (iv) minor royalties from the net sales of VIBATIV, we do not expect to generate significant revenues or become profitable in the immediate future. As a result of the COVID-19 pandemic (defined below), we could experience declines in revenues from these sources. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive for the foreseeable future.

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

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our business has been and will continue to be adversely affected by the recent widespread and contagious outbreak of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”). Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. For example, our personnel located at our headquarters in California and elsewhere in the US, Ireland and in other countries, are currently subject to shelter-in-place or stay-at-home orders from state and local governments. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. In addition, certain aspects of our business, such as laboratory-based research, cannot be conducted remotely and other aspects of our business, like our hospital-based sales team, our field-based medical affairs team, and our support of sites in our clinical trials, cannot be accomplished as effectively or efficiently remotely. These measures by government authorities may continue to remain in place for a significant period of time, and they are likely to continue to adversely affect our business and results of operations.

In addition, we expect sales cycles, particularly for new customers, to be impacted as a result of the COVID-19 pandemic, and we have observed increased volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting, where healthcare workers are prioritizing the treatment of patients with or suspected of COVID-19 disease. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic, and we are engaging with these customers remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. We may see declines in customer orders or delays in starting new patients on YUPELRI as a result of, among other things, advance sales due to an early stock-up of supply, a shift in our marketing efforts to remote communication methods, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk exposure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for a higher degree of volatility during the remainder of 2020 as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In addition, the COVID-19 pandemic makes the conduct of clinical trials more challenging given the paramount importance of adequate safety monitoring, collection of data and distribution of study drug, all of which are traditionally achieved by in person visits to our study sites. We expect challenges to arise from quarantines, shelter-in-place or stay-at-home orders, site closures, travel limitations, potential interruptions to the supply chain for investigational products, or other considerations if site personnel or trial subjects become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. In light of the COVID-19 pandemic, the Company is implementing mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols, but there is a risk that our trial data could be impacted if our efforts are insufficient. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact. Furthermore, we cannot assure you that our recent publicly-announced initiatives addressing COVID-19 will result in commercially-viable products.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and cancellation of physical participation in commercial activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects will have a material adverse impact on our future results of operations.

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

●	challenges with recruitment and/or progressing patients through the study due to the COVID-19 pandemic, as discussed further in the risk factor entitled “We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations”;
•	failure of our partners to advance our product candidates through clinical development;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and
•	a regional disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs as we are currently experiencing due to the COVID-19 pandemic, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe or efficacious, could have a material adverse effect on our business and cause the price of our securities to fall.

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

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate unless and until the FDA approves an NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates comply with the regulatory requirements for the quality of medicinal products and are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall” above for additional information. The rapidly shifting environment surrounding the collective response to the COVID-19 pandemic has led to additional guidance from US and foreign regulatory agencies with respect to numerous matters regarding the conduct of clinical trials in general and the development of COVID-19 related therapies, which is subject to the risk of further change, misinterpretation or non-compliance due to the rapidly changing regulatory landscape. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25%

convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”) nor the terms of the Issuer II’s 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. Moreover, 75% of the income from our investment in TRC, as evidenced by the Issuer II Class C Units, is currently available only for payment of the Non-Recourse 2035 Notes and is not available to pay our other obligations or the claims of our other creditors. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. For example, in February 2020, we closed a public offering of 5,500,000 ordinary shares. Since our Spin-Off in June 2014, we have raised an aggregate of $1.1 billion in a combination of (i) the sale of approximately 23.0 million ordinary shares, and (ii) $630.0 million aggregate principal amount of notes. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Our partners have in the past and may in the future not fulfill all of their obligations under these agreements, and, in certain circumstances, they or we may terminate our partnership with them. In addition, our partners may also be facing significant business interruptions as a result of the COVID-19 pandemic. In either event, we may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

We do not control TRC and, in particular, have no control over the GSK-Partnered Respiratory Programs or access to non-public information regarding the development of the GSK-Partnered Respiratory Programs.

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest covers various drug programs including in particular all TRELEGY ELLIPTA (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA inhaler, previously referred to as the Closed Triple) products. Our economic interest does not include any payments by GSK associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners, including any adverse impacts on GSK’s operations as a result of the COVID-19 pandemic.

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

●	any adverse effects resulting from the COVID-19 pandemic;
•	any safety, efficacy or other concerns regarding any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest; or
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

Based on our review of publicly available filings, as of March 31, 2020, GSK beneficially owned 15.3% of our outstanding ordinary shares. GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

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

•	any future withholding by Innoviva or TRC of royalty distributions;
•	GSK’s ability to have an adequate supply of their respective product;
•	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
•	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;
•	competition, whether from current competitors or new products developed by others in the future;
•	claims relating to intellectual property;
•	any future disruptions in GSK’s business which would affect its ability to commercialize the product, including, disruptions due to the COVID-19 pandemic;
•	the ability of TRELEGY ELLIPTA to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
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

We depend on independent clinical investigators, contract research and manufacturing organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical, laboratory and manufacturing practices (“GXPs”) and other regulations as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations and practices in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities. Furthermore, to the extent the operations of these third parties are disrupted as result of the COVID-19 pandemic or otherwise, our development programs could be delayed.

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

We have limited in-house production capabilities for preclinical and clinical study purposes and depend primarily on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, these third parties are unable or unwilling to perform, or if their performance does not meet regulatory requirements, we may not be able to locate alternative manufacturers or enter into acceptable agreements with them. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay preclinical and clinical studies and prevent us from developing our product candidates in a cost-effective manner or on a timely basis. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

We have a significant amount of debt, including our Non-Recourse 2035 Notes and Convertible Senior 2023 Notes, that are senior in capital structure and cash flow, respectively, to holders of our ordinary shares. Satisfying the obligations relating to our debt could adversely affect the amount or timing of distributions to our shareholders.

As of March 31, 2020, we had $665.3 million in total long-term liabilities outstanding, comprised primarily of $380.0 million in net principal that remains outstanding under the Issuer II’s Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

Until the Non-Recourse 2035 Notes are paid in full, holders of the Non-Recourse 2035 Notes have a perfected security interest in the Issuer II Class C Units that represent a 63.75% economic interest in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the TRELEGY ELLIPTA program.

Prior to and including the December 5, 2024 payment date, the terms of the Non-Recourse 2035 Notes provide that in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. The terms of the Non-Recourse 2035 Notes also provide that Theravance Biopharma, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

Satisfying the obligations of these Notes could adversely affect the amount or timing of any distributions to our shareholders. In addition, the Non-Recourse 2035 Notes may be redeemed by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. We may further choose to satisfy, repurchase, or refinance any Non-Recourse 2035 Notes, to the extent allowable, through public or private equity or debt financings if we deem such financings are available on favorable terms. If any or all of the Convertible Senior 2023 Notes are not converted into our ordinary shares before the maturity date, we will have to pay the holders the full aggregate principal amount of the Convertible Senior 2023 Notes then outstanding. If the Non-Recourse 2035 Notes are not refinanced or paid in full the holders of the Non-Recourse 2035 Notes will have the right to foreclose on the Issuer II Class C Units that represent a 63.75% economic interest in future royalties due on net sales of TRELEGY ELLIPTA and related assets. If the Issuer II Class C Units are foreclosed upon, we will lose any right to receive 75% of the future royalty payments made by GSK in connection with the net sales of TRELEGY ELLIPTA and related assets. Any of the above payments could have a material adverse effect on our cash position. Our failure to satisfy these obligations may result in a default under the applicable indenture governing these Notes, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

Servicing our Convertible Senior 2023 Notes requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt. Additionally, holders may require us to repurchase our Convertible Senior 2023 Notes under certain circumstances, and we may not have sufficient cash to do so.

Our ability to make interest or principal payments when due or to refinance the Convertible Senior 2023 Notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations sufficient to satisfy our obligations under the Convertible Senior 2023 Notes and any future indebtedness we may incur and to make necessary capital expenditures. In addition, the issuance of the Non-Recourse 2035 Notes reduced the cash available for us to make interest or principal payments on, or to refinance, the Convertible Senior 2023 Notes. We may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Senior 2023 Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities on desirable terms or at all, which could result in a default on the Convertible Senior 2023 Notes or future indebtedness.

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

Global economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to the decision by the United Kingdom (“UK”) to initiate the formal procedure of withdrawal from the EU (often referred to as “Brexit”), current global economic challenges, the COVID-19 pandemic, and other disruptions to global and regional economies and markets.

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

External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil or similar events in many parts of the world, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. These geopolitical, social and economic conditions could harm our business.

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI may not be sufficiently accepted by these parties. YUPELRI competes predominantly with short-acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. We have seen increased volatility in sales of YUPELRI coinciding with the suspension of in person sales calls, having less access to physicians and other healthcare providers and the progression of the COVID-19 pandemic and, if physicians, patients, third party payors, or the medical community in general believe that nebulized therapy presents a risk of further spreading the SARS-COV-2 virus or that YUPELRI is otherwise not a preferred treatment option for those with COPD, we may see declines. Shifts to novel marketing tactics are being deployed in an effort to keep awareness levels and business generation positive, but these untested and unvalidated tactics may not be effective at maintaining YUPELRI brand growth. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

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

If we are not successful in maintaining a sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure and the ability to obtain access to and educate adequate numbers of physicians about prescribing YUPELRI in appropriate clinical situations, we will have difficulty maintaining effective commercialization of YUPELRI, which would adversely affect our business and financial results and the condition and the price of our securities could fall.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands, the US, the UK and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland has implemented certain tax law changes and is expected to implement additional tax law changes to comply with the European Union Anti-Tax Avoidance Directives. These changes include the first ever Irish controlled foreign company (“CFC”) rules which came into effect on January 1, 2019. Due to provisions in Finance Bill 2019, Ireland will also implement certain transfer pricing rule changes, with effect from 2020. We are continuing to evaluate and monitor the applicability of the CFC rules published in Finance Act 2018, but our current assessment, based on the rules and guidance published to date, is that the rules are unlikely to have a material impact on our operations. Statutory language has been provided for the transfer pricing rule changes, and we believe that the transfer pricing rules are unlikely to have a material impact on our operations. New UK tax legislation was introduced by the Finance Act 2019 (“FA 2019”) that imposes a tax related to offshore receipts in respect of intangible property held in low tax jurisdictions (“ORIP”) and became effective in April 2019. FA 2019 also included a power for amendments to the ORIP legislation to be made by regulation by December 31, 2019. On October 15, 2019, the UK published further guidance intended to facilitate the administration of the ORIP regime. However, a number of issues and areas of uncertainty remain. We have reviewed the original legislation in conjunction with the guidance and believe that the ORIP regime may apply to certain cash receipts. Based on this analysis, we believe that the ORIP charge on UK-derived cash receipts through 2020 is not material. In April 2020, we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We are evaluating whether the interpretation of this regulation could apply to our facts and circumstances, and we may establish a reserve related to this matter upon conclusion of our analysis during the second quarter of 2020.

In April 2020, we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. We are evaluating whether the current interpretation of this regulation could apply to our facts and circumstances, and we may establish a reserve related to this matter upon conclusion of our analysis during the second quarter of 2020. Based on our initial analysis, we do not believe that a reserve would be material. However, additional guidance on this regulation could change this analysis and consequently impact our condensed consolidated financial statements.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2019, we do not believe that our Company is a PFIC since 2015. We do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2020, we owned 456 issued US patents and 1,720 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health-related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (together the “Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the US, primarily through the imposition of health insurance mandates on employers and individuals, the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

Healthcare providers, physicians, distributors and third-party payors play a primary role in the distribution, recommendation and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs. In October 2019, the federal government published a proposed regulation that would create new safe harbors for (among other things) certain value-based arrangements and patient engagement tools and modify and clarify the scope of existing safe harbors for warranties and personal service agreements; even if it is finalized, the impact of the proposed regulation on our operations is not yet clear.

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

RISKS RELATING TO OUR ORDINARY SHARES

The market price for our shares has and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares.

The market price for our shares has and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

•	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;
•	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;
•	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;
•	regulatory developments in the US and foreign countries;
•	announcements with respect to governmental or private insurer reimbursement policies;
•	announcements of equity or debt financings;
•	possible impairment charges on non-marketable equity securities;
•	economic and other external factors beyond our control, such as the COVID-19 pandemic and fluctuations in interest rates;
•	loss of key personnel;
•	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;
•	low public market trading volumes for our ordinary shares related in part to the concentration of ownership of our shares;
•

the sale of large concentrations of our shares, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our largest shareholder, Woodford Investment Management Limited, divested its holdings in 2019;

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

Based on our review of publicly available filings, as of March 31, 2020, our three largest shareholders collectively owned 43.9% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

We understand that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Theravance Biopharma judgments of courts of the US predicated upon the civil liability provisions of the securities laws of the US or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Theravance Biopharma predicated upon the civil liability provisions of the securities laws of the US or any State, on the grounds that such provisions are penal in nature. However, in the case of laws that are not penal in nature, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the US, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands’ judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court, including the Grand Court of the Cayman Islands, may stay proceedings if concurrent proceedings are being brought elsewhere, which would delay proceedings and make it more difficult for our shareholders to bring action against us.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1	Brett K. Haumann Transfer to Theravance Biopharma UK Ltd. Memo	X

10.2	Brett K. Haumann Theravance Biopharma UK Ltd. Contract of Employment	X

10.3	First Amendment of Registration Rights Agreement with Glaxo Group Limited	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2020, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Deficit, (iv)  the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: May 8, 2020	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)