Form 10-Q
period 2020-06-30
Theravance Biopharma, Inc.
filed 2020-08-10
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the number of the registrant’s outstanding ordinary shares was 63,515,410.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$104,735	$58,064
Short-term marketable securities	333,605	222,767
Receivables from collaborative arrangements	11,413	11,996
Receivables from licensing arrangements	—	10,000
Amounts due from TRC, LLC	35,509	28,574
Other prepaid and current assets	13,124	7,087
Total current assets	498,386	338,488
Property and equipment, net	14,433	12,644
Long-term marketable securities	—	4,985
Operating lease assets	45,184	46,604
Tax receivable	3,986	3,682
Restricted cash	833	833
Other assets	1,508	1,590
Total assets	$564,330	$408,826

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$10,065	$4,758
Accrued personnel-related expenses	26,757	28,180
Accrued clinical and development expenses	25,229	17,587
Accrued interest payable	3,702	5,659
Non-recourse notes due 2033, net	—	9,851
Operating lease liabilities	8,741	7,762
Deferred revenue	25,062	31,575
Other accrued liabilities	7,018	6,331
Total current liabilities	106,574	111,703
Convertible senior notes due 2023, net	226,427	225,890
Non-recourse notes due 2035, net	375,266	—
Non-recourse notes due 2033, net	—	219,300
Long-term operating lease liabilities	47,631	47,725
Long-term deferred revenue	1,154	6,761
Other long-term liabilities	9,614	21,287
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 63,515 and 57,015 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,191,923	1,024,614
Accumulated other comprehensive income	280	145
Accumulated deficit	(1,394,540)	(1,248,600)
Total shareholders’ deficit	(202,336)	(223,840)
Total liabilities and shareholders’ deficit	$564,330	$408,826

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenue:
Collaboration revenue	$5,488	$7,493	$12,120	$12,831
Licensing revenue	—	18,500	1,500	18,500
Mylan collaboration agreement	9,520	157	21,250	157
Total revenue	15,008	26,150	34,870	31,488

Costs and expenses:
Research and development (1)	62,404	46,399	128,417	100,217
Selling, general and administrative (1)	24,780	22,227	51,105	47,413
Total costs and expenses	87,184	68,626	179,522	147,630

Loss from operations	(72,176)	(42,476)	(144,652)	(116,142)
Income from investment in TRC, LLC	21,381	8,366	34,896	14,595
Interest expense	(11,391)	(7,901)	(21,332)	(15,759)
Loss on extinguishment of debt	—	—	(15,464)	—
Interest and other income (expense), net	(662)	2,374	798	5,169
Loss before income taxes	(62,848)	(39,637)	(145,754)	(112,137)
Provision for income tax expense	(39)	(201)	(186)	(281)
Net loss	$(62,887)	$(39,838)	$(145,940)	$(112,418)

Net unrealized gain (loss) on available-for-sale investments	(232)	165	135	295
Total comprehensive loss	$(63,119)	$(39,673)	$(145,805)	$(112,123)

Net loss per share:
Basic and diluted net loss per share	$(1.00)	$(0.72)	$(2.39)	$(2.04)
Shares used to compute basic and diluted net loss per share	62,861	55,529	61,162	55,235
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development	$8,098	$5,720	$15,963	$11,880
Selling, general and administrative	8,487	5,578	15,898	11,639
Total share-based compensation expense	$16,585	$11,298	$31,861	$23,519

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at March 31, 2020	63,004	$1	$1,173,204	$512	$(1,331,653)	$(157,936)
Proceeds from ESPP purchases	168	—	2,545	—	—	2,545
Employee share-based compensation expense	—	—	16,585	—	—	16,585
Issuance of restricted shares	353	—	—	—	—	—
Option exercises	33	—	733	—	—	733
Repurchase of shares to satisfy tax withholding	(43)	—	(1,144)	—	—	(1,144)
Net unrealized loss on marketable securities	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(62,887)	(62,887)
Balances at June 30, 2020	63,515	$1	$1,191,923	$280	$(1,394,540)	$(202,336)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Proceeds from ESPP purchases	168	—	2,545	—	—	2,545
Employee share-based compensation expense	—	—	31,861	—	—	31,861
Issuance of restricted shares	1,097	—	—	—	—	—
Option exercises	41	—	936	—	—	936
Repurchase of shares to satisfy tax withholding	(306)	—	(7,948)	—	—	(7,948)
Net unrealized gain on marketable securities	—	—	—	135	—	135
Net loss	—	—	—	—	(145,940)	(145,940)
Balances at June 30, 2020	63,515	$1	$1,191,923	$280	$(1,394,540)	$(202,336)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at March 31, 2019	56,122	$1	$971,508	$(36)	$(1,084,725)	$(113,252)
Proceeds from ESPP purchases	145	—	2,605	—	—	2,605
Employee share-based compensation expense	—	—	11,298	—	—	11,298
Issuance of restricted shares	263	—	—	—	—	—
Option exercises	107	—	2,292	—	—	2,292
Repurchase of shares to satisfy tax withholding	—	—	(494)	—	—	(494)
Net unrealized gain on marketable securities	—	—	—	165	—	165
Net loss	—	—	—	—	(39,838)	(39,838)
Balances at June 30, 2019	56,637	$1	$987,209	$129	$(1,124,563)	$(137,224)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Proceeds from ESPP purchases	145	—	2,605	—	—	2,605
Employee share-based compensation expense	—	—	23,519	—	—	23,519
Issuance of restricted shares	689	—	—	—	—	—
Option exercises	122	—	2,545	—	—	2,545
Repurchase of shares to satisfy tax withholding	—	—	(2,181)	—	—	(2,181)
Net unrealized gain on marketable securities	—	—	—	295	—	295
Net loss	—	—	—	—	(112,418)	(112,418)
Balances at June 30, 2019	56,637	$1	$987,209	$129	$(1,124,563)	$(137,224)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(145,940)	$(112,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,034	2,867
Amortization and accretion income, net	(854)	(1,696)
Share-based compensation	31,861	23,519
Amortization of right-of-use assets	1,420	2,016
Amounts due from TRC, LLC	(6,934)	(14,595)
Interest shortfall on 2035 notes, net	1,093	—
Loss on extinguishment of debt	15,464	—
Other	(4)	53
Changes in operating assets and liabilities:
Accounts receivable	—	389
Receivables from collaborative and licensing arrangements	10,583	9,074
Other prepaid and current assets	(6,039)	(2,407)
Tax receivable	(300)	(3,700)
Other assets	(73)	2
Accounts payable	6,012	(5,491)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(5,753)	(15,580)
Accrued interest payable	(1,957)	2,672
Deferred revenue	(12,120)	(12,826)
Operating lease liabilities	885	(1,371)
Other long-term liabilities	175	269
Net cash used in operating activities	(108,447)	(129,223)

Investing activities
Purchases of property and equipment	(3,322)	(1,796)
Purchases of marketable securities	(280,495)	(208,028)
Maturities of marketable securities	155,703	131,368
Proceeds from the sale of marketable securities	19,927	—
Proceeds from the sale of property and equipment	1	—
Proceeds from the sale of VIBATIV business, net	—	5,000
Net cash used in investing activities	(108,186)	(73,456)

Financing activities
Proceeds from the sale of ordinary shares, net	139,915	—
Proceeds from issuance of 2035 notes, net	380,000	—
Payment of issuance costs on 2035 notes	(5,326)	—
Payment of redemption premium on 2033 notes	(11,470)	—
Principal payment on 2033 notes	(235,347)	—
Proceeds from ESPP purchases	2,545	2,605
Proceeds from option exercises	936	2,545
Repurchase of shares to satisfy tax withholding	(7,948)	(2,181)
Net cash provided by financing activities	263,305	2,969

Net increase (decrease) in cash, cash equivalents, and restricted cash	46,671	(199,710)
Cash, cash equivalents, and restricted cash at beginning of period	58,897	378,854
Cash, cash equivalents, and restricted cash at end of period	$105,568	$179,144

Supplemental disclosure of cash flow information
Cash paid for interest	$20,287	$11,753
Cash paid for income taxes, net	$14	$21
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$49,847
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

Basis of Presentation

The Company’s condensed consolidated financial information as of June 30, 2020, and the three and six months ended June 30, 2020 and 2019 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2019 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Furthermore, the estimates used in the preparation of the Company’s condensed consolidated financial statements may change due to the uncertainty and disruption in the global economy and financial markets related to the novel coronavirus (“COVID-19”) pandemic. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, expenses, clinical trials, and research and development costs, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic and the actions taken to contain or treat the disease.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Numerator:
Net loss	$(62,887)	$(39,838)	$(145,940)	$(112,418)
Denominator:
Weighted-average common shares outstanding	63,275	56,407	61,676	56,114
Less: weighted-average common shares subject to forfeiture	(414)	(878)	(514)	(879)
Weighted-average common shares used to compute basic and diluted net loss per share	62,861	55,529	61,162	55,235
Basic and diluted net loss per share	$(1.00)	$(0.72)	$(2.39)	$(2.04)

For the three and six months ended June 30, 2020 and 2019, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Share issuances under equity incentive plans and ESPP	5,713	7,468	5,741	6,227
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	12,389	14,144	12,417	12,903

As of June 30, 2019, there were 468,000 shares subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above, and there were no such shares excluded as of June 30, 2020.

GlaxoSmithKline plc Senior Notes Offering

On June 22, 2020, GSK Finance (No.3) plc (“GSK Finance”), a wholly-owned subsidiary of GlaxoSmithKline plc (“GSK”), issued $280,336,000 of exchangeable senior notes due 2023 (“the GSK Notes”), initially exchangeable into 9,644,792 ordinary shares of Theravance Biopharma currently held by GSK and its affiliates. The GSK Notes are guaranteed by GSK and will be exchangeable at the option of noteholders on any business day on or after September 1, 2020. The GSK Notes will mature on June 22, 2023 and do not bear interest. The GSK Notes were offered at an issue price 108.5% of their principal amount. The initial exchange rate is 34.4044 shares of Theravance Biopharma ordinary shares per $1,000 principal amount of GSK Notes, which is equivalent to an initial exchange price of approximately $29.066 per share, representing a premium of 35% over the volume weighted average price of Theravance Biopharma’s ordinary shares on June 17, 2020.

Upon exchange of the GSK Notes, GSK Finance is expected to deliver its ordinary shares of Theravance Biopharma, but may at its option under certain circumstances, deliver cash or a combination of Theravance Biopharma ordinary shares and cash to noteholders. The GSK Offering involves the expected exchange of substantially all of the existing 9,644,807 ordinary shares of Theravance Biopharma held by GSK and its affiliates. Theravance Biopharma will not be issuing any new ordinary shares in connection with the GSK Offering, and Theravance Biopharma did not receive any proceeds from the GSK Offering.

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Janssen	$5,479	$7,392	$12,101	$12,715
Other	9	101	19	116
Total collaboration revenue	$5,488	$7,493	$12,120	$12,831

Changes in Deferred Revenue Balances

Changes in the deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,488	$7,493	$12,120	$12,825
Performance obligations satisfied in previous period	—	—	—	—

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

For the three and six months ended June 30, 2020, the Company recognized $5.5 million and $12.1 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $25.7 million, related to the $100.0 million upfront payment, was recorded in deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the initial Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). Consequently, delays in trial activity and/or changes to the total budget will impact the timing and amount of revenue recognized in any given reporting period. For the three and six months ended June 30, 2020, the Company incurred $9.0 million and $19.2 million, respectively, in research and development costs related to the Janssen Agreement. For the three and six months ended June 30, 2019, the Company incurred $9.0 million and $17.7 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

As of June 30, 2020, excluding the aggregate $30.0 million payment noted above, the Company is eligible to receive from Mylan potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

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

As of June 30, 2020, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation which will be recognized as collaboration revenue over the course of the remaining performance period of approximately twelve years.

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

The following YUPELRI-related amounts were recognized in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Mylan collaboration agreement - Amounts receivable from Mylan	$9,520	$157	$21,250	$157
Collaboration loss - Amounts payable to Mylan	$—	$181	$—	$1,582

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Janssen	$1,563	$784	$2,770	$2,195
Mylan	351	31	1,622	234
Total reduction to R&D expense	$1,914	$815	$4,392	$2,429

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

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2020	2019
Cash and cash equivalents	$104,735	$178,311
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$105,568	$179,144

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

Available-for-sale securities are summarized below:

		June 30, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$189,878	$211	$(2)	$190,087
US government agency securities	Level 2	99,877	37	—	99,914
Corporate notes	Level 2	2,616	9	—	2,625
Commercial paper	Level 2	60,949	27	(2)	60,974
Marketable securities		353,320	284	(4)	353,600
Money market funds	Level 1	30,637	—	—	30,637
Total		$383,957	$284	$(4)	$384,237

		December 31, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$100,746	$108	$—	$100,854
Corporate notes	Level 2	25,466	9	(1)	25,474
Commercial paper	Level 2	112,066	31	(2)	112,095
Marketable securities		238,278	148	(3)	238,423
Money market funds	Level 1	35,736	—	—	35,736
Total		$274,014	$148	$(3)	$274,159

As of June 30, 2020, all of the available-for-sale securities had contractual maturities within 10 months and the weighted-average maturity of marketable securities was approximately 4 months. There have been no material changes to the Company’s valuation techniques during the three and six months ended June 30, 2020.

Available-for-sale debt securities with unrealized losses are summarized below:

	June 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$49,974	$(1)	$—	$—	$49,974	$(1)
Commercial paper	9,991	(2)	—	—	9,991	(2)
Total	$59,965	$(3)	$—	$—	$59,965	$(3)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,507	$(1)	$—	$—	$5,507	$(1)
Commercial paper	28,137	(2)	—	—	28,137	(2)
Total	$33,644	$(3)	$—	$—	$33,644	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of June 30, 2020.

As of June 30, 2020, the Company’s accumulated other comprehensive income on its condensed consolidated balance sheets consisted of net unrealized gains or losses on available-for-sale investments. For the three and six months ended June 30, 2020, the Company sold marketable securities for total proceeds of $5.0 million and $19.9 million, respectively, and recognized minimal net realized gains from the sales based on the specific identification method. The Company did not sell any of its marketable securities for the three and six months ended June 30, 2019.

6. Long-Term Debt

9.5% Non-Recourse Notes Due 2035

On February 21, 2020, Theravance Biopharma R&D, Inc. (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC (the “Issuer II” or “Triple II”), a wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (“Note Purchase Agreements”) with certain note purchasers (“Note Purchasers”), relating to the private placement by Issuer II of $400.0 million 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”). Ninety-five percent of the Non-Recourse 2035 Notes were sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) were retained by the Company to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246). The Retained Notes are eliminated in the Company’s condensed consolidated financial statements. The transaction closed on February 28, 2020.

The Non-Recourse 2035 Notes are secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in Theravance Respiratory Company, LLC (“TRC”). TRC LLC holds the right to receive upward-tiering royalties ranging from 6.5% to 10% on worldwide net sales of TRELEGY, and the Company holds an 85% economic interest in TRC LLC. The Issuer II Class C Units represent 75% of the Company's 85% economic interest, which equates to 63.75% of the economic interests in TRC LLC.

The source of principal and interest payments for the Non-Recourse 2035 Notes are the future royalty payments generated from the TRELEGY program, and as a result, the holders of the Non-Recourse 2035 Notes have no recourse against the Company even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. During the three months ended June 30, 2020, the principal amount of the Non-Recourse 2035 Notes increased by $1.15 million which represented the shortfall between the distributions received from TRC and the total interest payment due in June 2020. While the holders of the Non-Recourse 2035 Notes have no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

The Non-Recourse 2035 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with Glaxo Group Limited or one of its affiliates (“GSK”). See “Note 7. Theravance Respiratory Company, LLC” for further information regarding GSK. The Non-Recourse 2035 Notes may be redeemed by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. The Non-Recourse 2035 Notes bear an annual interest rate of 9.5%, with interest and principal paid quarterly beginning June 5, 2020. Since the principal and interest payments on the Non-Recourse 2035 Notes are ultimately based on royalties from TRELEGY product sales, which will vary from quarter to quarter, the Non-Recourse 2035 Notes may be repaid prior to the final maturity date in 2035. Following the redemption or repayment of the Non-Recourse 2035 Notes, all TRELEGY-related pledged cash flows will revert back to the Company.

The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of June 30, 2020, that are expected to be used to make a principal repayment on the Non-Recourse 2035 Notes within the next 12 months.

The following is a summary of the carrying value of the Non-Recourse 2035 Notes as of June 30, 2020:

June 30,
(In thousands)	2020
9.5% Non-Recourse 2035 Notes
Principal amount	$401,150
Less: 5% retention by the Company	(20,057)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(4,124)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,703)
Total	$375,266

As of June 30, 2020, the net principal and estimated fair value of the Non-Recourse 2035 Notes were both $381.1 million. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

9.0% Non-Recourse Notes Due 2033

In November 2018, the Company entered into note purchase agreements relating to the private placement of $250.0 million aggregate principal amount of 9.0% non-recourse notes, due on or before 2033 (the “Non-Recourse 2033 Notes”) issued by the Company’s wholly-owned subsidiary, Triple Royalty Sub LLC (the “Issuer”). On February 28, 2020, the Company refinanced the Non-Recourse 2033 Notes by issuing the Non-Recourse 2035 Notes and a portion of those proceeds were used to repay, in full, the remaining outstanding balance of the Company’s Non-Recourse 2033 Notes. Pursuant to the terms of the Non-Recourse 2033 Notes, the Company paid a debt redemption premium of 5% of the outstanding principal as of the refinancing date.

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

For debt determined to be extinguished, the total unamortized deferred financing costs and the associated redemption premium of $15.5 million were expensed as “Loss on extinguishment of debt” within the condensed consolidated financial statements of operations for the six months ended June 30, 2020. In addition, $0.3 million of new third-party costs were expensed, and $4.4 million of new creditor fees were capitalized as debt discount. For debt determined to be modified, the related unamortized deferred financing costs of $1.8 million, as of February 28, 2020, continue to be amortized, and $0.5 million of new creditor fees were expensed for the six months ended June 30, 2020.

3.25% Convertible Senior Notes Due 2023

The Company has $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of June 30, 2020 with an estimated fair value of $218.4 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of June 30, 2020. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Theravance Respiratory Company, LLC

Through the Company’s 85% equity interest in TRC, the Company is entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The drug programs assigned to TRC include Trelegy and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program, as monotherapy and in combination with other therapeutically active components, such as an inhaled corticosteroid (“ICS”), and any other product or combination of products that may be discovered and developed in the future under the GSK agreements.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting, and the value of the Company’s equity investment in TRC was $35.5 million and $28.6 million as of June 30, 2020 and December 31, 2019, respectively. This amount includes undistributed earnings from the Company’s investment in TRC which are recorded on the condensed consolidated balance sheets as “Amounts due from TRC, LLC” and are net of the Company’s proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva. Pursuant to the TRC operating agreement, the cash from the TRELEGY royalties, net of any expenses, is distributed to the equity holders quarterly.

For the three and six months ended June 30, 2020, the Company recognized net royalty income of $21.4 million and $34.9 million, respectively, within the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.4 million and $0.6 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, the Company recognized net royalty income of $8.4 million and $14.6 million, respectively, after the deducting the Company’s share of minimal TRC expenses.

On June 10, 2020, the Company disclosed in a Form 8-K its objections to TRC and Innoviva, as the manager of TRC, regarding TRC’s proposed use of funds to invest in certain privately-held companies. The Company has objected to the withholding of funds by TRC for these and similar investments. On July 16, 2020, Innoviva and TRC filed a complaint in Delaware Chancery Court seeking an order establishing that the arbitration award from the parties’ 2019 dispute conclusively established that (a) Innoviva possesses the authority as manager of TRC to cause TRC to make such investments and (b) Innoviva possesses the authority as manager of TRC to cause TRC to reserve cash to make such investments. The Court directed the parties to refer certain relevant questions raised by the complaint to the arbitrator in the 2019 dispute between the parties, who in turn determined that the 2019 proceedings did not resolve the issues currently in dispute. On August 5, 2020, Innoviva and TRC voluntarily dismissed the complaint, without prejudice. The Company is pursuing and intends to continue to pursue the protection of the interests of the Company in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement, including, if necessary, the initiation of a new arbitration proceeding.

8. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Research and development	$8,098	$5,720	$15,963	$11,880
Selling, general and administrative	8,487	5,578	15,898	11,639
Total share-based compensation expense	$16,585	$11,298	$31,861	$23,519

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

As of June 30, 2020, there were 414,000 of these performance-contingent RSAs and 54,000 of these performance-contingent RSUs outstanding, and as of June 30, 2019, there were 877,500 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding. The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the expense associated with the first tranche was fully recognized in 2018.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019, and as of March 31, 2020, the expense associated with this second tranche was fully recognized. For the six months ended June 30, 2020, the Company recognized $0.4 million of share-based compensation expense related to the second tranche of these awards. For three and six months ended June 30, 2019, the Company recognized ($0.3) million and $0.5 million, respectively, of share-based compensation expense related to the second tranche of these awards.

In the first quarter of 2020, the performance conditions associated with the remaining third tranche were completed and, as a result, the Company recognized $0.6 million and $1.3 million of share-based compensation expense related to these awards for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the maximum remaining expense associated with the third tranche is $1.7 million (allocated as $0.6 million for research and development expense and $1.1 million for selling, general and administrative expense) and will be amortized through the first quarter of 2021.

Separate from the performance-contingent awards described above, the Company periodically grants performance-contingent RSUs to individual employees. For the three and six months ended June 30, 2020, the Company recognized $0.5 million and $0.7 million, respectively, of share-based compensation expense related to such awards. As of June 30, 2020, there were 120,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $1.8 million with performance expiration dates ranging from December 2020 to June 2022.

9. Income Taxes

The income tax expense was $39,000 and $186,000 for the three and six months ended June 30, 2020, respectively. The expense was primarily attributed to recording contingent liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of June 30, 2020, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that features significant tax provision and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, was signed into law. Tax relief measures for businesses include a five-year net operating loss carryback (including a related technical correction to the 2017 Tax Reform Act), a change in Section 163(j) interest deduction limitations, accelerated alternative minimum tax refunds, payroll tax relief, a temporary suspension of certain aviation excise taxes, a tax credit for employers who retain employees, and a ‘qualified improvement property’ technical correction to the 2017 Tax Reform Act. The Company has considered the corporate income tax provisions of the CARES Act and related initial guidance as part of its income tax expense forecast for the three and six months ended June 30, 2020, and these provisions are expected to have an immaterial impact on the Company’s 2020 income tax expense.

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

10. Public Offering of Ordinary Shares

On February 14, 2020, the Company sold 5,500,000 ordinary shares at a price to the public of $27.00 per share (the “Shares”). The gross proceeds to the Company from the offering were approximately $148.5 million, before deducting underwriting discounts and commissions and offering expenses. The Shares were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

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

Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”) to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs (including but not limited to our later stage clinical programs for TD-1473 and ampreloxetine), and the value of and market for our common shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, and the effectiveness of actions taken globally to contain and treat the disease.

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

We have an economic interest in potential future payments from Glaxo Group Limited or one of its affiliates (“GSK”) pursuant to its agreements with Innoviva, Inc. (“Innoviva”) relating to certain programs, including TRELEGY.

Impact of COVID-19 Pandemic

During the six months ended June 30, 2020, the effects of the COVID-19 pandemic and the related actions by governments, companies, and individuals around the world to attempt to contain the spread of the virus presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities, clinical trial sites, suppliers, business partners and business operations. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenue, expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic and the actions taken to contain or treat the disease.

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

Despite share gains within the nebulized long acting muscarinic antagonist market, YUPELRI’s net sales growth trajectory has been impacted by COVID-19 in the second quarter of 2020, and we have observed increased volatility in YUPELRI sales. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic, and we are engaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. We are monitoring the impact of the COVID-19 pandemic on demand for YUPELRI, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on YUPELRI.

We are also preparing for a higher degree of volatility during the remainder of 2020 as disruptions of day-to-day operations of hospitals and clinics may continue. We currently expect our YUPELRI operations to be cash-flow positive by end of the year, and we will continue to assess and evaluate the impact of COVID-19. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

Clinical Trial Activity

While we are currently continuing the clinical trials we have underway in sites across the globe, the COVID-19 pandemic has impacted the timeline for our clinical trials. We have been evaluating each of our clinical trial programs to determine necessary modifications and have worked closely with regulators, sites, clinical research organizations and data safety monitoring boards. Given the significant strains on the healthcare system across the globe, we made the decision in mid-March 2020 to temporarily suspend the screening of new patients for two of our clinical trials, TD-1473, a gut-selective oral Janus kinase inhibitor (“JAKi”) in development for inflammatory intestinal disease in Crohn’s and ulcerative colitis, and ampreloxetine, a norepinephrine reuptake inhibitor (“NRI”) under evaluation for the treatment of symptomatic neurogenic orthostatic hypotension (“nOH”), which are further discussed below. The screening of new patients into these two trials was temporarily suspended for 4 weeks in order to prioritize ongoing support for patients who were already in screening and those who were already randomized. We implemented mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols. We continue to work to find means of reducing patient needs to travel to sites in hopes of avoiding unnecessary exposure while balancing safety monitoring of investigational products. The studies were able to continue randomizing patients into the studies, and the randomized patients were able to continue to receive study medication per the protocol requirements.

Screening of new patients resumed in mid-April 2020 in a controlled and measured fashion as individual sites confirm their ability to support the study requirements, and new patients are able to be assessed for their eligibility to participate in the studies. Given the global nature of the TD-1473 and ampreloxetine clinical programs, this will allow for flexibility as COVID-19 control measures take effect in different countries. The situation is expected to continue to evolve at different rates in different countries around the world in response to COVID-19 interventions, and as a result, it is not possible to provide an accurate re-estimation of expected completion dates for these programs at this time. However, we have seen a significant percentage of sites reopen to new patients globally.

These challenges have resulted in delays in our late stage clinical programs for ampreloxetine and TD-1473. Despite these challenges and delays, we continue to expect readouts in 2021 for both programs. TD-8236, our lung-selective dry powder inhaled pan-JAK inhibitor in development for inflammatory lung disease, is expected to report data from the asthma Phase 2 program in the fourth quarter 2020.

During the second quarter of 2020, we progressed our pre-clinical candidate TD-0903 into the clinic at an accelerated pace in response to the COVID-19 pandemic. We designed TD-0903 to be a lung-selective nebulized JAKi with the intent of addressing lung hyperinflammation in both the acute and chronic setting. In June 2020, we completed Phase 1 and entered a Phase 2 study in the United Kingdom (“UK”) to explore the potential of TD-0903 to treat hospitalized patients with Acute Lung Injury caused by COVID-19 and prevent progression to Acute Respiratory Distress Syndrome and the need for assisted ventilation. To expedite enrollment in the study, we are opening additional sites in other regions including Europe and the US, pending approval by the relevant regulatory agencies and ethics committees. We expect data from the Phase 2 trial in the fourth quarter of 2020.

Business Operations

We continue to monitor the COVID-19 pandemic and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees, with the exception of key operations and lab personnel, since early March 2020. We have restricted all non-essential business travel, and we expect to continue to implement measures as may be required or recommended by government authorities or as we determine are in the best interests of our employees, the patients we serve and other business partners in light of COVID-19.

We are well capitalized as of June 30, 2020, with $438.3 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash).

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Mylan formally launched our sales and marketing efforts in early 2019. As described above and in Item 1A. Risk Factor entitled “We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations,” although YUPELRI net sales growth continued for the six months ended June 30, 2020 compared to the same period in 2019, the trajectory was impacted by COVID-19, and we have observed increased volatility in YUPELRI sales. We are tracking several key performance metrics to gauge success in building early market acceptance, including formulary reviews, formulary wins and market access. Since launch, YUPELRI has been accepted on 181 formularies that account for a total of approximately 350 institutional accounts. With respect to market access, we have confirmed commercial coverage of approximately 72% and Medicare Part B coverage for 100% of patients. In May 2019, we announced that YUPELRI had been assigned a permanent unique Healthcare Common Procedure Coding System (“J-CODE”) ahead of schedule. The permanent J-CODE allows for full automation of prescription adjudication, simplifying the process for pharmacists and patients.

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

In February 2016, we earned a $15.0 million development milestone payment for achieving 50% enrollment in the Phase 3 twelve-month safety study, and in June 2019, we announced the expansion of the Mylan Agreement to grant Mylan exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, we received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive additional potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. In March 2020, we earned a $1.5 million development milestone for the acceptance of a clinical trial application associated with the use of YUPELRI monotherapy in China and adjacent territories. Mylan is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs. We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI.

Under the Mylan Agreement, as of June 30, 2020, we are eligible to receive from Mylan potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate (excluding the aggregate $16.5 million in earned milestones noted above) with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions. We do not expect to earn any additional development milestone or sales milestone payments from Mylan in 2020.

Lung-selective, Nebulized Pan-Janus Kinase (JAK) Inhibitor (TD-0903)

TD-0903 is a lung-selective, nebulized Janus kinase inhibitor (“JAKi”), in clinical development for the potential treatment of hospitalized patients with Acute Lung Injury (“ALI”) caused by COVID-19. We believe TD-0903 has the potential to inhibit the cytokine storm associated with ALI and prevent progression to Acute Respiratory Distress Syndrome (“ARDS”). The first healthy volunteer was dosed in a Phase 1 study of TD-0903 on April 23, 2020, and in June 2020, we completed Phase 1 and entered a Phase 2 study in the UK. Phase 2 is designed to explore the potential of TD-0903 to treat hospitalized patients with ALI caused by COVID-19 and prevent progression to ARDS and the need for assisted ventilation. To expedite enrollment in the study, we are opening additional sites in other regions including Europe and the US, pending approval by the relevant regulatory agencies and ethics committees. We expect data from the Phase 2 trial in the fourth quarter of 2020.

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

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in early 2019. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. Given the ongoing COVID-19 pandemic and the fragility of the patient population, we, with input from the FDA and other regulators and ethics committees, are working to amend the protocols for these clinical trials to accommodate a decentralized approach in which patients can participate in the studies from home without needing to attend clinic visits. While results from the Phase 3 four-week efficacy study were originally planned for late 2020, we now expect the SEQUOIA study to report data in 2021, and we are evaluating the impact on the REDWOOD study that follows it.

Gut-selective Pan-JAK Inhibitor Program (TD-1473)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis, and ulcerative colitis and have demonstrated therapeutic benefit for patients with Crohn’s disease. However, these products are known to have side effects based on their systemic exposure. In TD-1473, our program goal is to develop an orally administered, gut-selective pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We believe TD-1473 could be a potential treatment for a range of inflammatory intestinal diseases, and it is in development for the treatment of ulcerative colitis and Crohn’s disease.

Based on positive results from a Phase 1b exploratory study in ulcerative colitis and following dialogues with the FDA and European Medicines Agency (“EMA”) regarding study design, we advanced TD-1473 into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study is a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. Data from the Phase 2b portion of the ulcerative colitis and Phase 2 Crohn’s disease studies is expected in 2021.

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

In September 2019, we announced positive results from a Phase 1 single-ascending dose and multiple-ascending dose clinical trial of TD-8236. The Part C extension portion of the Phase 1 trial, assessing additional biomarkers in patients with moderate to severe asthma, is underway with results expected in the second half of 2020. In December 2019, we announced the initiation of a Phase 2 allergen challenge study of TD-8236 in asthma patients, and we expect to report results from Part C and the lung allergen challenge study in the fourth quarter of 2020.

Economic Interest in GSK-Partnered Respiratory Programs

We hold an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consist primarily of the TRELEGY program, which is described in more detail below, and the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy.

The following information regarding the TRELEGY program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

TRELEGY (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US and European Union (“EU”) for the long-term, once-daily, maintenance treatment of patients with COPD. We hold an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) through our interest in TRC. Those royalties are upward-tiering from 6.5% to 10%, resulting in cash flows to us of approximately 5.5% to 8.5% of worldwide net sales of TRELEGY (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Theravance Biopharma is not responsible for any of GSK’s costs related to the development or commercialization of TRELEGY.

GSK and Innoviva conducted two global pivotal Phase 3 studies of TRELEGY in COPD, the IMPACT study and the FULFIL study. In September 2017, GSK and Innoviva announced that the FDA approved TRELEGY for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. In August 2019, GSK announced that it had filed a supplemental new drug application (“sNDA”) to the FDA supporting revised labelling for TRELEGY on reduction in risk of all-cause mortality compared with ANORO ELLIPTA in patients with COPD. The FDA postponed an Advisory Committee meeting that was previously scheduled for April 21, 2020 related to this sNDA, and there has been no further public update provided.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint, and in October 2019, GSK announced it had filed a sNDA with the FDA seeking an additional indication for the use of once-daily, single-inhaler triple therapy, TRELEGY, for the treatment of asthma in adults. The FDA’s decision on the asthma application is expected in the second half of 2020.

Theravance Respiratory Company, LLC

Prior to the June 2014 spin-off from Innoviva, our former parent company, Innoviva assigned to Theravance Respiratory Company, LLC (“TRC”), a Delaware limited liability company formed by Innoviva, its strategic alliance agreement with GSK and all of its rights and obligations under its collaboration agreement with GSK, other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy.

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Royalty payments from GSK to TRC arising from the net sales of Trelegy are presented in our condensed consolidated statements of operations within “Income from investment in TRC, LLC” and is classified as non-operating income. During the three months ended June 30, 2020, we also recorded $8.5 million within “Income from investment in TRC, LLC” representing our share of a $10.0 million fee that GSK agreed to pay TRC upon termination of the MABA program in June 2020. Seventy-five percent of the “Income from investment in TRC, LLC,” as evidenced by the Issuer II Class C Units (defined below), is available only for payment of the $400.0 million aggregate amount of 9.5% fixed-rate non-recourse term notes due 2035 (the “Non-Recourse 2035 Notes”) and is not available to pay our other obligations or the claims of our other creditors.

Our special purpose subsidiary Triple Royalty Sub II LLC (the “Issuer II”) issued the Non-Recourse 2035 Notes in February 2020, which proceeds were used in part to repay the outstanding balance of our 9.0% non-recourse notes, due on or before 2033 (the “Non-Recourse 2033 Notes”) that were issued in November 2018. The Non-Recourse 2035 Notes are secured by all of the Issuer II’s rights, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in TRC. The Issuer II Class C Units entitle the Issuer II to receive 63.75% of the economic interest that TRC receives in any future payments made by GSK under the agreements described above, or 75% of the income from our 85% ownership interest in TRC.

On June 10, 2020, we disclosed in a Form 8-K our objections to TRC and Innoviva, as the manager of TRC, regarding TRC’s proposed use of funds to invest in certain privately-held companies. We have objected to the withholding of funds by TRC for these and similar investments. On July 16, 2020, Innoviva and TRC filed a complaint in Delaware Chancery Court seeking an order establishing that the arbitration award from the parties’ 2019 dispute conclusively established that (a) Innoviva possesses the authority as manager of TRC to cause TRC to make such investments and (b) Innoviva possesses the authority as manager of TRC to cause TRC to reserve cash to make such investments. The Court directed the parties to refer certain relevant questions raised by the complaint to the arbitrator in the 2019 dispute between the parties, who in turn determined that the 2019 proceedings did not resolve the issues currently in dispute. On August 5, 2020, Innoviva and TRC voluntarily dismissed the complaint, without prejudice. We are pursuing and intend to continue to pursue the protection of our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement, including, if necessary, the initiation of a new arbitration proceeding.

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

In November 2018, we sold VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) pursuant to an Asset Purchase Agreement (the “Agreement”). Under the Agreement, Cumberland paid us $20.0 million at the closing of the transaction and $5.0 million in April 2019. In addition, Cumberland pays us tiered royalties of up to 20% of US net sales of VIBATIV until such time as royalties cumulatively total $100.0 million. In 2019, we earned $0.8 million in VIBATIV royalty income, and for the six months ended June 30, 2020, we earned $0.6 million in VIBATIV royalty income.

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

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Collaboration revenue	$5,488	$7,493	$(2,005)	(27)	$12,120	$12,831	$(711)	(6)
Licensing revenue	—	18,500	(18,500)	NM	1,500	18,500	(17,000)	(92)
Mylan collaboration agreement	9,520	157	9,363	NM	21,250	157	21,093	NM
Total revenue	$15,008	$26,150	$(11,142)	(43)%	$34,870	$31,488	$3,382	11%

NM: Not Meaningful

Collaboration revenue decreased by $2.0 million and $0.7 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Collaboration revenue is primarily comprised of recognized revenue related to the $100.0 million upfront payment from the Janssen collaboration agreement that was entered into in February 2018. For the three months ended June 30, 2020, the $2.0 million decrease was primarily attributed to a smaller portion of recognized revenue in the period resulting from delays in our clinical trials due to COVID-19. For the six months ended June 30, 2020, the negative impact of COVID-19 was partially offset by an increase in collaboration revenue during the first quarter of 2020 as compared to the first quarter of 2019.

Licensing revenue decreased by $18.5 million and $17.0 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The $18.5 million recognized for the six months ended June 30, 2019 represented an upfront payment (before a required tax withholding) from Mylan associated with the amendment signed in June 2019 for the commercialization and development rights to nebulized revefenacin in China and adjacent territories (“Mylan China Amendment”). For the six months ended June 30, 2020, we recognized $1.5 million in licensing revenue from the achievement of a milestone related to the acceptance of a clinical trial application associated the Mylan China Amendment.

We are entitled to a share of US profits and losses (65% to Mylan; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI. In accordance with the applicable accounting guidance, amounts receivable from Mylan in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Mylan collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Mylan in connection with the commercialization of YUPELRI, if any, are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Mylan attributed to the 65% cost-sharing of our R&D expenses is characterized as a reduction of R&D expense, as we do not consider performing research and development services for reimbursement to be a part of our ordinary operations.

For the three and six months ended June 30, 2020, we recognized $9.5 million and $21.3 million, respectively, in revenue from the Mylan collaboration agreement for YUPELRI which represented the receivables due from Mylan during the periods. Revenue from the Mylan collaboration agreement for YUPELRI for the three and six months ended June 30, 2019 was significantly lower due to the initial commercial launch of YUPELRI that formally began in the first quarter of 2019.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Employee-related	$13,104	$12,409	$695	6%	$29,305	$30,804	$(1,499)	(5)%
Share-based compensation	8,098	5,720	2,378	42	15,963	11,880	4,083	34
External-related	32,694	19,914	12,780	64	65,798	40,582	25,216	62
Facilities, depreciation and other allocated expenses	8,508	8,356	152	2	17,351	16,951	400	2
Total research & development	$62,404	$46,399	$16,005	34%	$128,417	$100,217	$28,200	28%

R&D expenses increased by $16.0 million for the three months ended June 30, 2020 compared to same period in 2019. The increase was primarily attributed to a $12.8 million increase in external-related expenses and a $2.4 million increase in share-based compensation expense. The increase in external-related expenses was primarily due to the advancement of our priority programs, notably the continued progression of ampreloxetine and TD-8236, and the initiation of TD-0903 in COVID-19. The increase in share-based compensation expense was primarily due an increase in annual grants of share-based awards to employees.

R&D expenses increased by $28.2 million for the six months ended June 30, 2020 compared to same period in 2019. The increase was primarily due to a $25.2 million increase in external-related expenses and a $4.1 million increase in share-based compensation expense. The increase in external-related expense was primarily related to our ongoing late-stage clinical programs in ampreloxetine, TD-8236, and TD-1473, as well as the initiation of TD-0903 in COVID-19. The increase in share-based compensation expense was primarily due an increase in annual grants of share-based awards to employees. These increases were partially offset by a $1.5 million decrease in employee-related expenses primarily due to lower costs related to our workforce reduction in the first quarter of 2019.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.9 million and $0.8 million for three months ended June 30, 2020 and 2019, respectively, and $4.4 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively.

We anticipate our future R&D expenses will increase from the current levels over the next 12 months due primarily to the progression of our priority programs and the advancement of our research programs into clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative	$24,780	$22,227	$2,553	11%	$51,105	$47,413	$3,692	8%

Selling, general and administrative expenses increased by $2.6 million and $3.7 million for the three months and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases for both periods were primarily attributed to respective $2.9 million and $4.3 million increases in share-based compensation expense, respective $0.3 million and $1.1 million increases in employee-related expenses, and respective $0.3 million and $0.1 million increases in facilities and other expenses. The increases in share-based compensation expense were primarily due to an increase in annual grants of share-based awards to employees, and the increases in employee-related expenses were primarily due to an increase in compensation-related expenses. The increases above were partially offset by respective $0.8 million and $0.2 million decreases in external-related expenses which were primarily due to a decrease in consulting services.

The increase noted above for the six months ended June 30, 2020 was partially offset by a $1.6 million decrease related to collaboration expenses payable to Mylan in connection with the commercialization of YUPELRI which was formally launched in the first quarter of 2019.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Income from investment in TRC, LLC	$21,381	$8,366	$13,015	156%	$34,896	$14,595	$20,301	139%

The income from investment in TRC, LLC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). During the three months ended June 30, 2020, we also recorded $8.5 million within “Income from investment in TRC, LLC” representing our share of a $10.0 million fee that GSK agreed to pay TRC upon termination of the MABA program in June 2020. Income from investment in TRC, LLC increased by $13.0 million and $20.3 million for the three and six months ended June 30, 2020, respectively. The increases were attributed to the continued sales growth of TRELEGY and the MABA payment discussed above.

In connection with the issuance of our $380.0 million net principal amount Non-Recourse 2035 Notes in February 2020, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2035 Notes and is not available to pay other creditor obligations or claims.

As previously disclosed, on June 1, 2020, Innoviva provided us the draft TRC quarterly financial plan for the quarter ending September 30, 2020. The draft financial plan noted that Innoviva has caused TRC to sign non-binding letters of intent for the potential investment of TRC funds into certain privately held companies. We believe that, if TRC withholds funds to make these contemplated investments, any distributions by TRC to its members for at least the third quarter of 2020 will be reduced and possibly eliminated. We have objected to the withholding of funds by TRC for these and similar investments. See “Risk Factors – We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend, among other factors, on GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information.

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes, the retired Non-Recourse 2033 Notes, and the recently issued Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Interest expense	$(11,391)	$(7,901)	$(3,490)	44%	$(21,332)	$(15,759)	$(5,573)	35%

Interest expense increased by $3.5 million and $5.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increases were attributed to additional interest expense related to the issuance of the Non-Recourse 2035 Notes in February 2020. As of June 30, 2020, the Non-Recourse 2035 Notes had a net principal amount of $381.1 million and an interest rate of 9.5% compared to the retired Non-Recourse 2033 Notes which had an original net principal amount of $237.5 million and an interest rate of 9.0%.

Loss on Extinguishment of Debt

Loss on extinguishment of debt as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
(In thousands)	2020	2019	$	%		2020	2019	$	%
Loss on extinguishment of debt	$—	$—	$—	NM	%	$(15,464)	$—	$(15,464)	NM	%

NM: Not Meaningful

For the six months ended June 30, 2020, the $15.5 million loss on extinguishment of debt was related to the issuance of the Non-Recourse 2035 Notes in February 2020. A portion of the proceeds from the Non-Recourse 2035 Notes were used to repay the outstanding balance of the Non-Recourse 2033 Notes that were issued in November 2018. The $15.5 million loss was comprised of a redemption premium related to the early repayment of the Non-Recourse 2033 Notes and the write-off of the previously deferred debt issuance costs related to the portion of the Non-Recourse 2033 Notes that was considered extinguished.

Interest and Other Income (Expense), net

Interest and other income (expense), net, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
(In thousands)	2020	2019	$	%		2020	2019	$	%
Interest and other income (expense)	$1,074	$2,374	$(1,300)	(55)%		$2,534	$5,169	$(2,635)	(51)%
Costs related to GSK offering	(1,736)	—	(1,736)	NM		(1,736)	—	(1,736)	NM
Total interest and other income (expense), net	$(662)	$2,374	$(3,036)	NM	%	$798	$5,169	$(4,371)	NM	%

NM: Not Meaningful

Interest and other income (expense) decreased by $1.3 million and $2.6 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decreases were primarily attributed to lower interest income earned in the current year periods resulting from lower investment yields on our portfolio of marketable securities.

In addition, $1.7 million of costs related to the GlaxoSmithKline plc (“GSK”) offering in the second quarter of 2020 were incurred during the three and six months ended June 30, 2020. On June 22, 2020, GSK completed its previously announced offering of $300 million of exchangeable senior notes due 2023, $280.3 million of which are exchangeable into ordinary shares of our Company that are held by GSK and its affiliates for investment purposes. The $1.7 million in costs were primarily comprised of financial advisory and legal-related costs.

Provision for Income Tax Expense

The provision for income tax, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Provision for income tax expense	$(39)	$(201)	$162	(81)%	$(186)	$(281)	$95	(34)%

For the three and six months ended June 30, 2020, the provision for income tax expense decreased by $162,000 and $95,000, respectively, compared to the same periods in 2019. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2017. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of June 30, 2020, we had approximately $438.3 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of June 30, 2020, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $381.1 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

The Non-Recourse 2035 Notes were issued on February 28, 2020 and are secured by all of the Triple Royalty Sub II LLC’s (the “Issuer II”) rights, title and interest as a holder of the Issuer II Class C Units in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes is the 63.75% economic interest of the Issuer (evidenced by the Issuer II Class C Units) in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the Trelegy program. As a result, the holders of the Non-Recourse 2035 Notes have no recourse against Theravance Biopharma even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. While the holders of the Non-Recourse 2035 Notes have no recourse against Theravance Biopharma, the terms of the Non-Recourse 2035 Notes also provide that Theravance Biopharma, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

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

Cash Flows

Cash flows, as compared to the comparable periods in the prior year, were as follows:

	Six Months Ended June 30,
(In thousands)	2020	2019	Change
Net cash used in operating activities	$(108,447)	$(129,223)	$20,776
Net cash used in investing activities	(108,186)	(73,456)	(34,730)
Net cash provided by financing activities	263,305	2,969	260,336

Cash flows used in operating activities

Net cash used in operating activities was $108.4 million for the six months ended June 30, 2020, consisting primarily of a net loss of $145.9 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $46.1 million and a net decrease in cash resulting from changes in operating assets and liabilities of $8.6 million. Overall, net cash used in operating activities decreased by $20.8 million compared to the comparable period in 2019 and was primarily due to (i) the $15.5 million reconciling adjustment to net loss related to the loss on the extinguishment of debt; (ii) a

$7.7 million increase in cash received related to amounts due from TRC, LLC; and (iii) a $20.4 million decrease in net cash used related to other operating assets and liabilities primarily due to an increase in accounts payable and accrued expenses. These changes were partially offset by a $33.5 million increase in our net loss compared to the prior year period.

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

Cash flows used in investing activities

Net cash used in investing activities was $108.2 million for the six months ended June 30, 2020, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $124.8 million and $19.9 million cash inflow from the sale of marketable securities.

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

Cash flows provided by financing activities

Net cash provided by financing activities was $263.3 million for the six months ended June 30, 2020, consisting primarily of the sale of 5,500,000 ordinary shares for total net proceeds of $139.9 million and the issuance of our Non-Recourse 2035 Notes for total net proceeds of $374.7 million. A portion of the of the Non-Recourse 2035 Notes proceeds were used to repay, in full, the remaining $235.3 million outstanding balance of our Non-Recourse 2033 Notes and an $11.5 million redemption premium related to the payoff of the Non-Recourse 2033 Notes. In addition to the above, net cash inflow provided by financing activities was partially offset by the repurchase of shares to satisfy tax withholding obligations in the amount of $7.9 million.

Net cash provided by financing activities was $3.0 million for the six months ended June 30, 2019, consisting of $5.2 million of net cash inflows from employee share plan purchase proceeds and share option exercises which was partially offset by $2.2 million of net cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2020.

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

We determined that achievement of the requisite performance conditions for the first tranche was completed in June 2018, and the expense associated with this first tranche was fully recognized in 2018. We determined that achievement of the requisite performance conditions for the second tranche were completed in February 2019, and the expense associated with this second tranche was fully recognized as of March 31, 2020. For the six months ended June 30, 2020, we recognized $0.4 million and $0.5 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards.

In December 2019, we determined that the requisite performance conditions for the third tranche was probable of vesting. For the six months ended June 30, 2020, we recognized $1.3 million and $1.4 million of share-based compensation expense and cash bonus expense, respectively, related to the third tranche of these awards. As of June 30, 2020, the maximum remaining share-based compensation expense and cash bonus expense associated with the third tranche was $1.7 million and $1.8 million, respectively.

Separate from the performance-contingent awards described above, we periodically grant performance-contingent RSUs to individual employees. For the six months ended June 30, 2020, we recognized $0.7 million of share-based compensation expense related to such awards. As of June 30, 2020, there were 120,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $1.8 million with performance expiration dates ranging from December 2020 to June 2022.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of June 30, 2020, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2020 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 10, 2020, we disclosed in a Form 8-K our objections to TRC and Innoviva, as the manager of TRC, regarding TRC’s proposed use of funds to invest in certain privately-held companies. We have objected to the withholding of funds by TRC for these and similar investments. On July 16, 2020, Innoviva and TRC filed a complaint in Delaware Chancery Court seeking an order establishing that the arbitration award from the parties’ 2019 dispute conclusively established that (a) Innoviva possesses the authority as manager of TRC to cause TRC to make such investments and (b) Innoviva possesses the authority as manager of TRC to cause TRC to reserve cash to make such investments. The Court directed the parties to refer certain relevant questions raised by the complaint to the arbitrator in the 2019 dispute between the parties, who in turn determined that the 2019 proceedings did not resolve the issues currently in dispute. On August 5, 2020, Innoviva and TRC voluntarily dismissed the complaint, without prejudice. We are pursuing and intend to continue to pursue the protection of our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement, including, if necessary, the initiation of a new arbitration proceeding.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and six months ended June 30, 2020 and years ended December 31, 2019 and 2018, we recognized net losses of $62.9 million, $145.9 million, $236.5 million, and $215.5 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.4 billion as of June 30, 2020. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of TD-1473 in ulcerative colitis, we initiated a Phase 2 induction study of TD-1473 in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial. We will incur costs and expenses associated with our co-promotion agreement with Mylan for commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

While we are generating revenues from (i) sales of YUPELRI, (ii) our economic interest in royalties from net sales of TRELEGY paid to TRC (63.75% of which amounts are used to make payments on the Non-Recourse 2035 Notes), (iii) payments under collaboration agreements, and (iv) minor royalties from the net sales of VIBATIV, we do not expect to generate significant revenues or become profitable in the immediate future. As a result of the COVID-19 pandemic (defined below), we could experience declines in revenues from these sources. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive for the foreseeable future.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. In addition, certain aspects of our business, such as laboratory-based research, cannot be conducted remotely and other aspects of our business, like our hospital-based sales team, our field-based medical affairs team, and our support of sites in our clinical trials, cannot be accomplished as effectively or efficiently remotely. These measures by government authorities, as well as the precautions we will take in order to operate our business responsibly in light of the COVID-19 pandemic, may continue to remain in place for a significant period of time, and they are likely to continue to adversely affect our business and results of operations.

In addition, we expect sales cycles, particularly for new customers, to be impacted as a result of the COVID-19 pandemic, and we have observed increased volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting, where healthcare workers are prioritizing the treatment of patients with or suspected of COVID-19 disease. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. We are currently engaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. Customer orders or delays in starting new patients on YUPELRI may decline as a result of, among other things, advance sales due to an early stock-up of supply, a shift in our marketing efforts to remote communication methods, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk exposure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for a higher degree of volatility during the remainder of 2020 as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In addition, the COVID-19 pandemic makes the conduct of clinical trials more challenging given the paramount importance of adequate safety monitoring, collection of data and distribution of study drug, all of which are traditionally achieved by in person visits to our study sites. We expect challenges to continue to arise from quarantines, shelter-in-place or stay-at-home orders, site closures, travel limitations, potential interruptions to the supply chain for investigational products, or other considerations if site personnel or trial subjects become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. In light of the COVID-19 pandemic, the Company is implementing mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols, but there is a risk that our trial data could be impacted if our efforts are insufficient. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact. Furthermore, we cannot assure you that our publicly-announced initiatives addressing COVID-19 will result in commercially-viable products.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of our offices, and reduction of physical participation in commercial activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, and how quickly and to what extent normal economic and operating activities can resume. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects will have a material adverse impact on our future results of operations.

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

●	challenges related to the COVID-19 pandemic, including with recruitment and/or progressing patients through the study;
•	failure of our partners to advance our product candidates through clinical development;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and
•	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

Innoviva has assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest covers various drug programs including in particular all TRELEGY (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA inhaler, previously referred to as the Closed Triple) products. Our economic interest does not include any payments by GSK associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy. Innoviva controls TRC and, except for certain limited consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. We have had, currently have and may in the future have disagreements with Innoviva and TRC regarding Innoviva’s decisions regarding the management of TRC that could require invoking the dispute resolution procedures set forth in the TRC LLC Agreement and that, if resolved in a manner adverse to our interests, could have a material impact on our operations. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners, including any adverse impacts on GSK’s operations as a result of the COVID-19 pandemic.

If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including TRELEGY, our business will be harmed, and the price of our securities could fall.

We have no access to non-public information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including TRELEGY, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our ownership interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate required quality, safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

•	disappointing or lower than expected sales of TRELEGY;
•	any regulatory difficulty in seeking approval of an asthma indication for TRELEGY, which GSK is undertaking following its successful Phase 3 clinical program in asthma patients;
•

disputes between GSK and Innoviva or between us and Innoviva, such as our 2019 arbitration and our current dispute with Innoviva (see Part II, Item 1 “Legal Proceedings”), each of which concern the withholding of royalty payments we believe are due to us under the TRC LLC Agreement;

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

Based on our review of publicly available filings, as of June 30, 2020, GSK beneficially owned 15.2% of our outstanding ordinary shares (although GSK has issued exchangeable notes that are exchangeable for up to 9,644,792 of our ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend, among other factors, on GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement.

We only receive revenues from TRELEGY based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product, the future payments, if any, made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC, TRC’s expenses, and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement. Following our 2019 arbitration with Innoviva concerning its withholding of certain royalty distributions to the TRC members, the arbitrator ruled, among other things, that in the future if Innoviva desires to invest TRC funds in any initiatives that require the consent of GSK under the collaboration agreement, Innoviva must first obtain the consent of GSK. The timeframe for seeking GSK’s consent for these initiatives and the associated dates by which GSK’s consent must be received means that royalty distributions could be delayed for several quarters (if GSK ultimately does not consent) or perhaps not made at all until the completion of the initiatives (to the extent that GSK does consent and agrees with TRC that TRC funding will be used for such initiatives). This involves a number of risks and uncertainties, including:

•	any future withholding by Innoviva or TRC of royalty distributions;
•	GSK’s ability to have an adequate supply of their respective product;
•	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
•	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;
•	competition, whether from current competitors or new products developed by others in the future;
•	claims relating to intellectual property;
•	any future disruptions in GSK’s business which would affect its ability to commercialize the product, including, disruptions due to the COVID-19 pandemic;
•	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
•

the amount of cash associated with any additional future TRELEGY commercialization initiatives that Innoviva proposes to GSK for TRC to pursue, the time it may take to present those initiatives to GSK for approval and the time it takes for GSK to consent or not consent;

•	global economic conditions;
•	decisions made by Innoviva, as TRC’s manager, regarding the timing and amount of distributions;
•

the resolution of any disputes between Innoviva and TRC, on the one hand, and us, on the other, regarding the timing of distributions, the amount of distributions, and the proper business activities of TRC, including the current dispute with Innoviva and TRC described below; and

•	any of the other risks relating to commercialization of products described elsewhere in this section.

These risks and uncertainties could materially impact the amount and timing of future royalties or other revenues we may receive from sales of TRELEGY, which could have a material adverse effect on our future revenues, other financial results and our financial position and cause the price of our securities to fall.

On June 1, 2020, Innoviva provided us the draft TRC quarterly financial plan for the quarter ending September 30, 2020. The draft financial plan noted that Innoviva has caused TRC to sign non-binding letters of intent for the potential investment of TRC funds into certain privately held companies. We believe that, if TRC withholds funds to make these contemplated investments, any distributions by TRC to its members for at least the third quarter of 2020 will be reduced and possibly eliminated. We have objected to the withholding of funds by TRC for these and similar investments.

On July 16, 2020, Innoviva and TRC filed a complaint in Delaware Chancery Court seeking an order establishing that the arbitration award from the parties’ 2019 dispute conclusively established that (a) Innoviva possesses the authority as manager of TRC to cause TRC to make such investments and (b) Innoviva possesses the authority as manager of TRC to cause TRC to reserve cash to make such investments. The Court directed the parties to refer certain relevant questions raised by the complaint to the arbitrator in the 2019 dispute, who in turn determined that the 2019 proceedings did not resolve the issues currently in dispute. On August 5, 2020, Innoviva and TRC voluntarily dismissed the complaint, without prejudice. We are pursuing and intend to continue to pursue the protection of our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement, including, if necessary, the initiation of a new arbitration proceeding. Any such proceeding could divert the attention of management and cause us to incur significant costs, regardless of the outcome, which we cannot predict. If such proceedings were pursued, there can be no assurance that they would result in us receiving additional distributions from TRC. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future.

In the future, Innoviva may cause TRC to withhold funds from distribution to its members, including our affiliates, for additional TRELEGY development or commercialization initiatives that may be proposed, which would need to be approved by GSK in order to be implemented, or for other purposes. To the extent any TRELEGY development or commercialization initiatives are timely approved by GSK and implemented, such initiatives may require funding beyond the amount withheld by TRC, and TRC may withhold additional amounts in subsequent quarters with respect to these initiatives. Accordingly, we cannot predict the amount of the funds that our affiliates would otherwise expect to receive from TRC that TRC may withhold in the future, or the timing of any such withholding.

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

As of June 30, 2020, we had $660.1 million in total long-term liabilities outstanding, comprised primarily of $381.1 million in net principal that remains outstanding under the Issuer II’s Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

Until the Non-Recourse 2035 Notes are paid in full, holders of the Non-Recourse 2035 Notes have a perfected security interest in the Issuer II Class C Units that represent a 63.75% economic interest in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the TRELEGY program.

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

Satisfying the obligations of these Notes could adversely affect the amount or timing of any distributions to our shareholders. In addition, the Non-Recourse 2035 Notes may be redeemed by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. We may further choose to satisfy, repurchase, or refinance any Non-Recourse 2035 Notes, to the extent allowable, through public or private equity or debt financings if we deem such financings are available on favorable terms. If any or all of the Convertible Senior 2023 Notes are not converted into our ordinary shares before the maturity date, we will have to pay the holders the full aggregate principal amount of the Convertible Senior 2023 Notes then outstanding. If the Non-Recourse 2035 Notes are not refinanced or paid in full the holders of the Non-Recourse 2035 Notes will have the right to foreclose on the Issuer II Class C Units that represent a 63.75% economic interest in future royalties due on net sales of TRELEGY and related assets. If the Issuer II Class C Units are foreclosed upon, we will lose any right to receive 75% of the future royalty payments made by GSK in connection with the net sales of TRELEGY and related assets. Any of the above payments could have a material adverse effect on our cash position. Our failure to satisfy these obligations may result in a default under the applicable indenture governing these Notes, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall.

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

Worldwide economic conditions remain uncertain due to the decision by the United Kingdom (“UK”) to withdraw from the EU (often referred to as “Brexit”), current global economic challenges, the COVID-19 pandemic, and other disruptions to global and regional economies and markets.

Brexit has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal could bear significant complexity and risks. In addition, the exact terms of the UK’s withdrawal and the laws and regulations that will apply after the UK withdraws from the EU affect manufacturing sites that hold an EU manufacturing authorization issued by the UK competent authorities.

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

We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as TRELEGY or YUPELRI.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI until at least 2025 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, and those commercializing products with respect to which we have an economic interest or right to receive royalties similarly have patents protecting their products, such as TRELEGY and VIBATIV, generic applicants could potentially submit “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. We have not received any such paragraph IV notifications nor are we aware of any with respect to products in which we have an economic interest or right to receive royalties, but if any competitors successfully challenge the patents related to these products, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2020, we owned 459 issued US patents and 1,756 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency and creates new data privacy rights for consumers. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. Failure to comply with data protection laws and regulations could result in government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business. In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”). Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

Legal mechanisms to allow for the transfer of personal data from the EEA to the US have been challenged in the European Court of Justice, which generally increases uncertainty around compliance with EU privacy law requirements as these relate to transfer of data from the EU to the US. In 2016, the European Commission and the US Department of Commerce (“DOC”) put in place the EU US “Privacy Shield,” which has been relied on by some US companies since that time to transfer data to the US, and, in its third annual review of the Privacy Shield in October 2019, the European Commission concluded that the US continues to ensure an adequate level of protection for personal data transferred under the Privacy Shield. However, on July 16, 2020, the European Court of Justice ruled that the Privacy Shield is invalid. As a result, from July 16, 2020 companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the US. US based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. However, the most common authorized procedure to transfer personal data out of the EU, the European Commission’s Standard Contractual Clauses may, as a result of the Court judgement of July 16 2020, also come under increased scrutiny. Following the Court’s ruling, the European Data Protection Board issued a statement providing among other things that it is a primary responsibility of the exporter and the importer, when considering whether to rely on Standard Contractual Clauses to export data from the EU to third countries, to ensure that these third countries maintain a level of protection that is essentially equivalent to that guaranteed by the GDPR in light of the EU Charter of Human Rights. Companies may need to revise their Standard Contractual Clauses in light of the July 16, 2020 judgement. Companies that have not taken steps to demonstrate that their Standard Contractual Clauses and personal data recipients in the US are suitable to transfer to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

In addition, the privacy and data security landscape in the EU continues to remain in flux. The agreement that will hopefully be concluded between the EU and the UK following the UK’s withdrawal from the EU on January 31, 2020 may require organizations to revisit the way they transfer personal data from and to the UK from the EU. The GDPR has introduced additional data protection obligations that can have specific impact on the conduct of clinical trials in the EEA. This includes obligations concerning the rights of patients in relation to their personal data collected during the clinical trials and the need to conclude arrangements with clinical trials sites concerning data processing activities. Any perceived failure to ensure protection of patients’ rights during clinical trials or to ensure that sites fulfil obligations imposed by GDPR concerning their related processing activities could undermine the validity of the results of these clinical trials.

If we or our vendors fail to comply with applicable data privacy laws, or if the legal mechanisms we or our vendors rely upon to allow for the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions, including an order to stop transferring the personal data outside of the EEA and significant penalties against us. Moreover, our business could be adversely impacted if our ability to transfer personal data out of the EEA or Switzerland to the US is restricted, which could adversely impact our operating results.

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

The market price for our shares has and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold within a relatively short timeframe, could cause the price of our shares to drop significantly. In addition, as a result of the exchangeable note offering by GSK, up to 9,644,792 ordinary shares held by GSK could become freely tradeable after September 1, 2020, if holders of the exchangeable notes were to exchange their notes for our ordinary shares.

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
•

any adverse developments or results or perceived adverse developments or results with respect to the GSK Partnered Respiratory Programs including, without limitation, lower than expected sales of TRELEGY, difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

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

•

any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Innoviva, such as our 2019 arbitration proceeding or our current disagreement with them concerning their proposed use of TRC funds to make investments in private companies, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or disagreements resulting from or relating to the TRC LLC Agreement or to the Spin-Off;

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

Based on our review of publicly available filings, as of June 30, 2020, our three largest shareholders collectively owned 43.7% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1	Registration Rights Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020		8-K	June 25, 2020

10.2	Waiver and Assignment of Registration Rights and Voting Agreement among GSK Finance (No.3) plc, Glaxo Group Limited and Theravance Biopharma, Inc. dated as of June 22, 2020		8-K	June 25, 2020

10.3	Cooperation Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020		8-K	June 25, 2020

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2020, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Deficit, (iv)  the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

X

104

Cover Page Interactive Data File – the cover page interactive file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (contained in Exhibit 101)

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

Theravance Biopharma, Inc.

Date: August 10, 2020	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)