Form 10-Q
period 2020-09-30
Theravance Biopharma, Inc.
filed 2020-11-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the number of the registrant’s outstanding ordinary shares was 63,981,317.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$93,282	$58,064
Short-term marketable securities	265,065	222,767
Receivables from collaborative arrangements	12,399	11,996
Receivables from licensing arrangements	—	10,000
Amounts due from TRC, LLC	48,909	28,574
Prepaid clinical and development services	20,761	2,736
Other prepaid and current assets	10,308	4,351
Total current assets	450,724	338,488
Property and equipment, net	15,430	12,644
Long-term marketable securities	—	4,985
Operating lease assets	44,391	46,604
Tax receivable	—	3,682
Restricted cash	833	833
Other assets	810	1,590
Total assets	$512,188	$408,826

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$6,442	$4,758
Accrued personnel-related expenses	30,472	28,180
Accrued clinical and development expenses	26,944	17,587
Accrued interest payable	5,791	5,659
Non-recourse notes due 2033, net	—	9,851
Operating lease liabilities	9,685	7,762
Deferred revenue	18,204	31,575
Other accrued liabilities	6,732	6,331
Total current liabilities	104,270	111,703
Convertible senior notes due 2023, net	226,695	225,890
Non-recourse notes due 2035, net	384,482	—
Non-recourse notes due 2033, net	—	219,300
Long-term operating lease liabilities	47,823	47,725
Long-term deferred revenue	750	6,761
Other long-term liabilities	9,704	21,287
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 63,956 and 57,015 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,206,524	1,024,614
Accumulated other comprehensive income	122	145
Accumulated deficit	(1,468,183)	(1,248,600)
Total shareholders’ deficit	(261,536)	(223,840)
Total liabilities and shareholders’ deficit	$512,188	$408,826

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue:
Collaboration revenue	$7,261	$8,836	$19,381	$21,666
Licensing revenue	—	—	1,500	18,500
Mylan collaboration agreement	10,996	3,591	32,246	3,749
Total revenue	18,257	12,427	53,127	43,915

Costs and expenses:
Research and development (1)	67,371	52,006	195,788	152,223
Selling, general and administrative (1)	27,501	25,622	78,606	73,035
Total costs and expenses	94,872	77,628	274,394	225,258

Loss from operations	(76,615)	(65,201)	(221,267)	(181,343)
Income from investment in TRC, LLC	13,403	7,197	48,299	21,792
Interest expense	(11,573)	(8,068)	(32,905)	(23,827)
Loss on extinguishment of debt	—	—	(15,464)	—
Interest and other income, net	1,235	2,089	2,033	7,258
Loss before income taxes	(73,550)	(63,983)	(219,304)	(176,120)
Provision for income tax (expense) benefit	(93)	5,552	(279)	5,271
Net loss	$(73,643)	$(58,431)	$(219,583)	$(170,849)

Net unrealized gain (loss) on available-for-sale investments	(158)	(35)	(23)	260
Total comprehensive loss	$(73,801)	$(58,466)	$(219,606)	$(170,589)

Net loss per share:
Basic and diluted net loss per share	$(1.16)	$(1.05)	$(3.55)	$(3.08)
Shares used to compute basic and diluted net loss per share	63,303	55,858	61,881	55,445
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Research and development	$7,761	$6,458	$23,724	$18,338
Selling, general and administrative	7,803	6,561	23,701	18,200
Total share-based compensation expense	$15,564	$13,019	$47,425	$36,538

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at June 30, 2020	63,515	$1	$1,191,923	$280	$(1,394,540)	$(202,336)
Proceeds from ESPP purchases	—	—	—	—	—	—
Employee share-based compensation expense	—	—	15,564	—	—	15,564
Issuance of restricted shares	493	—	—	—	—	—
Option exercises	2	—	24	—	—	24
Repurchase of shares to satisfy tax withholding	(54)	—	(987)	—	—	(987)
Net unrealized loss on marketable securities	—	—	—	(158)	—	(158)
Net loss	—	—	—	—	(73,643)	(73,643)
Balances at September 30, 2020	63,956	$1	$1,206,524	$122	$(1,468,183)	$(261,536)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Proceeds from ESPP purchases	168	—	2,545	—	—	2,545
Employee share-based compensation expense	—	—	47,425	—	—	47,425
Issuance of restricted shares	1,590	—	—	—	—	—
Option exercises	43	—	960	—	—	960
Repurchase of shares to satisfy tax withholding	(360)	—	(8,935)	—	—	(8,935)
Net unrealized gain on marketable securities	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(219,583)	(219,583)
Balances at September 30, 2020	63,956	$1	$1,206,524	$122	$(1,468,183)	$(261,536)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at June 30, 2019	56,637	$1	$987,209	$129	$(1,124,563)	$(137,224)
Proceeds from ESPP purchases	—	—	—	—	—	—
Employee share-based compensation expense	—	—	13,019	—	—	13,019
Issuance of restricted shares	209	—	—	—	—	—
Option exercises	29	—	428	—	—	428
Repurchase of shares to satisfy tax withholding	(113)	—	(562)	—	—	(562)
Net unrealized loss on marketable securities	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(58,431)	(58,431)
Balances at September 30, 2019	56,762	$1	$1,000,094	$94	$(1,182,994)	$(182,805)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Proceeds from ESPP purchases	145	—	2,605	—	—	2,605
Employee share-based compensation expense	—	—	36,538	—	—	36,538
Issuance of restricted shares	898	—	—	—	—	—
Option exercises	151	—	2,973	—	—	2,973
Repurchase of shares to satisfy tax withholding	(113)	—	(2,743)	—	—	(2,743)
Net unrealized gain on marketable securities	—	—	—	260	—	260
Net loss	—	—	—	—	(170,849)	(170,849)
Balances at September 30, 2019	56,762	$1	$1,000,094	$94	$(1,182,994)	$(182,805)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(219,583)	$(170,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,394	4,676
Amortization and accretion income, net	(1,023)	(2,599)
Share-based compensation	47,425	36,538
Amortization of right-of-use assets	2,213	3,029
Amounts due from TRC, LLC	(20,337)	(11,239)
Interest shortfall on 2035 notes, net	10,144	—
Loss on extinguishment of debt	15,464	—
Other	(42)	148
Changes in operating assets and liabilities:
Accounts receivable	—	534
Receivables from collaborative and licensing arrangements	9,597	5,458
Prepaid clinical and development services	(18,025)	(575)
Other prepaid and current assets	(2,274)	(106)
Tax receivable	37	(3,700)
Other assets	541	3
Accounts payable	2,133	(543)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(178)	(9,846)
Accrued interest payable	132	4,482
Deferred revenue	(19,382)	(21,661)
Operating lease liabilities	2,021	(2,307)
Other long-term liabilities	265	(5,288)
Net cash used in operating activities	(185,478)	(173,845)

Investing activities
Purchases of property and equipment	(5,372)	(1,873)
Purchases of marketable securities	(337,556)	(366,412)
Maturities of marketable securities	281,318	266,168
Proceeds from the sale of marketable securities	19,928	—
Proceeds from the sale of property and equipment	35	5
Proceeds from the sale of VIBATIV business, net	—	5,000
Net cash used in investing activities	(41,647)	(97,112)

Financing activities
Proceeds from the sale of ordinary shares, net	139,915	—
Proceeds from issuance of 2035 notes, net	380,000	—
Payment of issuance costs on 2035 notes	(5,326)	—
Payment of redemption premium on 2033 notes	(11,470)	—
Principal payment on 2033 notes	(235,347)	—
Proceeds from ESPP purchases	2,545	2,605
Proceeds from option exercises	960	2,973
Repurchase of shares to satisfy tax withholding	(8,935)	(2,743)
Net cash provided by financing activities	262,342	2,835

Net increase (decrease) in cash, cash equivalents, and restricted cash	35,218	(268,122)
Cash, cash equivalents, and restricted cash at beginning of period	58,897	378,854
Cash, cash equivalents, and restricted cash at end of period	$94,115	$110,732

Supplemental disclosure of cash flow information
Cash paid for interest	$20,287	$17,097
Cash paid for income taxes, net	$14	$22
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$49,847
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

Basis of Presentation

The Company’s condensed consolidated financial information as of September 30, 2020, and the three and nine months ended September 30, 2020 and 2019 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2019 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim periods in cases when the year-to-date losses exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2020, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2019-12 on its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-10) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying US GAAP for certain financial instruments with characteristics of liabilities and equity by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The standard also enhances the consistency of earnings-per-share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings-per-share calculations. ASU 2020-06 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2020-06 on its condensed consolidated financial statements and related disclosures.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Numerator:
Net loss	$(73,643)	$(58,431)	$(219,583)	$(170,849)
Denominator:
Weighted-average common shares outstanding	63,717	56,690	62,361	56,308
Less: weighted-average common shares subject to forfeiture	(414)	(832)	(480)	(863)
Weighted-average common shares used to compute basic and diluted net loss per share	63,303	55,858	61,881	55,445
Basic and diluted net loss per share	$(1.16)	$(1.05)	$(3.55)	$(3.08)

For the three and nine months ended September 30, 2020 and 2019, diluted and basic net loss per share was identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Share issuances under equity incentive plans and ESPP	8,063	7,340	6,566	6,491
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	14,739	14,016	13,242	13,167

As of September 30, 2019, there were 414,000 shares subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above, and there were no such shares excluded as of September 30, 2020.

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

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Janssen	$7,252	$8,807	$19,353	$21,522
Other	9	29	28	144
Total collaboration revenue	$7,261	$8,836	$19,381	$21,666

Changes in Deferred Revenue Balances

Changes in the deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$7,261	$8,836	$19,381	$21,661
Performance obligations satisfied in previous period	—	—	—	—

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

For the three and nine months ended September 30, 2020, the Company recognized $7.3 million and $19.4 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $18.5 million, related to the $100.0 million upfront payment, was recorded in deferred revenue on the condensed consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the initial Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). Consequently, delays in trial activity and/or changes to the total budget will impact the timing and amount of revenue recognized in any given reporting period. For the three and nine months ended September 30, 2020, the Company incurred $9.8 million and $29.0 million, respectively, in research and development costs related to the Janssen Agreement. For the three and nine months ended September 30, 2019, the Company incurred $11.5 million and $29.1 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

As of September 30, 2020, excluding the aggregate $30.0 million payment noted above, the Company is eligible to receive from Mylan potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

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

The Company determined the license to develop and commercialize revefenacin to be a unit of account for which Mylan is a customer and a separate performance obligation. The joint steering committee participation was also determined to be a performance obligation for which the Company analogized to ASC 606 to recognize revenue. Using the concepts from ASC 606, the Company further determined that the transaction price under the arrangement was comprised of the following: (1) $15.0 million upfront license fee received in 2015; (2) $4.2 million premium received in 2015 related to an ordinary share purchase agreement with Mylan; and (3) $15.0 million milestone for 50% enrollment in the Phase 3 twelve-

month safety study received in 2016. The total transaction price of $34.2 million was allocated to the two performance obligations based on the Company’s best estimate of the relative stand-alone selling prices. For the delivery of the license, the Company based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential. For the committee participation, the Company based the stand-alone selling price on the average compensation of its committee members estimated to be incurred over the performance period. The Company expects to recognize collaboration revenue from the committee participation ratably over the performance period of approximately seventeen years.

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

As of September 30, 2020, $0.3 million was recorded in deferred revenue on the condensed consolidated balance sheets under the Mylan Agreement. This amount reflects revenue allocated to joint steering committee participation which will be recognized as collaboration revenue over the course of the remaining performance period of approximately eleven years.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Mylan collaboration agreement - Amounts receivable from Mylan	$10,996	$3,591	$32,246	$3,749
Collaboration loss - Amounts payable to Mylan	$—	$—	$—	$1,582

While Mylan records the total net sales of YUPELRI within its financial statements, Mylan collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three and nine months ended September 30, 2020 of $13.0 million and $36.4 million, respectively. The Company’s implied 35% share of net sales of YUPELRI for the three and nine months ended September 30, 2019 was $5.8 million and $8.9 million, respectively.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Janssen	$1,461	$930	$4,231	$3,125
Mylan	(57)	53	1,565	287
Total reduction to R&D expense, net	$1,404	$983	$5,796	$3,412

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

	September 30,
(In thousands)	2020	2019
Cash and cash equivalents	$93,282	$102,403
Restricted cash	833	8,329
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$94,115	$110,732

Restricted cash pertains to certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. As of September 30, 2019, the Company also maintained restricted cash for debt servicing of its 9.0% non-recourse notes, previously due on or before 2033. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

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

Available-for-sale securities are summarized below:

		September 30, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$130,024	$81	$(1)	$130,104
US government agency securities	Level 2	99,928	41	—	99,969
Corporate notes	Level 2	—	—	—	—
Commercial paper	Level 2	41,986	4	—	41,990
Marketable securities		271,938	126	(1)	272,063
Money market funds	Level 1	35,615	—	—	35,615
Total		$307,553	$126	$(1)	$307,678

		December 31, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$100,746	$108	$—	$100,854
Corporate notes	Level 2	25,466	9	(1)	25,474
Commercial paper	Level 2	112,066	31	(2)	112,095
Marketable securities		238,278	148	(3)	238,423
Money market funds	Level 1	35,736	—	—	35,736
Total		$274,014	$148	$(3)	$274,159

As of September 30, 2020, all of the available-for-sale securities had contractual maturities within 11 months and the weighted-average maturity of marketable securities was approximately 3 months. There have been no material changes to the Company’s valuation techniques during the three and nine months ended September 30, 2020.

Available-for-sale debt securities with unrealized losses are summarized below:

	September 30, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$10,090	$(1)	$—	$—	$10,090	$(1)
Commercial paper	4,998	—	—	—	4,998	—
Total	$15,088	$(1)	$—	$—	$15,088	$(1)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,507	$(1)	$—	$—	$5,507	$(1)
Commercial paper	28,137	(2)	—	—	28,137	(2)
Total	$33,644	$(3)	$—	$—	$33,644	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of September 30, 2020.

As of September 30, 2020, the Company’s accumulated other comprehensive income on its condensed consolidated balance sheets consisted of net unrealized gains or losses on available-for-sale investments. For the nine months ended September 30, 2020, the Company sold marketable securities for total proceeds of $19.9 million and recognized minimal net realized gains from the sales based on the specific identification method. The Company did not sell any of its marketable securities for the three months ended September 30, 2020 and the comparable three and nine months periods in 2019.

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

The Non-Recourse 2035 Notes are secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in Theravance Respiratory Company, LLC (“TRC”). TRC holds the right to receive upward-tiering royalties ranging from 6.5% to 10% on worldwide net sales of TRELEGY, and the Company holds an 85% economic interest in TRC. The Issuer II Class C Units represent 75% of the Company's 85% economic interest, which equates to 63.75% of the economic interests in TRC.

The source of principal and interest payments for the Non-Recourse 2035 Notes are the future royalty payments generated from the TRELEGY program, and as a result, the holders of the Non-Recourse 2035 Notes have no recourse against the Company even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. The principal amount of the Non-Recourse 2035 Notes increased by $9.0 million and $10.1 million which represented the shortfall between the distributions received from TRC and the total interest payments due during the three and nine months ended September 30, 2020, respectively. While the holders of the Non-Recourse 2035 Notes have no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

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

The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of September 30, 2020, that are expected to be used to make a principal repayment on the Non-Recourse 2035 Notes within the next 12 months.

The following is a summary of the carrying value of the Non-Recourse 2035 Notes as of September 30, 2020:

September 30,
(In thousands)	2020
9.5% Non-Recourse 2035 Notes
Principal amount	$410,677
Less: 5% retention by the Company	(20,534)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(4,006)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,655)
Total	$384,482

As of September 30, 2020, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $390.1 million and $388.2 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

For debt determined to be extinguished, the total unamortized deferred financing costs and the associated redemption premium of $15.5 million were expensed as “Loss on extinguishment of debt” within the condensed consolidated financial statements of operations for the nine months ended September 30, 2020. In addition, $0.3 million of new third-party costs were expensed, and $4.4 million of new creditor fees were capitalized as debt discount. For debt determined to be modified, the related unamortized deferred financing costs of $1.8 million, as of February 28, 2020, will continue to be amortized through the remaining term of the Non-Recourse 2035 Notes, and $0.5 million of new creditor fees were expensed for the nine months ended September 30, 2020.

3.25% Convertible Senior Notes Due 2023

The Company has $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of September 30, 2020 with an estimated fair value of $201.5 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of September 30, 2020. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Theravance Respiratory Company, LLC

Through the Company’s 85% equity interest in TRC, the Company is entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The primary drug program assigned to TRC is Trelegy.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting, and the value of the Company’s equity investment in TRC was $48.9 million and $28.6 million as of September 30, 2020 and December 31, 2019, respectively. This amount includes undistributed earnings from the Company’s investment in TRC which are recorded on the condensed consolidated balance sheets as “Amounts due from TRC, LLC” and are net of the Company’s proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva. Pursuant to the TRC operating agreement, the cash from the TRELEGY royalties, net of any expenses, is distributed to the equity holders quarterly.

For the three and nine months ended September 30, 2020, the Company recognized net royalty income of $13.4 million and $48.3 million, respectively, within the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.5 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company recognized net royalty income of $7.2 million and $21.8 million, respectively. For the three and nine months ended September 30, 2019, the Company’s share of TRC expenses was $2.3 million and was primarily comprised of TRC legal and related fees associated with the 2019 arbitration between Innoviva and TRC and the Company.

As of September 30, 2020, the amounts due from TRC, LLC were $48.9 million which were primarily comprised of (i) net royalty income payments for the period from the first quarter of 2020 through the third quarter of 2020 and (ii) $8.5 million representing the Company’s share of the one-time fee that GSK paid to TRC upon termination of the MABA program in June 2020. On June 10, 2020, the Company disclosed in a Form 8-K that it had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use of TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to the Company under the terms of the TRC LLC Agreement. The Company intends to continue to seek to protect its interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, the Company initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to the Company in a manner consistent with the TRC LLC Agreement and the Company’s 85% economic interest in TRC. An arbitration hearing is scheduled for the first quarter of 2021.

8. Share-Based Compensation

Share-Based Compensation Expense Allocation

The allocation of share-based compensation expense included in the condensed consolidated statements of operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Research and development	$7,761	$6,458	$23,724	$18,338
Selling, general and administrative	7,803	6,561	23,701	18,200
Total share-based compensation expense	$15,564	$13,019	$47,425	$36,538

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

As of September 30, 2020, there were 414,000 of these performance-contingent RSAs and 54,000 of these performance-contingent RSUs outstanding, and as of September 30, 2019, there were 776,250 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding. The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the expense associated with the first tranche was fully recognized in 2018.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019, and as of March 31, 2020, the expense associated with this second tranche was fully recognized. For the nine months ended September 30, 2020, the Company recognized $0.4 million of share-based compensation expense related to the second tranche of these awards. For three and nine months ended September 30, 2019, the Company recognized $0.7 million and $1.2 million, respectively, of share-based compensation expense related to the second tranche of these awards.

In the first quarter of 2020, the performance conditions associated with the remaining third tranche were completed and, as a result, the Company recognized $0.6 million and $1.9 million of share-based compensation expense related to these awards for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the maximum remaining expense associated with the third tranche is $1.0 million (allocated as $0.3 million for research and development expense and $0.7 million for selling, general and administrative expense) and will be amortized through the first quarter of 2021.

Separate from the performance-contingent awards described above, the Company periodically grants performance-contingent RSUs to individual employees. For the three and nine months ended September 30, 2020, the Company recognized $0.1 million and $0.8 million, respectively, of share-based compensation expense related to such awards. As of September 30, 2020, there were 120,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $1.7 million with performance expiration dates ranging from December 2020 to June 2022.

9. Income Taxes

The income tax expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The expense was primarily attributed to recording contingent liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of September 30, 2020, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that features significant tax provision and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, was signed into law. Tax relief measures for businesses include a five-year net operating loss carryback (including a related technical correction to the 2017 Tax Reform Act), a change in Section 163(j) interest deduction limitations, accelerated alternative minimum tax refunds, payroll tax relief, a temporary suspension of certain aviation excise taxes, a tax credit for employers who retain employees, and a ‘qualified improvement property’ technical correction to the 2017 Tax Reform Act. The Company has considered the corporate income tax provisions of the CARES Act and related initial guidance as part of its income tax expense forecast for the three and nine months ended September 30, 2020, and these provisions are expected to have an immaterial impact on the Company’s 2020 income tax expense.

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

10. Public Offering of Ordinary Shares

On February 14, 2020, the Company sold 5,500,000 ordinary shares at a price to the public of $27.00 per share (the “Shares”). The gross proceeds to the Company from the offering were $148.5 million, before deducting underwriting discounts and commissions and offering expenses. The Shares were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”) to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs (including but not limited to our later stage clinical programs for TD-1473 and ampreloxetine), and the value of and market for our common shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to contain and treat the disease.

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

Impact of COVID-19 Pandemic

During the nine months ended September 30, 2020, the effects of the COVID-19 pandemic and the related actions by governments, companies, and individuals around the world to attempt to contain the spread of the virus presented a substantial public health and economic challenge around the world and is affecting our employees, patients, communities, clinical trial sites, suppliers, business partners and business operations. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including revenue, expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, ongoing spread of the disease across the US and the globe, and the actions taken to contain or treat the disease.

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

In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic, and our promotional focus and efforts quickly pivoted to increased digital promotional investments and, in early August 2020, leveraging an optimized hybrid selling model with virtual and in-person selling interactions. While overall market challenges remain due to the ongoing COVID-19 pandemic, YUPELRI increased its market share and achieved quarter-over-quarter net sales growth of 22% and stand-alone brand profitability in the third quarter of 2020. We continue to monitor the impact of the ongoing COVID-19 pandemic on demand for YUPELRI, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on YUPELRI.

At this stage, we are unable to predict with certainty the ultimate disruptive impact of the ongoing COVID-19 pandemic on both YUPELRI and the rest of our business.

Clinical Trial Activity

While we are currently continuing the clinical trials we have underway in sites across the globe, the ongoing COVID-19 pandemic has impacted the timeline for our clinical trials. We have been evaluating each of our clinical trial programs to determine necessary modifications and have worked closely with regulators, sites, clinical research organizations and data safety monitoring boards. Given the significant strains on the healthcare system across the globe, we made the decision in mid-March 2020 to temporarily suspend the screening of new patients for our clinical trials of TD-1473, a gut-selective oral Janus kinase inhibitor (“JAKi”) in development for inflammatory intestinal disease in Crohn’s and ulcerative colitis, and ampreloxetine, a norepinephrine reuptake inhibitor (“NRI”) under evaluation for the treatment of symptomatic neurogenic orthostatic hypotension (“nOH”), which are further discussed below. The screening of new patients into these trials was temporarily suspended for 4 weeks in order to prioritize ongoing support for patients who were already in screening and those who were already randomized. We implemented mitigation plans to help ensure patients in the clinical trials continued to have access to drug supply and regular visits with their physicians for study visits per trial protocols.

Screening of new patients resumed in mid-April 2020 in a controlled and measured fashion as individual sites confirmed their ability to support the study requirements, and new patients were able to be assessed for their eligibility to participate in the TD-1473 and ampreloxetine studies. In recognition of the increasing range of barriers presented by the ongoing pandemic on the ability of nOH patients to travel to sites and access medicines, we worked with the FDA to decentralize the Phase 3 studies in the ampreloxetine program. We are working to offer the decentralized approach across the ampreloxetine Phase 3 program in the US and globally in an effort to overcome the challenges patients face regarding travel, healthcare access and participation in clinical trials. We currently expect Phase 3 results for ampreloxetine for symptomatic nOH and for TD-1473 Phase 2b results in ulcerative colitis and Phase 2 results in Crohn's disease in the third quarter of 2021.

During the second quarter of 2020, we progressed our pre-clinical candidate TD-0903 into the clinic at an accelerated pace in response to the COVID-19 pandemic. We designed TD-0903 to be a lung-selective nebulized JAKi with the intent of addressing lung hyperinflammation in both the acute and chronic setting. In June 2020, we completed Phase 1 and entered a two-part Phase 2 study in the United Kingdom (“UK”) to explore the potential of TD-0903 to treat hospitalized patients with Acute Lung Injury caused by COVID-19 and prevent progression to Acute Respiratory Distress Syndrome and the need for assisted ventilation. To expedite enrollment, we opened additional sites in other regions including Europe, US, South Africa and South America. We have completed Phase 2, Part 1 dose escalation and are moving into Part 2. Phase 2, Part 2 is a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose of TD-0903 (selected based on the data from Part 1) as compared with placebo in hospitalized patients with confirmed symptomatic COVID-19 who require supplemental oxygen. Approximately 200 participants will be enrolled in Part 2. We expect to report results from the Phase 2 study in the second quarter of 2021.

Business Operations

We continue to monitor the ongoing COVID-19 pandemic and plan to continue taking steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The threat of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees, with the exception of key operations and lab personnel, since early March 2020. We have restricted all non-essential business travel, and we expect to continue to implement measures as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial sites and participants, the patients we serve and other business partners in light of COVID-19.

We are well capitalized as of September 30, 2020, with $358.3 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash).

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Mylan formally launched our sales and marketing efforts in early 2019. As described above and in Item 1A. Risk Factor entitled “We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations,” although YUPELRI net sales growth continued for the nine months ended September 30, 2020 compared to the same period in 2019, the trajectory was impacted by COVID-19, and we have observed increased volatility in YUPELRI sales. However, our YUPELRI operations were profitable on a brand-basis for the three months ended September 30, 2020. In addition, we are tracking several key performance metrics to gauge success in building early market acceptance, including formulary reviews, formulary wins and market access. Since launch, YUPELRI has been accepted on 191 formularies that account for a total of approximately 363 institutional accounts. With respect to market access, we have confirmed commercial coverage of approximately 74% and Medicare Part B coverage for 100% of patients (for patients with supplemental insurance; approximately 20% of patients may be responsible for co-pay and/or supplemental insurance).

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

Under the Mylan Agreement, as of September 30, 2020, we are eligible to receive from Mylan potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate (excluding the aggregate $16.5 million in earned milestones noted above) with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions. We do not expect to earn any additional development milestone or sales milestone payments from Mylan in 2020.

Lung-selective, Nebulized Pan-Janus Kinase (JAK) Inhibitor (TD-0903)

TD-0903 is a lung-selective, nebulized Janus kinase inhibitor (“JAKi”), in clinical development for the potential treatment of hospitalized patients with Acute Lung Injury (“ALI”) caused by COVID-19. We believe TD-0903 has the potential to inhibit the cytokine storm associated with ALI and prevent progression to Acute Respiratory Distress Syndrome (“ARDS”). The first healthy volunteer was dosed in a Phase 1 study of TD-0903 in April 2020, and in June 2020, we completed Phase 1 and entered a two-part Phase 2 study in the UK. Phase 2 is designed to explore the potential of TD-0903 to treat hospitalized patients with ALI caused by COVID-19 and prevent progression to ARDS and the need for assisted ventilation. To expedite enrollment, we opened additional sites in other regions including Europe, US, South Africa and South America. We have completed Phase 2, Part 1 dose escalation and are moving into Part 2. Phase 2, Part 2 is a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose of TD-0903 (selected based on the data from Part 1) as compared with placebo in hospitalized patients with confirmed symptomatic COVID-19 who require supplemental oxygen. Approximately 200 participants will be enrolled in Part 2. We expect to report results from the Phase 2 study in the second quarter of 2021.

We discovered TD-0903, and it has been shown in experimental murine models to have potent, broad inhibition of JAK-STAT signaling in the airways following challenges with multiple cytokines. By its mechanism, TD-0903 has the potential to block release of cytokines and chemokines that may be associated with ALI and the initiation of a cytokine storm syndrome. Preclinical studies suggest that TD-0903 has a very high lung to plasma ratio and rapid metabolic clearance resulting in low systemic exposure, compatible with its lung selectivity. TD-0903 is administered via nebulized inhalation solution, which further enhances its lung selectivity. Preclinical pharmacodynamic studies indicate that TD-0903 has an extended duration of action that should enable once daily dosing in humans.

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

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in early 2019. Phase 3 also includes a 26-week open-label study (OAK), which is a long-term extension study that will be ongoing at the time of registration, to allow participants completing REDWOOD to have continued access to ampreloxetine for up to 3.5 years and to collect safety and tolerability data over the course of treatment. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. In recognition of the increasing range of barriers presented by the ongoing pandemic on the ability of patients to travel to sites and access medicines, we worked with the FDA to decentralize the Phase 3 studies in the ampreloxetine program. We are working to offer the decentralized approach across the ampreloxetine Phase 3 program in the US and globally in an effort to overcome the challenges patients face regarding travel, healthcare access and participation in clinical trials. We expect the SEQUOIA study to report data in the third quarter of 2021, and we are evaluating the impact on the REDWOOD study that follows it.

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

Based on positive results from a Phase 1b exploratory study in ulcerative colitis and following dialogues with the FDA and European Medicines Agency (“EMA”) regarding study design, we advanced TD-1473 into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study is a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. Data from the Phase 2b portion of the ulcerative colitis study and the Phase 2 Crohn’s disease studies is expected in the third quarter of 2021.

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

In September 2019, we announced the initiation of a Phase 1 single ascending dose and multiple ascending dose trial designed to evaluate the safety and tolerability of TD-5202 in healthy participants, plus assess plasma pharmacokinetics of TD-5202 to confirm circulating levels are low, consistent with a gut-selective approach. In February 2020, we announced that data from the Phase 1 study indicated that TD-5202 was generally well tolerated as a single oral dose up to 2000 milligrams and as a twice-daily oral dose up 2000 milligrams total per day given for ten consecutive days in healthy participants.

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

In September 2019, we announced positive results from a Phase 1 single-ascending dose and multiple-ascending dose clinical trial of TD-8236. The Part C extension portion of the Phase 1 trial, assessing additional biomarkers in patients with moderate to severe asthma, demonstrated that biomarkers of JAK target engagement (including exhaled nitric oxide and pSTAT1 and pSTAT6 in cellular fractions of bronchoalveolar lavage fluid) were reduced after 7 days of once-daily dosing at a dose level of 1500 µg. In December 2019, we announced the initiation of a Phase 2 allergen challenge study of TD-8236 in mild allergic asthma patients. TD-8236 is the first JAK inhibitor to be studied in a Phase 2a Lung Allergen Challenge (LAC) study, but inconsistent with our expectations, it had no impact on decrease in lung function (FEV1) following allergen inhalation after 14 days of once-daily dosing at dose levels of 150 µg and 1500 µg compared to placebo. The collective data set (pre-clinical, Phase 1, Phase 2a) demonstrates TD-8236 engages the JAK mechanism at a dose of 1500 µg as evidenced by the reduction in FeNO and reductions in pSTAT, but does not protect against the lung function decline seen after allergen inhalation. There are other therapies that have failed to show an effect in a lung allergen challenge study but went on to gain approval. We will continue to analyze the data set including the forthcoming gene expression and cytokine data from the Phase 1 Part C study to help inform our conclusions and next steps for TD-8236.

Economic Interest in GSK-Partnered Respiratory Programs

We hold an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consists primarily of the TRELEGY program, which is described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy.

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

GSK and Innoviva conducted two global pivotal Phase 3 studies of TRELEGY in COPD, the IMPACT study and the FULFIL study. In September 2017, GSK and Innoviva announced that the FDA approved TRELEGY for the long-term, once-daily, maintenance treatment of appropriate patients with COPD. In August 2019, GSK announced that it had filed a supplemental new drug application (“sNDA”) to the FDA supporting revised labelling for TRELEGY on reduction in risk of all-cause mortality compared with ANORO ELLIPTA in patients with COPD. The FDA postponed an Advisory Committee meeting that was previously scheduled for April 21, 2020 related to this sNDA which was subsequently rescheduled for August 31, 2020. During the FDA’s Advisory Committee, the panel voted against the proposed all-cause mortality labeling claim. GSK announced during their third-quarter conference call on October 28, 2020 that the company received a Complete Response Letter from the FDA for the label update.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint, and in October 2019, GSK announced it had filed a sNDA with the FDA seeking an additional indication for the use of once-daily, single-inhaler triple therapy, TRELEGY, for the treatment of asthma in adults. The FDA approved the asthma sNDA in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US.

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

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. An arbitration hearing is scheduled for the first quarter of 2021.

Other Economic Interests

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, revenue recognition and clinical trial expenses that are not readily apparent from other sources. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic and the actions taken to contain or treat the disease. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Collaboration revenue	$7,261	$8,836	$(1,575)	(18)	$19,381	$21,666	$(2,285)	(11)
Licensing revenue	—	—	—	—	1,500	18,500	(17,000)	(92)
Mylan collaboration agreement	10,996	3,591	7,405	206	32,246	3,749	28,497	760
Total revenue	$18,257	$12,427	$5,830	47%	$53,127	$43,915	$9,212	21%

Collaboration revenue decreased by $1.6 million and $2.3 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Collaboration revenue is primarily comprised of recognized revenue related to the $100.0 million upfront payment from the Janssen collaboration agreement that was entered into in February 2018. The decreases for both periods were primarily attributed to a smaller portion of recognized revenue in the periods resulting from delays in our clinical trials due to COVID-19.

Licensing revenue decreased by $17.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. The $18.5 million recognized for the nine months ended September 30, 2019 represented an upfront payment (before a required tax withholding) from Mylan associated with the amendment signed in June 2019 for the commercialization and development rights to nebulized revefenacin in China and adjacent territories (“Mylan China Amendment”). For the nine months ended September 30, 2020, we recognized $1.5 million in licensing revenue from the achievement of a milestone related to the acceptance of a clinical trial application associated the Mylan China Amendment.

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

For the three and nine months ended September 30, 2020, we recognized $11.0 million and $32.2 million, respectively, in revenue from the Mylan collaboration agreement for YUPELRI which represented the receivables due from Mylan during the periods. Revenues from the Mylan collaboration agreement for YUPELRI for the three and nine months ended September 30, 2020 were significantly higher compared to the prior year periods primarily due to the growth of YUPELRI net sales which was commercial launched in the first quarter of 2019. While Mylan records the total net sales of YUPELRI within its financial statements, Mylan collaboration agreement revenue includes our implied 35% share of net sales of YUPELRI for the three and nine months ended September 30, 2020 of $13.0 million and $36.4 million, respectively. Our implied 35% share of net sales of YUPELRI for the three and nine months ended September 30, 2019 was $5.8 million and $8.9 million, respectively.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Employee-related	$15,979	$12,469	$3,510	28%	$45,285	$43,273	$2,012	5%
Share-based compensation	7,761	6,458	1,303	20	23,724	18,338	5,386	29
External-related	35,759	25,592	10,167	40	101,556	66,175	35,381	53
Facilities, depreciation and other allocated expenses	7,872	7,487	385	5	25,223	24,437	786	3
Total research & development	$67,371	$52,006	$15,365	30%	$195,788	$152,223	$43,565	29%

R&D expenses increased by $15.4 million for the three months ended September 30, 2020 compared to same period in 2019. The increase was primarily attributed to a $10.2 million increase in external-related expenses, a $3.5 million increase in employee-related expenses, and a $1.3 million increase in share-based compensation expense. The increase in external-related expenses was primarily due to the advancement of our priority programs, notably the continued progression of TD-1473, ampreloxetine, TD-8236, and the initiation of TD-0903 in COVID-19. The increase in employee-related expenses was primarily due to increases in compensation-related expenses, and the increase in share-based compensation expense was primarily due to an increase in annual grants of share-based awards to employees.

R&D expenses increased by $43.6 million for the nine months ended September 30, 2020 compared to same period in 2019. The increase was primarily due to a $35.4 million increase in external-related expenses, a $5.4 million increase in share-based compensation expense, and a $2.0 million increase in employee-related expenses. The increase in external-

related expenses was primarily due to the advancement of our priority programs, notably the continued progression of TD-1473, ampreloxetine, TD-8236, and the initiation of TD-0903 in COVID-19. The increase in employee-related expenses was primarily due to increases in compensation-related expenses, and the increase in share-based compensation expense was primarily due to an increase in annual grants of share-based awards to employees.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.4 million and $1.0 million for three months ended September 30, 2020 and 2019, respectively, and $5.8 million and $3.4 million for the nine months ended September 30, 2020 and 2019, respectively.

We anticipate our future R&D expenses will decrease from the current levels over the next 12 months primarily due to the planned completion of certain priority programs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Selling, general and administrative	$27,501	$25,622	$1,879	7%	$78,606	$73,035	$5,571	8%

Selling, general and administrative expenses increased by $1.9 million and $5.6 million for the three months and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases for both periods were primarily attributed to respective $1.2 million and $5.5 million increases in share-based compensation expense, respective $1.2 million and $2.3 million increases in employee-related expenses, and respective $0.6 million and $0.7 million increases in facilities and other expenses. The increases in share-based compensation expense were primarily due to an increase in annual grants of share-based awards to employees, and the increases in employee-related expenses were primarily due to increases in compensation-related expenses. The increases above were partially offset by respective $1.2 million and $1.4 million decreases in external-related expenses which were primarily due to decreases in legal and consulting services.

The increase noted above for the nine months ended September 30, 2020 was partially offset by a $1.6 million decrease related to collaboration expenses payable to Mylan in connection with the commercialization of YUPELRI which was formally launched in the first quarter of 2019.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Income from investment in TRC, LLC	$13,403	$7,197	$6,206	86%	$48,299	$21,792	$26,507	122%

The income from investment in TRC, LLC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Income from investment in TRC, LLC increased by $6.2 million and $26.5 million for the three and nine months ended September 30, 2020, respectively. In the second quarter of 2020, we also recorded $8.5 million within “Income from investment in TRC, LLC” representing our share of a $10.0 million fee that GSK agreed to pay TRC upon termination of the MABA program in June 2020. The increases in the income from investment in TRC were attributed to the continued sales growth of TRELEGY and the $8.5 million MABA payment. TRELEGY net sales for the three and nine months ended September 30, 2020 were $251.9 million and $740.7 million as compared to net sales of $172.8 million and $439.9 million for the comparable periods in 2019, respectively.

In connection with the issuance of our $380.0 million net principal amount Non-Recourse 2035 Notes in February 2020, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2035 Notes and is not available to pay other creditor obligations or claims.

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. An arbitration hearing is scheduled for the first quarter of 2021. See “Risk Factors – We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend, among other factors, on GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information.

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes, the retired Non-Recourse 2033 Notes, and the recently issued Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Interest expense	$(11,573)	$(8,068)	$(3,505)	43%	$(32,905)	$(23,827)	$(9,078)	38%

Interest expense increased by $3.5 million and $9.1 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increases were attributed to additional interest expense related to the issuance of the Non-Recourse 2035 Notes in February 2020. As of September 30, 2020, the Non-Recourse 2035 Notes had a net principal amount of $390.1 million and an interest rate of 9.5% compared to the retired Non-Recourse 2033 Notes which had an original net principal amount of $237.5 million and an interest rate of 9.0%.

Loss on Extinguishment of Debt

Loss on extinguishment of debt as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2020	2019	$	%		2020	2019	$	%
Loss on extinguishment of debt	$—	$—	$—	NM	%	$(15,464)	$—	$(15,464)	NM	%

NM: Not Meaningful

For the nine months ended September 30, 2020, the $15.5 million loss on extinguishment of debt was related to the issuance of the Non-Recourse 2035 Notes in February 2020. A portion of the proceeds from the Non-Recourse 2035 Notes were used to repay the outstanding balance of the Non-Recourse 2033 Notes that were issued in November 2018. The $15.5 million loss was comprised of a redemption premium related to the early repayment of the Non-Recourse 2033 Notes and the write-off of the previously deferred debt issuance costs related to the portion of the Non-Recourse 2033 Notes that was considered extinguished.

Interest and Other Income, net

Interest and other income, net, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2020	2019	$	%		2020	2019	$	%
Interest and other income, net	$1,109	$2,089	$(980)	(47)%		$3,643	$7,258	$(3,615)	(50)%
Costs related to GSK offering	126	—	126	NM		(1,610)	—	(1,610)	NM
Total interest and other income, net	$1,235	$2,089	$(854)	NM	%	$2,033	$7,258	$(5,225)	NM	%

NM: Not Meaningful

Interest and other income, net, decreased by $1.0 million and $3.6 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decreases were primarily attributed to lower interest income earned in the current year periods resulting from lower investment yields on our portfolio of marketable securities.

In addition, $1.6 million of costs related to the GSK offering in the second quarter of 2020 were incurred during the nine months ended September 30, 2020. On June 22, 2020, GSK completed its previously announced offering of $300.0 million of exchangeable senior notes due 2023, $280.3 million of which are exchangeable into ordinary shares of our Company that are held by GSK and its affiliates for investment purposes. The $1.6 million in costs were primarily comprised of financial advisory and legal-related costs.

Provision for Income Tax (Expense) Benefit

The provision for income tax, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2020	2019	$	%	2020	2019	$	%
Provision for income tax (expense) benefit	$(93)	$5,552	$(5,645)	(102)%	$(279)	$5,271	$(5,550)	(105)%

For the three and nine months ended September 30, 2020, the provision for income tax expense increased by $5.6 million compared to the same periods in 2019. The increase was primarily attributed to a reversal of previously accrued contingent tax liabilities for uncertain tax positions in the comparable period in 2019 due to a lapse of the statute of limitations and US research and development credits. Although we incurred operating losses on a consolidated basis, the provision for income taxes for the three and nine months ended September 30, 2020 was due to the uncertain tax positions taken with respect to transfer pricing and tax credits.

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2017. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of September 30, 2020, we had approximately $358.3 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of September 30, 2020, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $390.1 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

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

On February 14, 2020, we sold 5,500,000 ordinary shares at a price to the public of $27.00 per share (the “Shares”). The gross proceeds from the offering were $148.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Shares were issued pursuant to our currently effective shelf registration statement on Form S-3, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

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

Cash Flows

Cash flows, as compared to the comparable periods in the prior year, were as follows:

	Nine Months Ended September 30,
(In thousands)	2020	2019	Change
Net cash used in operating activities	$(185,478)	$(173,845)	$(11,633)
Net cash used in investing activities	(41,647)	(97,112)	55,465
Net cash provided by financing activities	262,342	2,835	259,507

Cash flows used in operating activities

Net cash used in operating activities was $185.5 million and $173.8 million for the nine months ended September 30, 2020 and 2019, respectively. The $11.6 million increase was primarily attributable to net increases in cash used in operating activities before changes in operating assets and liabilities of $20.0 million. This was offset by a $8.4 million decrease in changes in operating assets and liabilities.

Cash flows used in investing activities

Net cash used in investing activities was $41.6 million for the nine months ended September 30, 2020, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $56.2 million and $5.4 million related to the purchase of property and equipment. The net cash outflow amounts above were partially offset by a $19.9 million cash inflow from the sale of marketable securities during the nine months ended September 20, 2020.

Net cash used in investing activities was $97.1 million for the nine months ended September 30, 2019, consisting primarily of net cash outflows resulting from net purchases and maturities of marketable securities of $100.2 million which was partially offset by $5.0 million in cash inflows related to final installment proceeds from the sale of the VIBATIV product to Cumberland Pharmaceuticals Inc. (“Cumberland”) in November 2018.

Cash flows provided by financing activities

Net cash provided by financing activities was $262.3 million for the nine months ended September 30, 2020, consisting primarily of the sale of 5,500,000 ordinary shares for total net proceeds of $139.9 million and the issuance of our Non-Recourse 2035 Notes for total net proceeds of $374.7 million. A portion of the of the Non-Recourse 2035 Notes proceeds were used to repay, in full, the remaining $235.3 million outstanding balance of our Non-Recourse 2033 Notes and an $11.5 million redemption premium related to the payoff of the Non-Recourse 2033 Notes. In addition to the above, net cash provided by financing activities was partially offset by the repurchase of shares to satisfy tax withholding obligations in the amount of $8.9 million.

Net cash provided by financing activities was $2.8 million for the nine months ended September 30, 2019, consisting of $5.6 million of cash inflows from employee share plan purchase proceeds and share option exercises which was partially offset by $2.7 million of net cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2020.

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

We determined that achievement of the requisite performance conditions for the first tranche was completed in June 2018, and the expense associated with this first tranche was fully recognized in 2018. We determined that achievement of the requisite performance conditions for the second tranche were completed in February 2019, and the expense associated with this second tranche was fully recognized as of March 31, 2020. For the nine months ended September 30, 2020, we recognized $0.4 million and $0.5 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards.

In February 2020, we determined that the requisite performance conditions for the third tranche were completed. For the nine months ended September 30, 2020, we recognized $1.9 million and $0.9 million of share-based compensation expense and cash bonus expense, respectively, related to the third tranche of these awards. As of September 30, 2020, the maximum remaining share-based compensation expense and cash bonus expense associated with the third tranche was $1.0 million and $1.1 million, respectively.

Separate from the performance-contingent awards described above, we periodically grant performance-contingent RSUs to individual employees. For the nine months ended September 30, 2020, we recognized $0.8 million of share-based compensation expense related to such awards. As of September 30, 2020, there were 120,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $1.7 million with performance expiration dates ranging from December 2020 to June 2022.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of September 30, 2020, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2020 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. An arbitration hearing is scheduled for the first quarter of 2021.

ITEM 1A.  RISK FACTORS

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and nine months ended September 30, 2020 and years ended December 31, 2019 and 2018, we recognized net losses of $73.6 million, $219.6 million, $236.5 million, and $215.5 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.5 billion as of September 30, 2020. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of TD-1473 in ulcerative colitis, we initiated a Phase 2 induction study of TD-1473 in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial. While our YUPELRI operations were profitable on a brand-basis for the three months ended September 30, 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

In addition, we expect sales cycles, particularly for new customers, to continue to be impacted as a result of the COVID-19 pandemic, and we have observed continued volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting, where healthcare workers are prioritizing the treatment of patients with or suspected of COVID-19 disease. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. We are currently re-engaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. Customer orders or delays in starting new patients on YUPELRI may decline as a result of, among other things, a shift in our marketing efforts to remote communication methods, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk procedure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for continued volatility during the remainder of 2020 as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In addition, the COVID-19 pandemic makes the conduct of clinical trials more challenging given the paramount importance of adequate safety monitoring, collection of data and distribution of study drug, all of which are traditionally achieved by in person visits to our study sites. We expect challenges to continue to arise from quarantines, shelter-in-place or stay-at-home orders, site closures, travel limitations, potential interruptions to the supply chain for investigational products, other measure to help prevent the spread of COVID-19 or other considerations if site personnel or trial participants become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. In light of the COVID-19 pandemic, the Company is implementing mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols, but there is a risk that our trial data could be impacted if our efforts are insufficient. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact. Furthermore, we cannot assure you that our publicly-announced initiatives addressing COVID-19 will result in commercially-viable products.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all non-essential personnel work from home, temporary closures of offices, and reduction of physical participation in commercial activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

•	lack of effectiveness of product candidates during clinical studies;
•	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidates or their formulation into medicines;
•	inability to raise additional capital in sufficient amounts to continue our development programs, which are very expensive;

•	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates or partner decisions not to maintain a partnership with us;
•	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
•	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;
•	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;
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

Innoviva assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest primarily covers TRELEGY (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA inhaler, previously referred to as the Closed Triple) products. Our economic interest does not include any payments by GSK associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy. Innoviva controls TRC and, except for certain consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. We have had, currently have and may in the future have disagreements with Innoviva and TRC regarding Innoviva’s decisions regarding the management of TRC that could require invoking the dispute resolution procedures set forth in the TRC LLC Agreement and that, if resolved in a manner adverse to our interests, could have a material impact on our operations. See Part II, Item 1 “Legal Proceedings.” Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners, including any adverse impacts on GSK’s operations as a result of the COVID-19 pandemic.

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

Based on our review of publicly available filings, as of September 30, 2020, GSK beneficially owned 15.1% of our outstanding ordinary shares (although GSK has issued exchangeable notes that are exchangeable for up to 9,644,792 of our ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about the respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement.

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

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. An arbitration hearing is scheduled for the first quarter of 2021. Such arbitration proceeding could divert the attention of management, cause us to incur significant costs (regardless of the outcome, which we cannot predict) and there can be no assurance that these proceedings will result in us receiving additional distributions from TRC. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future.

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

We have collaborations with a number of third parties including Janssen for TD-1473 and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease and Mylan for the development and commercialization of a nebulized formulation of revefenacin, our LAMA compound (including YUPELRI). Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

As of September 30, 2020, we had $669.5 million in total long-term liabilities outstanding, comprised primarily of $390.1 million in net principal that remains outstanding under the Issuer II’s Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud-based and hosted applications, data and services, are vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As another example, we may incur penalties imposed by the competent authorities in the EU Member States in case of breach of the EU rules governing the collection and processing of personal data, including unauthorized access to or disclosure of personal data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that such security measures will prevent service interruptions or security breaches that could adversely affect our business. These same risks also apply to our partners and vendors, who similarly hold sensitive and critical information related to our business in computer systems and are similarly potentially vulnerable to attack.

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI may not continue to be accepted by these parties. YUPELRI competes predominantly with short-acting nebulized bronchodilators used three to four times per day and the nebulized LAMA LonhalaTM MagnairTM (SUN-101/eFlow®) used twice per day. We have seen increased volatility in sales of YUPELRI coinciding with the suspension of in person sales calls, having less access to physicians and other healthcare providers and the progression of the COVID-19 pandemic and, if physicians, patients, third party payors, or the medical community in general believe that nebulized therapy presents a risk of further spreading the SARS-COV-2 virus or that YUPELRI is otherwise not a preferred treatment option for those with COPD, we may see declines. Shifts to novel marketing tactics are being deployed in an effort to keep awareness levels and business generation positive, but these untested and unvalidated tactics may not be effective at maintaining YUPELRI brand growth. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

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

If we are not successful in maintaining a sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure and the ability to obtain access to and educate adequate numbers of physicians about prescribing YUPELRI in appropriate clinical situations, we will have difficulty maintaining effective commercialization of YUPELRI in the hospital setting, which would adversely affect our business and financial results and the condition and the price of our securities could fall.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2019, we do not believe that our Company is a PFIC since 2015. Based on existing tax law, we do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2020, we owned 466 issued US patents and 1,779 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

•

any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Innoviva, such as our 2019 arbitration proceeding with them or our current arbitration proceeding with them concerning their proposed use of TRC funds to make investments in private companies, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or disagreements resulting from or relating to the TRC LLC Agreement or to the Spin-Off;

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

Based on our review of publicly available filings, as of September 30, 2020, our three largest shareholders collectively owned 43.0% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1+	Offer Letter with Richard Graham August 12, 2015	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications Pursuant to 18 U.S.C. Section 1350	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2020, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statement of Shareholders’ Deficit, (iv)  the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

X

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

Theravance Biopharma, Inc.

Date: November 9, 2020	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)