Form 10-K
period 2020-12-31
Theravance Biopharma, Inc.
filed 2021-02-26
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.28 billion, based upon the closing price of $20.99 on the Nasdaq Global Market on June 30, 2020.

On February 19, 2021, there were 64,327,830 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2021 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.

2020 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of COVID-19 to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs (including but not limited to our later stage clinical programs for izencitinib and ampreloxetine), and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to contain and treat the disease, including vaccine availability, distribution, acceptance and effectiveness. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

2020 Highlights

Despite the delays and disruption caused by the COVID-19 pandemic, 2020 was a successful year in terms of progress as our key programs advanced towards important milestones.

YUPELRI Sales Growth

In the second full year since its commercial launch in the first quarter of 2019, YUPELRI continued to experience solid net sales growth in 2020. Through the combined commercialization efforts with our partner Viatris Inc. (formerly, Mylan N.V.), our collaboration revenue related to YUPELRI increased by 221% in 2020 compared to 2019. YUPELRI is the first and only once-daily, nebulized maintenance medicine for COPD. Theravance Biopharma and Viatris copromote in the US, with our combined sales infrastructures targeting health care professionals that treat the universe of COPD patients suitable for YUPELRI. Theravance Biopharma focuses on the hospital segment whereas Viatris focuses on the outpatient segment. While the COVID-19 pandemic impacted YUPELRI’s sales growth trajectory in 2020, we saw sales growth recover in the second half of the year, and we continue to be encouraged by market feedback and performance indicators, including hospital formulary success, patient uptake, and market access, over the past 12 months.

Progression of Late-Stage Studies of Ampreloxetine and Izencitinib

Ampreloxetine, our norepinephrine reuptake inhibitor, continued to progress in two Phase 3 studies, one designed to assess treatment benefit over four weeks and the other to assess durability of response. Given limitations of existing neurogenic orthostatic hypotension (“nOH”) treatments, ampreloxetine may represent an important treatment option for patients and a meaningful commercial opportunity in the US. To address the challenges presented by COVID-19, we modified our Phase 3 program to allow for a decentralized approach for treating patients in the trial. We anticipate reporting results on our Phase 3 clinical study of ampreloxetine in symptomatic nOH in the third quarter of 2021.

Izencitinib (formerly known as TD-1473), our oral gut-selective pan-JAK inhibitor for inflammatory intestinal diseases, partnered with Janssen Biotech, Inc. (“Janssen”), continued to progress in a Phase 2b/3 study in ulcerative colitis and a Phase 2 study in Crohn’s disease. Izencitinib is intended to treat inflammatory intestinal disease directly at the site of inflammation in an organ-selective manner, with minimal systemic exposure or corresponding immunosuppressive effects. We anticipate reporting results from both studies in the third quarter of 2021.

Positive Phase 1 Data and Clinical Progression of TD-0903

TD-0903 is a lung-selective, nebulized Janus kinase inhibitor (“JAKi”) in development for the potential treatment of hospitalized patients with Acute Lung Injury caused by COVID-19. We dosed our first patient in a Phase 1 study in April 2020 and results from that study in healthy volunteers showed a favorable safety and tolerability profile across the full range of nebulized doses and low systemic levels of TD-0903 in the systemic circulation, consistent with the lung-selective design. Data from Phase 1 provided confidence to continue dosing patients in a Phase 2 study, with results expected in the second quarter of 2021.

Advancement of TD-5202 into the Clinic

TD-5202, our oral gut-selective irreversible JAK3 inhibitor for inflammatory intestinal diseases, partnered with Janssen, continued to progress in the clinic. In the third quarter of 2019, we initiated a Phase 1 single ascending dose and multiple ascending dose study primarily designed to evaluate the safety and tolerability of TD-5202 in healthy subjects. In February 2020, we announced that data from the Phase 1 study indicated that TD-5202 was generally well tolerated as a single oral dose up to 2000 milligrams and as a twice-daily oral dose up 2000 milligrams total per day given for ten consecutive days in healthy subjects. We and our partner Janssen believe TD-5202 represents a promising additional therapeutic approach for addressing a range of inflammatory intestinal diseases.

Financing

We successfully closed on two financing transactions during the first quarter of 2020. In February 2020, we closed on an offering of 5,500,000 ordinary shares at a price to the public of $27.00 per share raising $148.5 million, before deducting underwriting discounts and commissions and estimated offering expenses. Also, in February 2020, we closed on a private placement of $400.0 million of non-recourse Triple II 9.5% fixed rate term notes. The notes are secured by a portion of the future payments we expect to receive related to royalties due on net sales of TRELEGY. We used a portion of the net proceeds from this transaction to repay in full the remaining outstanding balance of the $250.0 million Triple PhaRMASM 9.0% fixed rate term notes due 2033. We are using the remainder of the net proceeds from both transactions to support continued execution of our key development programs.

Impact of COVID-19 Pandemic

The effects of the COVID-19 pandemic and the related actions by governments, companies, and individuals around the world to attempt to contain the spread of the virus (including new variants of COVID-19) continues to present a substantial public health and economic challenge and is affecting our employees, patients, communities, clinical trial sites, suppliers, business partners and business operations. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including revenue, expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, ongoing spread of the disease across the US and the globe, and the actions taken to contain or treat the disease, including vaccine availability, distribution, acceptance and effectiveness.

YUPELRI (revefenacin) Inhalation Solution

We and our collaboration partner, Viatris, continue to supply YUPELRI to our patients and currently do not anticipate any interruptions in supply. The manufacture of YUPELRI continues at or near normal levels.

In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. Our promotional focus and efforts quickly pivoted to increased digital promotional investments and, in early August 2020, leveraging an optimized hybrid selling model with virtual and in-person selling interactions. While overall market challenges remain due to the ongoing COVID-19 pandemic, YUPELRI increased its market share and it was profitable on a stand-alone brand basis for the first time in the second half of 2020.

We continue to monitor the impact of the ongoing COVID-19 pandemic on demand for YUPELRI, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on YUPELRI.

At this time, we are unable to predict with certainty the ultimate disruptive impact of the ongoing COVID-19 pandemic on both YUPELRI and the rest of our business, but we believe the pandemic may continue to put downward pressure on our sales to the extent that it continues to depress in-person customer interactions.

Clinical Trial Activity

While we are currently continuing the clinical trials that we had underway in sites across the globe prior to the onset of the pandemic, the timelines have been adversely impacted. We frequently evaluate each of our clinical trial programs to determine any additional necessary modifications and have worked closely with regulators, sites, clinical research organizations and data safety monitoring boards. Given the significant strains on the healthcare system across the globe, we made the decision in mid-March 2020 to temporarily suspend the screening of new patients for our clinical trials of izencitinib, a gut-selective oral JAKi in development for inflammatory intestinal disease in Crohn’s and ulcerative colitis, and ampreloxetine, a norepinephrine reuptake inhibitor (“NRI”) under evaluation for the treatment of symptomatic nOH, which are further discussed below. The screening of new patients into these trials was temporarily suspended for 4 weeks in order to prioritize ongoing support for patients who were already in screening and those who were already randomized. We implemented mitigation plans to help ensure patients in the clinical trials continued to have access to drug supply and regular visits with their physicians for study visits per trial protocols.

Screening of new patients resumed in mid-April 2020 in a controlled and measured fashion as individual sites confirmed their ability to support the study requirements, and new patients were able to be assessed for their eligibility to participate in the izencitinib and ampreloxetine studies. Study sites and necessary supporting medical infrastructure for our studies, such as endoscopy suites for our study of izencitinib in ulcerative colitis, have been gradually available for participation in and support of our trial through the year, increasing as cases dip and deceasing as cases surge. In recognition of the increasing range of barriers presented by the ongoing pandemic on the ability of nOH patients to travel to sites and access medicines, we worked with the FDA to decentralize the Phase 3 studies in the ampreloxetine program. We are working to offer the decentralized approach across the ampreloxetine Phase 3 program in the US and globally in an effort to overcome the challenges patients face regarding travel, healthcare access and participation in clinical trials. We currently expect Phase 3 results for ampreloxetine for symptomatic nOH and for izencitinib Phase 2b results in ulcerative colitis and Phase 2 results in Crohn's disease in the third quarter of 2021.

During the second quarter of 2020, we progressed our preclinical candidate TD-0903 into the clinic at an accelerated pace in response to the COVID-19 pandemic. We designed TD-0903 to be a lung-selective nebulized JAKi with the intent of addressing lung hyperinflammation in both the acute and chronic setting. In June 2020, we completed Phase 1 and entered a two-part Phase 2 study in the United Kingdom (“UK”) to explore the potential of TD-0903 to treat hospitalized patients with Acute Lung Injury caused by COVID-19 and prevent progression to Acute Respiratory Distress Syndrome and the need for assisted ventilation. To expedite enrollment, we opened additional sites in other regions including Europe, US, South Africa and South America. We have completed Phase 2, Part 1 dose escalation and moved into Part 2. Phase 2, Part 2 is a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose (3 mg) of TD-0903 (selected based on the data from Part 1) as compared with placebo in 198 hospitalized patients with confirmed symptomatic COVID-19 who require supplemental oxygen. We expect to report results from the Phase 2, Part 2 study in the second quarter of 2021.

Business Operations

We continue to monitor the ongoing COVID-19 pandemic and plan to continue taking steps to identify and attempt to mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The threat of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees, with the exception of key operations and lab personnel, since early March 2020. We have restricted all non-essential business travel, and we expect to continue to implement measures as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial sites and participants, the patients we serve and other stakeholders in light of COVID-19.

Our Programs

The table below summarizes the status of our approved product and our other product candidates in development. The table also includes the status of the respiratory programs in which we have an economic interest and for which GSK is responsible pursuant to agreements between Innoviva and GSK (“GSK-Partnered Respiratory Programs”). These programs consist primarily of the Trelegy program. We have an economic interest in these programs through our interest in Theravance Respiratory Company, LLC (“TRC”), a limited liability company managed by Innoviva. The status of all GSK-Partnered Respiratory Programs referenced in this Annual Report on Form 10-K are based solely upon publicly available information and may not reflect the most recent developments under the programs.

(1)	We hold an 85% economic interest in upward-tiering royalty stream of 6.5% – 10% payable by GSK (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC Agreement over the next four fiscal quarters). 75% of TRC royalties received is pledged to service outstanding notes, and 25% of royalties received are retained by us. All statements concerning TRELEGY are based on publicly available information.

Glossary of Defined Terms used in Table Above:

COPD: Chronic Obstructive Pulmonary Disease;

CD: Crohn’s Disease;

FF: Fluticasone Furoate;

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Viatris formally launched our sales and marketing efforts in early 2019. As described above and in Item 1A. Risk Factor entitled “We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations,” although YUPELRI net sales growth continued for the year ended December 31, 2020 compared to 2019, the trajectory was impacted by COVID-19, and we have observed increased volatility in YUPELRI sales. However, our YUPELRI operations were profitable on a brand basis for the first time in the second half of 2020. In addition, we are tracking several key performance metrics to gauge success in building market acceptance, including formulary success and market access.

Viatris Collaboration

In January 2015, Viatris and we established a strategic collaboration for the development and commercialization of revefenacin. Partnering with a leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting. Viatris funded the Phase 3 development program of YUPELRI, enabling us to advance other high value pipeline assets alongside YUPELRI.

Under the terms of the Viatris Development and Commercialization Agreement (the “Viatris Agreement”), Viatris and we co-develop revefenacin for COPD and other respiratory diseases. We led the US Phase 3 development program for YUPELRI in COPD, and Viatris was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs are shared. With YUPELRI approved in the US, Viatris is leading commercialization, and we co-promote the product in the US under a profit and loss sharing arrangement (65% to Viatris; 35% to Theravance Biopharma). Outside the US, Viatris is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

In June 2019, we announced the expansion of the Viatris Agreement to grant Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, we received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive additional potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. In March 2020, we earned a $1.5 million development milestone for the acceptance of a clinical trial application associated with the use of revefenacin monotherapy in China and adjacent territories. Viatris is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs. We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI.

Under the Viatris Agreement, as of December 31, 2020, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

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

We believe TD-0903 has the potential to inhibit the cytokine storm associated with ALI and prevent progression to Acute Respiratory Distress Syndrome (“ARDS”). The first healthy volunteer was dosed in a Phase 1 study of TD-0903 in April 2020, and in June 2020, we completed Phase 1 and entered a two-part Phase 2 study. Phase 2 is designed to evaluate the efficacy, safety, and tolerability of TD-0903 in subjects with confirmed symptomatic COVID-19 hospitalized for symptomatic respiratory insufficiency. This study will also evaluate the PK of TD-0903 in these subjects. To expedite enrollment, we opened additional sites in other regions including Europe, the US, South Africa and South America.

We completed Phase 2, Part 1 a small sub-study of 25 patients intended to assess safety, PK and exploratory clinical measures of three doses of TD-0903 versus placebo. Data showed that inhaled administration of nebulized TD-0903, once daily over seven days, was generally well-tolerated and showed a numerical trend towards improved clinical status, reduced hospital stay and fewer deaths compared to placebo during a 28-day observation period. TD-0903 also demonstrated evidence of improvements in several relevant inflammatory biomarkers and low systemic exposure at all doses. This demonstrates the lung-selective design features of the molecule.

We have moved into Phase 2 Part 2, which is a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose (3 mg) of TD-0903 (selected based on the data from Part 1) as compared with placebo in 198 patients. We expect to report results from the Phase 2 Part 2 study in the second quarter of 2021.

Ampreloxetine (TD-9855)

Ampreloxetine is an investigational, once-daily norepinephrine reuptake inhibitor (“NRI”) being developed for the treatment of patients with symptomatic neurogenic orthostatic hypotension (“nOH”). nOH is caused by primary autonomic failure conditions, including multiple system atrophy, Parkinson’s disease and pure autonomic failure. The compound has high affinity for binding to norepinephrine transporters. By blocking the action of these transporters, ampreloxetine causes an increase in extracellular concentrations of norepinephrine. Ampreloxetine is wholly owned by us.

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two studies. The first study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 study in early 2019. Phase 3 also includes a 26-week open-label study (OAK), which is a long-term extension study that will be ongoing at the time of registration, to allow participants completing REDWOOD to have continued access to ampreloxetine for up to 3.5 years and to collect safety and tolerability data over the course of treatment. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. In recognition of the increasing range of barriers presented by the ongoing pandemic on the ability of patients to travel to sites and access medicines, we worked with the FDA to decentralize the Phase 3 studies in the ampreloxetine program. We are working to offer the decentralized approach across the ampreloxetine Phase 3 program in the US and globally in an effort to overcome the challenges patients face regarding travel, healthcare access and participation in clinical trials. We expect the SEQUOIA study to report data in the third quarter of 2021.

Gut-selective Pan-JAK Inhibitor Program (Izencitinib)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis, and ulcerative colitis and have demonstrated therapeutic benefit for patients with Crohn’s disease. However, these products are known to have side effects based on their systemic exposure. In izencitinib, our program goal is to develop an orally administered, gut-selective pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We believe izencitinib could be a potential treatment for a range of inflammatory intestinal diseases, and it is in development for the treatment of ulcerative colitis and Crohn’s disease.

Based on positive results from a Phase 1b exploratory study in ulcerative colitis and following dialogues with the FDA and European Medicines Agency (“EMA”) regarding study design, we advanced izencitinib into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study is a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. Data from the Phase 2b portion of the ulcerative colitis study and the Phase 2 Crohn’s disease studies is expected in the third quarter of 2021.

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

We are developing izencitinib and TD-5202 in collaboration with Janssen as part of the companies’ global co-development and commercialization agreement for novel, gut-selective JAK inhibitors.

Janssen Biotech Collaboration

In February 2018, we announced a global co-development and commercialization agreement with Janssen for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. Under the terms of the agreement, we received an upfront payment of $100.0 million and will be eligible to receive up to an additional $900.0 million in potential payments, inclusive of a potential opt-in payment following completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study. At that time, Janssen can elect to obtain an exclusive license to develop and commercialize izencitinib and certain related compounds by paying us a fee of $200.0 million. Upon such election, we and Janssen will jointly develop and commercialize izencitinib in inflammatory intestinal diseases, and we and Janssen will share profits and losses in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to Theravance Biopharma). In addition, we would receive royalties on ex-US sales at double-digit tiered percentage royalty rates.

The closing of the opt-in portion of the transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”). After Phase 2, Janssen would lead subsequent development of izencitinib in Crohn’s disease if it makes such an election. We will lead development of izencitinib in ulcerative colitis through completion of the Phase 2b/3 study. If izencitinib is commercialized, we have the option to co-commercialize in the US, and Janssen would have sole commercialization responsibilities outside the US.

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

In September 2019, we announced positive results from a Phase 1 single-ascending dose and multiple-ascending dose clinical trial of TD-8236. The Part C extension portion of the Phase 1 trial, assessing additional biomarkers in patients with moderate to severe asthma, demonstrated that biomarkers of JAK target engagement (including exhaled nitric oxide and pSTAT1 and pSTAT6 in cellular fractions of bronchoalveolar lavage fluid) were reduced after 7 days of once-daily dosing at a dose level of 1500 µg. In December 2019, we announced the initiation of a Phase 2 allergen challenge study of TD-8236 in mild allergic asthma patients, and we reported results of the Phase 1C study in the third quarter of 2020. TD-8236 is the first JAK inhibitor to be studied in a Phase 2a Lung Allergen Challenge (“LAC”) study, but inconsistent with our expectations, it had no impact on decrease in lung function (FEV1) following allergen inhalation after 14 days of once-daily dosing at dose levels of 150 µg and 1500 µg compared to placebo and did not meet the primary study objective. The collective data set (preclinical, Phase 1, Phase 2a) demonstrates TD-8236 engages the JAK mechanism at a dose of 1500 µg as evidenced by the reduction in FeNO and reductions in pSTAT, but does not protect against the lung function decline seen after allergen inhalation.

After completing additional analysis on TD-8236 gene signature and biomarker data from the Phase 1C study, we found that the data are consistent with target engagement in the lung. However, based on our current understanding of TD-8236, we have decided to pause the clinical program for this specific compound in its current form and apply our learnings to refining and expanding molecules in our portfolio of inhaled JAK inhibitors. The robust body of scientific evidence from TD-8236 and TD-0903 programs provide confidence for us to continue the lung-selective inhaled JAK inhibitor program for asthma. The full data set for TD-8236 will be presented at future scientific meetings.

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

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). TRELEGY is currently the only commercial product arising out of the GSK agreements assigned by Innoviva to TRC. Royalty payments from GSK to TRC arising from the net sales of Trelegy are presented in our consolidated statements of operations within “Income from investment in TRC, LLC” and is classified as non-operating income. During the three months ended June 30, 2020, we also recorded $8.5 million within “Income from investment in TRC, LLC” representing our share of a $10.0 million fee that GSK agreed to pay TRC upon termination of the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program in June 2020. Seventy-five percent of the “Income from investment in TRC, LLC,” as evidenced by the Issuer II Class C Units (defined below), is available only for payment of the $400.0 million aggregate amount of 9.5% fixed rate non-recourse term notes due 2035 (the “Non-Recourse 2035 Notes”) and is not available to pay our other obligations or the claims of our other creditors.

Our special purpose subsidiary Triple Royalty Sub II LLC (the “Issuer II”) issued the Non-Recourse 2035 Notes in February 2020, the proceeds of which were used in part to repay the outstanding balance of our 9.0% non-recourse notes, due on or before 2033 (the “Non-Recourse 2033 Notes”) that were issued in November 2018. The Non-Recourse 2035 Notes are secured by all of the Issuer II’s rights, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in TRC. The Issuer II Class C Units entitle the Issuer II to receive 63.75% of the economic interest that TRC receives in any future payments made by GSK under the agreements described above, or 75% of the income from our 85% ownership interest in TRC.

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments to take place over the next few weeks. We currently anticipate a decision in those proceedings near the end of the first quarter or early in the second quarter of 2021.

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

Research Projects

Our research goal is to design organ-selective medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. The intention is to expand the therapeutic index of our potential medicines compared to conventional systemic therapies. Our efforts leverage years of experience in developing lung-selective medicines, such as YUPELRI, to treat respiratory diseases, and have led to the discovery of the gut-selective pan-JAK inhibitor izencitinib and irreversible JAK3 inhibitor TD-5202 for inflammatory intestinal diseases and the lung-selective inhaled JAK inhibitor TD-8236 and nebulized pan JAK inhibitor TD-0903 in serious respiratory disease. We plan to advance towards the clinic other research projects with various mechanisms of action, each specifically tailored for the organ of interest, as we identify and validate potentially appropriate compounds. Our research is focused in the areas of inflammation and immunology, and our pipeline of internally discovered programs is targeted to address significant patient needs.

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

We manage our pipeline with the goal of optimizing program value and allocation of resources. We employ multiple strategies for commercialization of our products. Our approach may involve retaining product rights and marketing a product independently in the US or we may partner a product to extend our commercial reach, to expand our geographic reach, and/or to manage the financial risk associated with the program. Alternatively, we may monetize or divest an asset that we designate as outside our core business, where we believe the program is optimized by leveraging partner capabilities and removing or limiting our research and development costs.

Manufacturing

We rely primarily on a network of third-party manufacturers, including contract manufacturing organizations, to produce the active pharmaceutical ingredients (“API”) and drug products required for our clinical trials and drug product. We believe that we and our partners have in-house expertise to manage this network of third-party manufacturers, and we believe that we will be able to continue to negotiate third-party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to rely on internal manufacturing capacity in order to develop or, potentially, commercialize our products. However, if we are unable to obtain contract manufacturing or obtain such manufacturing on commercially reasonable terms, or if manufacturing is interrupted at one of our suppliers, whether due to regulatory or other reasons, we may not be able to develop our products or commercialize product as planned.

Any inability to acquire sufficient quantities of API or drug product in a timely manner from current or future sources could disrupt our research and development programs, the conduct of future clinical trials or our commercialization efforts. For more information, see the risk factor under the heading “There is a single source of supply for a number of our product candidates and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available” of this Annual Report on Form 10-K.

Government Regulation

The development and commercialization of pharmaceutical products and our product candidates by us, our collaboration partners and licensees, GSK, and Cumberland Pharmaceuticals Inc. (“Cumberland”) and our ongoing research are subject to extensive regulation by governmental authorities in the US and other countries. Before marketing in the US, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. Outside the US, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities which are subject to equally rigorous regulatory obligations. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, the commercialization of pharmaceutical products is permitted only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of the product.

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

Our ability, and the ability of our collaboration partners, licensees, or those commercializing products with respect to which we have an economic interest or right to receive royalties to commercialize our products successfully, and our ability to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the US, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. The reimbursement environment is described in greater detail under the risk factor “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

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

Data Privacy and Protection

We are subject to laws and regulations that address privacy and data security. In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (“FTC Act”)), govern the collection, use, disclosure, and protection of health-related and other personal information. Similar obligations apply outside of the US. For example, the General Data Protection Regulation (“GDPR”) which entered into force on May 25, 2018 amplified existing data protection obligations in the EU. These laws and related risks are described in greater detail under the risk factor “If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business” of this Annual Report on Form 10-K.

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

As of December 31, 2020, we owned 507 issued US patents and 2,253 granted foreign patents, as well as additional pending US patent applications and foreign patent applications. The claims in these various patents and patent applications are typically directed to compositions of matter, including claims covering product candidates, crystalline forms, lead compounds and key intermediates, pharmaceutical compositions, methods of use and/or processes for making our compounds. In particular, our wholly-owned subsidiary Theravance Biopharma R&D IP, LLC owns the following US patents which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for YUPELRI (revefenacin) inhalation solution: US Patent No. 7,288,657, expiring on December 23, 2025; US Patent No. 7,491,736, expiring March 10, 2025; US Patent No. 7,521,041, expiring March 10, 2025; US Patent No. 7,550,595, expiring March 10, 2025; US Patent No. 7,585,879, expiring March 10, 2025; US Patent No. 7,910,608, expiring March 10, 2025; US Patent No. 8,034,946, expiring March 10, 2025; US Patent No. 8,053,448, expiring March 10, 2025; US Patent No. 8,273,894, expiring March 10, 2025; US Patent No. 8,541,451, expiring August 25, 2031; US Patent No. 9,765,028, expiring July 14, 2030; US Patent No. 10,106,503, expiring March 10, 2025; US Patent No. 10,343,995, expiring March 10, 2025; and US Patent No. 10,550,081, expiring July 14, 2030 (each of the aforementioned expiration dates not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). Thus, the last to expire patent currently listed in the Orange Book for YUPELRI (revefenacin) inhalation solution expires on August 25, 2031. On December 19, 2018, we filed patent term extension (“PTE”) applications in the US Patent and Trademark Office (“USPTO”) for US Patent Nos. 7,288,657 and 7,585,879. These PTE applications are currently pending and if granted, we will be permitted to extend the term of one of these patents for the period determined by the USPTO.

Issued US and foreign patents generally expire 20 years after their filing date. The patent rights relating to YUPELRI (revefenacin) inhalation solution currently consist of issued US patents, pending US patent applications and counterpart patents and patent applications in a number of jurisdictions, including Europe. Additionally, our patent rights relating to ampreloxetine and izencitinib currently include issued US composition of matter patents that expire in 2030 and 2036, respectively (not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984), as well as additional issued US patents, pending US patent applications and/or counterpart patents and patent applications in a number of jurisdictions. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position, we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

Competition

Our late-stage development programs, and the marketed products to which we are entitled to profit share revenue, royalty or similar payments, primarily target three therapeutic areas— respiratory, gastrointestinal, and neurological. In research, we apply organ-selective expertise to biologically compelling targets to discover and develop medicines designed to treat underserved localized diseases and to limit systemic exposure, in order to maximize patient benefit and minimize risk. Our commercial infrastructure is focused primarily on the acute care setting. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing and future market-leading medicines.

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

YUPELRI (revefenacin) inhalation solution, a long-acting muscarinic antagonist (LAMA)

YUPELRI competes predominately with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day.

Trelegy or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

For treatment of COPD, Trelegy competes in the US with AstraZeneca’s Breztri® Aerosphere® (budesonide/glycopyrronium/formoterol fumarate, dosed twice per day). Breztri was approved for COPD by EMA in December 2020 and is expected to launch in 2021. Trimbow (beclometasone dipropionate/formoterol fumarate/glycopyrronium bromide, dosed twice per day) from Chiesi Farmaceutici is an additional COPD competitor in Europe. TRELEGY also competes with Breztri in Japan and China for COPD.

For treatment of asthma, TRELEGY is the only triple therapy approved in the US and competes in Japan with Novartis’s Enerzair® Breezhaler® (indacaterol acetate, glycopyrronium bromide and mometasone furoate, dosed once daily). Enerzair and Trimbow are currently under review by EMA, and, if approved in Europe they will compete with TRELEGY.

In both COPD and asthma, TRELEGY also competes with “open triple” therapy which can be accomplished by the concurrent use of two or three products. An example of such use includes a LABA/ICS combination such as AstraZeneca’s Symbicort and a LAMA such as Boehringer Ingelheim’s Spiriva.

Gut-selective Pan-JAK Inhibitor Program (Izencitinib)

If successfully developed and approved, izencitinib would be expected to compete with biologics, which have become the mainstay of treatment in moderate-to-severe IBD patients, steroids, immunosuppressants, and other JAK inhibitors (all of which provide systemic exposure and are, thus, not gut-selective). Biologics for treatment of IBD (all of which require intravenous or sub-cutaneous administration) include the anti-TNF monoclonal antibodies Humira® (adalimumab), marketed by AbbVie Inc., and Remicade® (infliximab), marketed by Janssen Pharmaceuticals, Inc., and the anti-integrin antibody Entyvio® (vedolizumab), marketed by Takeda Pharmaceuticals America, Inc. Pfizer Inc.’s Xeljanz® (tofacitinib) was the first systemic JAK inhibitor approved by the FDA for the treatment of ulcerative colitis, although other systemic JAK inhibitors are currently in clinical development for IBD including filgotinib (Gilead Sciences, Inc.) and upadacitinib (AbbVie Inc.).

Ampreloxetine norepinephrine reuptake inhibitor (“NRI”)

If successfully developed and approved, ampreloxetine would be expected to compete predominantly with Northera® (droxidopa) marketed by Lundbeck NA Ltd., and to a lesser extent, midodrine and fludrocortisone which are available as generics. In addition, generic droxidopa is expected to enter the US market in February 2021 following expiration of the orphan drug exclusivity for Northera®.

Human Capital

As of December 31, 2020, we had 359 employees. Of these employees, 331 were in the US and 28 were non-US.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse workforce. We emphasize the importance of character and integrity as much as professional qualifications, and we seek to foster a culture of empowerment where employees have ownership in business outcomes. We strive to keep our people engaged and working collaboratively with an understanding that behaviors that matter are reflected in our Core Values - thinking it through, finding a way, getting it done, and winning together. Our employees are encouraged through many forms of corporate communication such as an open-door policy, all employee meetings, an anonymous online suggestion box, and an Employee Pulse Survey, to ask questions, make suggestions, and provide input.

Diversity and Inclusion

We strive to build a culture of diversity and inclusion through our business and human resources practices and policies, and we work to eliminate discrimination and harassment in all of its forms, including related to color, race, sex or gender, sexual orientation, gender identity, age, pregnancy, caste, disability, ethnicity, national origin or ancestry, religious beliefs, veteran status, uniformed servicemember status, or physical or mental disability. We have both a Diversity & Inclusion Council and a Women’s Leadership Network, which are each Company-sponsored, employee-led groups that aim to improve attraction, retention, development, inclusion, and engagement of a diverse and global workforce.

Talent Acquisition and Retention

We believe that our philosophy of providing competitive compensation and benefits and our focus on providing opportunities for career growth and development fosters interest from external candidates in Company openings, increases Company employee tenure, and reduces voluntary employee turnover. The global acceptance rate of our employment offers is consistently high. We believe we are successful in our retention efforts because we provide challenging work assignments, cross functional teamwork experiences and career progression supported by new skill building. We invest in employee learning and development by identifying and providing training and development programs, speakers, and other materials and have personnel specifically focused on employee learning and development. Based upon informal and formal feedback, including our Employee Pulse Surveys, management’s relationship with employees is very good. Because retention of the employee base is key to our business strategy, executive management provides quarterly updates on turnover metrics to our board of directors.

Total Rewards

We reward our employees beyond a competitive base salary. Our employees also receive cash bonus opportunities, equity incentives, health and wellness benefits and programs, and educational benefits. We strive to offer a competitive total rewards package that is responsive to market needs based upon the specific requirements of the job. Some examples of benefits offered include:

●	quality, affordable health insurance coverage available to both full-time and part-time employees and their eligible dependents;
●	matching contributions to a tax-qualified defined contribution savings (“401k”) plan, on a dollar-for-dollar basis up to a set dollar amount of an employee’s cash compensation;
●	an employee stock purchase plan (“ESPP”); and
●	training and development programs designed to support and improve workplace performance.

Culture

We expect all employees to observe the highest levels of business ethics, while also delivering the highest levels of performance. These expectations are set forth in various documents and forms of communication within and across our Company. The Company encourages employees to speak up and raise questions and concerns promptly about any situation that may violate our Code of Business Conduct, our core values or our policies. We believe that it benefits the entire Company for employees to raise concerns so the Company may consider them carefully and address them properly. We seek to promote an environment that fosters honest communications about matters of conduct related to our business activities, whether that conduct occurs within the Company, involves one of the Company’s contractors, suppliers, consultants, or clients, or involves any other party with a business relationship with the Company. We work to make clear that management is prepared to address any reported violations and to ensure that it is known that any form of retaliation is strictly prohibited. In addition, we have an easily-accessible hotline available to employees wishing to report complaints anonymously.

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

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;
●	Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall;
●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;
●	If additional capital is not available, we may have to curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us;
●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned;
●	We do not control TRC and, in particular, have no control over the GSK Partnered Respiratory Programs, including TRELEGY, or access to non-public information regarding the development of the GSK Partnered Respiratory Programs;
●	If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including TRELEGY, our business will be harmed, and the price of our securities could fall; and
●	Our ongoing drug discovery and development efforts might not generate additional successful product candidates or approvable drugs.

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the year ended December 31, 2020, 2019, and 2018, we recognized net losses of $278.0 million, $236.5 million and $215.5 million, respectively, which are reflected in the shareholders’ deficit on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $1.5 billion as of December 31, 2020. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of izencitinib in ulcerative colitis, we initiated a Phase 2 induction study of izencitinib in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial. While our YUPELRI operations were profitable on a brand basis for the second half of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

While we are generating revenues from (i) sales of YUPELRI, (ii) our economic interest in royalties from net sales of TRELEGY paid to TRC (63.75% of which amounts are used to make payments on the Non-Recourse 2035 Notes), (iii) payments under collaboration agreements, and (iv) minor royalties from the net sales of VIBATIV, we do not expect to generate significant revenues or become profitable in the near future. As a result of the COVID-19 pandemic (defined below), we could experience declines in revenues from these sources. Since we or our collaborators or licensees may not successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive for the foreseeable future.

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

In addition, we expect sales cycles, particularly for new customers, to continue to be impacted as a result of the COVID-19 pandemic, and we have observed continued volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting, where healthcare workers are prioritizing the treatment of patients with or suspected of COVID-19 disease. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. We are currently re-engaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. Customer orders or new patient use of YUPELRI may decline as a result of, among other things, a shift in our marketing efforts to remote communication methods, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk procedure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for continued volatility during 2021 as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In addition, the COVID-19 pandemic makes the conduct of clinical trials more challenging given the paramount importance of adequate safety monitoring, collection of data and distribution of study drug, all of which are traditionally achieved by in-person visits to our study sites. We expect challenges to continue to arise from quarantines, shelter-in-place or stay-at-home orders, site closures, travel limitations, potential interruptions to the supply chain for investigational products, other measure to help prevent the spread of COVID-19 or other considerations if site personnel or trial participants become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. In light of the COVID-19 pandemic, the Company is implementing mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols, but there is a risk that our trial data could be impacted if our efforts are insufficient. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact. Furthermore, we cannot assure you that our publicly-announced initiatives addressing COVID-19 will result in commercially-viable products.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all personnel other than key operations and lab personnel work from home, temporary closures of offices, and reduction of physical participation in commercial activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. Even after the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, vaccine rollout and how quickly and to what extent normal economic and operating activities can resume. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects are likely to continue to have a material adverse impact on our future results of operations.

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

●	challenges related to the COVID-19 pandemic, including with recruitment and/or progressing patients through studies;
•	failure of our partners to advance our product candidates through clinical development;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and
•	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate unless and until the FDA approves an NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates comply with the regulatory requirements for the quality of medicinal products and are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional non-clinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall” above for additional information. The rapidly shifting environment surrounding the collective response to the COVID-19 pandemic has led to additional guidance from US and foreign regulatory agencies with respect to numerous matters regarding the conduct of clinical trials in general and the development of COVID-19 related therapies, which is subject to the risk of further change, misinterpretation or non-compliance due to the rapidly changing regulatory landscape. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements.

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

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In June 2016, we entered into a License and Collaboration Agreement with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (collectively with Millennium, “Takeda”) in order to establish a collaboration for the development and commercialization of TD-8954, a selective 5-HT4 receptor agonist in development for gastrointestinal motility disorders. Under the terms of the agreement, Takeda is responsible for worldwide development and commercialization of TD-8954. In February 2018, we announced a global co-development and commercialization agreement with Janssen for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease. In December 2019, we entered into a License Agreement with Pfizer Inc. (“Pfizer”). Under the license agreement, we provide Pfizer with an exclusive global license to develop, manufacture and commercialize compounds from our preclinical program for skin-targeted, locally-acting pan-Janus kinase (JAK) inhibitors that can be rapidly metabolized. We also have an exclusive development and commercialization agreement with Alfasigma for velusetrag, our internally discovered 5-HT4 agonist for the treatment of gastromotility disorders, under which we have transferred to Alfasigma global rights for velusetrag. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

Innoviva assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest primarily covers TRELEGY (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA inhaler) products. Our economic interest does not include any payments by GSK associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy. Innoviva controls TRC and, except for certain consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. We have had, currently have and may in the future have disagreements with Innoviva and TRC regarding Innoviva’s decisions regarding the management of TRC that could require invoking the dispute resolution procedures set forth in the TRC LLC Agreement and that, if resolved in a manner adverse to our interests, could have a material impact on our operations. See Part II, Item 1 “Legal Proceedings.” Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners, including any adverse impacts on GSK’s operations as a result of the COVID-19 pandemic.

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

•	GSK deciding to modify, delay or halt the TRELEGY program;
•

the FDA and/or other national or foreign regulatory authorities determining that any of the studies under the TRELEGY program does not demonstrate the required quality, safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the program;

●	any adverse effects resulting from the COVID-19 pandemic;
•	any safety, efficacy or other concerns regarding the TRELEGY program or any GSK-Partnered Respiratory Program in which we have a substantial economic interest; or
•

any particular FDA requirements or changes in FDA policy or guidance regarding the TRELEGY program or any other GSK-Partnered Respiratory Program or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of December 31, 2020, GSK beneficially owned 15.0% of our outstanding ordinary shares (although GSK, through a subsidiary, has issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 of our ordinary shares which, as of December 31, 2020, represented 15.0% of our outstanding ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, which include TRELEGY. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement.

We only receive revenues from TRELEGY based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product, the future payments, if any, made by GSK to TRC, TRC’s expenses, and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement. Following our 2019 arbitration with Innoviva concerning its withholding of certain royalty distributions to the TRC members, the arbitrator ruled, among other things, that in the future if Innoviva desires to invest TRC funds in any initiatives that require the consent of GSK under the collaboration agreement, Innoviva must first obtain the consent of GSK. The timeframe for seeking GSK’s consent for these initiatives and the associated dates by which GSK’s consent must be received means that royalty distributions could be delayed for several quarters (if GSK ultimately does not consent) or perhaps not made at all until the completion of the initiatives (to the extent that GSK does consent and agrees with TRC that TRC funding will be used for such initiatives). This involves a number of risks and uncertainties, including:

•	any future withholding by Innoviva or TRC of royalty distributions;
•	GSK’s ability to have an adequate supply of TRELEGY product;
•	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
•	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;
•	competition, whether from current competitors or new products developed by others in the future;
•	claims relating to intellectual property;
•	any future disruptions in GSK’s business which would affect its ability to commercialize TRELEGY, including, disruptions due to the COVID-19 pandemic;
•	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
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

•	any of the other risks relating to commercialization of TRELEGY.

These risks and uncertainties could materially impact the amount and timing of future royalties or other revenues we may receive from sales of TRELEGY, which could have a material adverse effect on our future revenues, other financial results and our financial position and cause the price of our securities to fall.

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments to take place over the next few weeks. We currently anticipate a decision in those proceedings near the end of the first quarter or early in the second quarter of 2021. There can be no assurance that we will prevail in the arbitration or that it will result in us receiving additional distributions from TRC. An adverse result could materially and adversely affect the funds that we and our affiliates would otherwise expect to receive from TRC in the future.

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

We may object to the withholding of funds for additional proposed TRELEGY initiatives or other purposes on the basis that such withholding is in violation of the terms of the TRC LLC Agreement or otherwise, and such objection could result in additional legal proceedings between us, TRC and Innoviva. Any such legal proceedings could divert the attention of management and cause us to incur significant costs, regardless of the outcome, which we cannot predict. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future and thus have a material adverse effect on our business, financial condition, and results of operations.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominantly with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we will be unable to fully develop and commercialize all of our product candidates and our business will be adversely affected.

We have collaborations with a number of third parties including Janssen for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease and Viatris for the development and commercialization of a nebulized formulation of revefenacin, our LAMA compound (including YUPELRI). Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms. Furthermore, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. For example, Viatris has a substantial existing product portfolio and other considerations that influence its resource allocation, and other priorities and internal organizational processes that differ from our own. As a result of these differing interests and processes, Viatris may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

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

There is a single source of supply for a number of our product candidates and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We have limited in-house production capabilities for preclinical and clinical study purposes and depend primarily on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. In addition, there is a single supplier of YUPELRI API and a single supplier of YUPELRI drug product. If, for any reason, any of these third-party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay preclinical and clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis or adversely impact the commercialization of YUPELRI. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

As of December 31, 2020, we had $649.2 million in total long-term liabilities outstanding, comprised primarily of $378.3 million in net principal that remains outstanding under the Issuer II’s (defined below) Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

Satisfying the obligations of these Notes could adversely affect the amount or timing of any distributions to our shareholders. In addition, the Non-Recourse 2035 Notes may be redeemed by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. We may further choose to satisfy, repurchase, or refinance any Non-Recourse 2035 Notes, to the extent allowable, through public or private equity or debt financings if we deem such financings are available on favorable terms. If any or all of the Convertible Senior 2023 Notes are not converted into our ordinary shares before the maturity date, we will have to pay the holders the full aggregate principal amount of the Convertible Senior 2023 Notes then outstanding. If the Non-Recourse 2035 Notes are not refinanced or paid in full the holders of the Non-Recourse 2035 Notes will have the right to foreclose on the Issuer II Class C Units that represent a 63.75% economic interest in future royalties due on net sales of TRELEGY and related assets. If the Issuer II Class C Units are foreclosed upon, we will lose any right to receive 75% of the future royalty payments made by GSK in connection with the net sales of TRELEGY and related assets. Any of the above payments could have a material adverse effect on our cash position. Our failure to satisfy these obligations may result in a default under the applicable indenture governing these Notes, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall. For more information, see Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

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

Worldwide economic conditions remain uncertain due to the United Kingdom (“UK”) recent withdrawal from the EU (often referred to as “Brexit”), current global economic challenges, the COVID-19 pandemic, and other disruptions to global and regional economies and markets.

Brexit has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate in the event of a withdrawal. From a regulatory perspective, the UK’s withdrawal bears significant complexity and risks.

In light of the fact that a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the EU regulatory regime governing development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU member states will no longer encompass the UK. A separate authorization granted by the UK competent authorities will be required to place medicinal products on the UK market. In addition, the UK’s withdrawal from the EU affects manufacturing sites that hold an EU manufacturing authorization issued by the UK competent authorities which could impact our ability to rely on UK manufacturing sites to supply medicinal products intended for the EU market will depend on. All of these changes could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and to the US dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI may not continue to be accepted by these parties. YUPELRI competes predominantly with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day. We have seen increased volatility in sales of YUPELRI coinciding with the suspension of in-person sales calls, having less access to physicians and other healthcare providers and the progression of the COVID-19 pandemic and, if physicians, patients, third-party payors, or the medical community in general believe that nebulized therapy presents a risk of further spreading COVID-19 or that YUPELRI is otherwise not a preferred treatment option for those with COPD, we may see long-term declines. Shifts to novel marketing tactics are being deployed in an effort to keep awareness levels and business generation positive, but these untested and unvalidated tactics may not be effective at maintaining YUPELRI brand growth. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks.

We currently maintain a sales force in the US and plan to continue to augment our sales and marketing personnel to support our co-promotion obligations for YUPELRI under our agreement with Viatris. The risks of fulfilling our US co-promotion obligations to Viatris include:

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

The risks identified in this risk factor relating to regulatory actions and oversight by agencies in the US and throughout the world also apply to the commercialization of any partnered products by our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties, including GSK and Cumberland Pharmaceuticals Inc. (“Cumberland”), and such regulatory actions and oversight may limit those parties’ ability to commercialize such products, which could materially and adversely affect our business and financial condition, and which may cause the price of our securities to fall.

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

In April 2020, we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. Additional draft guidance on this withholding tax regime was released in late 2020 and early 2021, and based on our analysis of this guidance, we do not believe the exposure to be material. We continue to monitor the evolving legislation relating to this matter and will consider its impact on our consolidated financial statements.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2020, and we do not expect to be a PFIC for the foreseeable future.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2020, we do not believe that our Company is a PFIC since 2015. Based on existing tax law, we do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2020, we owned 507 issued US patents and 2,253 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The risks identified in the two preceding risk factors may also apply to the intellectual property protection efforts of our partners or future partners and to GSK with respect to the GSK-Partnered Respiratory Programs in which we hold an economic interest. To the extent the intellectual property protection of any partnered assets is successfully challenged or encounters problems with the US Patent and Trademark Office or other comparable agencies throughout the world, the future commercialization of these potential medicines could be delayed or prevented. Any challenge to the intellectual property protection of a late-stage development asset, particularly those of the GSK-Partnered Respiratory Programs in which we hold an economic interest, could harm our business and cause the price of our securities to fall.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. Similarly, there are a number of legislative proposals in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation require us, among other things, to update our notices and develop new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with the such laws. Failure to comply with data protection laws and regulations could result in unfavorable outcomes, including increased compliance costs, delays or impediments in the development of new products, increased operating costs, diversion of management time and attention, government enforcement actions and create liability for us (which could include civil and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.

In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, and its implementing regulations, (collectively, “HIPAA”). Although we are not directly subject to HIPAA—other than with respect to providing certain employee benefits—we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. These obligations and restrictions concern, in particular, the consent of the individuals to whom the personal data relate, the information provided to the individuals, the transfer of personal data out of the European Economic Area (“EEA”) or Switzerland, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines for breaches of the data protection obligations. Data protection authorities from the different EU Member States may interpret the GDPR and applicable related national laws differently and impose requirements additional to those provided in the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with the applicable data protection laws. In particular, as we rely on service providers processing personal data of subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

Legal mechanisms to allow for the transfer of personal data from the EEA to the US have been challenged in the European Court of Justice, which generally increases uncertainty around compliance with EU privacy law requirements as these relate to transfer of data from the EU to the US. In 2016, the European Commission and the US Department of Commerce (“DOC”) put in place the EU US “Privacy Shield,” which has been relied on by some US companies since that time to transfer data to the US, and, in its third annual review of the Privacy Shield in October 2019, the European Commission concluded that the US continues to ensure an adequate level of protection for personal data transferred under the Privacy Shield. However, on July 16, 2020, the European Court of Justice ruled that the Privacy Shield is invalid. As a result, from July 16, 2020 companies may no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the US. US-based companies are permitted to rely on other authorized means and procedures to transfer personal data provided by the GDPR. However, the most common authorized procedure to transfer personal data out of the EU, the European Commission’s Standard Contractual Clauses, may, as a result of the Court judgement of July 16, 2020, also come under increased scrutiny. Following the Court’s ruling, the European Data Protection Board issued a statement providing among other things that it is a primary responsibility of the exporter and the importer, when considering whether to rely on Standard Contractual Clauses to export data from the EU to third countries, to ensure that these third countries maintain a level of protection that is essentially equivalent to that guaranteed by the GDPR in light of the EU Charter of Human Rights. Companies may need to revise their Standard Contractual Clauses in light of the July 16, 2020 judgement. Companies that have not taken steps to demonstrate that their Standard Contractual Clauses and personal data recipients in the US are suitable to transfer to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

In addition, the privacy and data security landscape in the EU continues to remain in flux. The agreement that has been concluded between the EU and the UK following the UK’s withdrawal from the EU on January 31, 2020 may require organizations to revisit the way they transfer personal data from and to the UK from the EU. The Trade and Cooperation Agreement concluded between the EU and the UK provides for a transition period of six months starting January 1, 2021. During this period personal data may, in accordance with the requirements of the GDPR, flow from the EEA to the UK and from the UK to the EEA. If the European Commission does not adopt an Adequacy Decision concerning the level of data protection in the UK within this six month period, any potential flows of personal data between the EEA and the UK will subsequently be subject to the same restrictions as those imposed on other third countries.

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

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by the current or new presidential administrations, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major regulatory or legislative initiatives. For instance, while Medicare Part B payment for most drugs has been established at the average sales price of the drug plus 6% (reduced to 4.3% as a result of sequestration), a regulatory change may alter the level of payment for some drugs. In a November 20, 2020 interim final rule, Center for Medicare and Medical Services (“CMS”) established a “Most Favored Nation” demonstration model that would lower Medicare Part B reimbursement of certain drugs based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time. There is also proposed legislation pending that would establish an international reference price-based payment methodology. We expect we, our collaboration partners or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments.

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

In particular, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate program under the Healthcare Reform Act. These regulations became effective on April 1, 2016. Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. On December 21, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). It is currently unclear whether the Biden administration will delay or suspend implementation of this final rule. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has increased and will continue to increase the costs and the complexity of compliance, has been and will be time-consuming to implement, and could have a material adverse effect on results of operations for us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, particularly if CMS challenges the approach we take in our implementation of the final regulation.

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

Certain provisions of the Healthcare Reform Act have been subject to judicial challenges as well as efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. Currently, the Supreme Court is considering whether the Healthcare Reform Act’s individual mandate, post-repeal of its associated tax penalty, is unconstitutional, and, if so, whether the remaining provisions of the Healthcare Reform Act are inseverable from the mandate. A ruling is expected by mid-2021 and could produce any of a number of results, including invalidation of the Healthcare Reform Act in its entirety if there is a finding of inseverability. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the Healthcare Reform Act or its implementing regulations, or portions thereof, will affect the Healthcare Reform Act or our business. Additional legislative changes to and regulatory changes under the Healthcare Reform Act remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the Healthcare Reform Act, its implementation, efforts to repeal or replace, or invalidate the Healthcare Reform Act, or portions thereof, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which takes full effect January 1, 2022, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (PBMs), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is too early to know what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. There have been other proposals to modify the Medicare Part D benefit, including by imposing federally mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted including any that result in additional rebates, this could have a negative impact on revenues for our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, which could impact our revenues.

On August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through March 31, 2021) unless Congress takes additional action. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. For example, California has enacted a prescription drug price transparency law requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs with prices that exceed a specified threshold, and to report new prescription drugs introduced to the market at a wholesale acquisition cost exceeding the Medicare Part D specialty drug threshold.

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

Prior to the sale of VIBATIV to Cumberland, we had certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we had obligations to report average sales price under the Medicare program. Following the consummation of the transaction with Cumberland, our price reporting obligations related to VIBATIV have been transitioned to Cumberland, and price reporting obligations for YUPELRI reside with Viatris. However, we retain liability related to price reporting for VIBATIV for historic periods.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. Manufacturers also are required to report their 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to 340B covered entities. A final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability.

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

Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by the manufacturer, governmental or regulatory agencies and the courts. A manufacturer that becomes aware that its Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, is obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase the costs for complying with the laws and regulations governing the Medicaid

Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the 340B ceiling price.

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

Individual states in the United States, as noted, have also passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including marketing cost disclosure and transparency measures. Some states require the submission of reports related to pricing information, including based on the introduction of new prescription drugs, certain increases in wholesale acquisition cost of prescription drugs, marketing of prescription drugs within the state, and sales of prescription drugs in or into the state. Some states may pursue available enforcement measures, including imposition of civil monetary penalties, for a manufacturer’s failure to report such information.

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

•

The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. Companies may be required, however, to enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.

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

•

The federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

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

The market price for our shares has and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold within a relatively short timeframe, could cause the price of our shares to drop significantly. In addition, as a result of the exchangeable note offering by GSK, up to 9,644,792 ordinary shares held by GSK could become freely tradeable after September 1, 2020, if holders of the GSK Notes were to exchange their notes for our ordinary shares.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

•

any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;

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
•

the sale of large concentrations of our shares, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our largest shareholder, Woodford Investment Management Limited, divested its holdings in 2019 or which may occur as a result of the exchangeable note offering by GSK if holders of the GSK Notes were to exchange their notes for our ordinary shares;

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

Based on our review of publicly available filings, as of December 31, 2020, our three largest shareholders collectively owned 43.5% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 3. LEGAL PROCEEDINGS

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments to take place over the next few weeks. We currently anticipate a decision in those proceedings near the end of the first quarter or early in the second quarter of 2021.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares have traded on The Nasdaq Global Market under the symbol “TBPH” since June 3, 2014. As of February 19, 2021, there were 68 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividend Policy

We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our ordinary shares and do not intend to declare or pay cash dividends on our ordinary shares in the foreseeable future.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2020:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	reflected in column (a))
Options	3,082,419	$25.09	4,345,599
Restricted shares	4,993,918	n/a	n/a
Employee share purchase plan	n/a	n/a	2,361,457
Equity compensation plans approved by security holders	8,076,337	$25.09	6,707,056

Options	216,760	$17.27	203,261
Equity compensation plans not approved by security holders	216,760	$17.27	203,261
Total	8,293,097	$24.58	6,910,317

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

The 2013 EIP provides for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights (“SARs”) and other equity-based awards, to our employees, officers, directors and consultants. As of January 1 of each year, commencing on January 1, 2015 and ending on (and including) January 1, 2023, the aggregate number of ordinary shares that may be issued under the 2013 EIP shall automatically increase by a number equal to the least of (i) 5% of the total number of ordinary shares outstanding on December 31 of the prior year; (ii) 3,428,571 ordinary shares; or (iii) a number of ordinary shares determined by our board of directors. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of our 2013 EIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier.

Under the 2013 ESPP, our officers and employees may purchase ordinary shares through payroll deductions at a price equal to 85% of the lower of the fair market value of the ordinary share at the beginning of the offering period or at the end of each applicable purchase period. As of January 1 of each year, commencing on January 1, 2015 and ending on (and including) January 1, 2033, the aggregate number of ordinary shares that may be issued under the 2013 ESPP shall automatically increase by a number equal to the least of (i) 1% of the total number of ordinary shares outstanding on December 31 of the prior year; (ii) 857,142 ordinary shares; or (iii) a number of ordinary shares determined by our board of directors. The ESPP generally provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period generally composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation.

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

Share Performance Graph

The graph set forth below compares the cumulative total shareholder return on our ordinary shares from December 31, 2015 through December 31, 2020, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the NYSE Arca Pharmaceutical Index (previously labeled as the Nasdaq Pharmaceutical Index) and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100 on December 31, 2015 in each of (1) our ordinary shares, (2) the Nasdaq Composite Index, (3) the NYSE Arca Pharmaceutical Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our ordinary shares.

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

$100 Investment in TBPH Shares or Index	TBPH	Nasdaq Composite Index	NYSE Arca Pharmaceutical Index	Nasdaq Biotechnology Index
December 31, 2015	$100.00	$100.00	$100.00	$100.00
December 31, 2016	194.51	108.97	91.66	78.65
December 31, 2017	170.16	141.36	106.86	95.67
December 31, 2018	156.13	137.39	114.86	87.19
December 31, 2019	157.96	187.87	135.98	109.08
December 31, 2020	108.42	272.51	147.86	137.90

ITEM 6. SELECTED FINANCIAL DATA

Omitted as permitted under SEC Regulation S-K, Item 301.

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

Management Overview

Theravance Biopharma is a diversified biopharmaceutical company primarily focused on the discovery, development and commercialization of organ-selective medicines. Our purpose is to create transformational medicines to improve the lives of patients suffering from serious illnesses. Our research is focused in the areas of inflammation and immunology.

In pursuit of our purpose, we apply insights and innovation at each stage of our business and utilize our internal capabilities and those of partners around the world. We apply organ-selective expertise to biologically compelling targets to discover and develop medicines designed to treat underserved localized diseases and to limit systemic exposure, in order to maximize patient benefit and minimize risk. These efforts leverage years of experience in developing lung-selective medicines to treat respiratory disease, including the US FDA approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with COPD. Our pipeline of internally discovered programs is targeted to address significant patient needs.

We have an economic interest in potential future payments from GSK pursuant to its agreements with Innoviva relating to certain programs, including TRELEGY.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic and the actions taken to contain or treat the disease, including vaccine availability, distribution, acceptance and effectiveness. For more information, see Part I—Item 1—Business—Impact of COVID-19 Pandemic. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

We recognize revenue under Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, an entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Collaborative Arrangements under ASC 606

We enter into collaborative arrangements with partners that fall under the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, we may analogize to ASC 606 for some aspects of these arrangements. We analogize to ASC 606 for certain activities within collaborative arrangements for the delivery of a good or service (i.e., a unit of account) that is part of our ongoing major or central operations. Revenue recognized by analogizing to ASC 606 is recorded as “collaboration revenue” or “licensing revenue” whereas, revenue recognized in accordance with ASC 808 is recorded on a separate collaboration revenue line on the consolidated statements of operations.

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

Following the sale of VIBATIV to Cumberland in November 2018, VIBATIV royalties earned from Cumberland are included within “interest and other income, net” on the consolidated statements of operations. In addition, our income earned related to TRELEGY sales is included within “income from our investment in TRC, LLC” on the consolidated statements of operations.

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

Research and Development Expenses

Research and development (“R&D”) expenses are recorded in the period that services are rendered or goods are received. R&D expenses consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain R&D activities on our behalf, net of certain external R&D expenses reimbursed under our collaborative arrangements.

As part of the process of preparing our consolidated financial statements, we are required to estimate and accrue certain R&D expenses. This process involves the following:

•

identifying services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in our consolidated financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

•	fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical studies;
•	fees paid to investigative sites in connection with clinical studies;
•	fees paid to contract manufacturing organizations (“CMOs”) in connection with the production of product and clinical study materials; and
•	professional service fees for consulting and related services.

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

Theravance Respiratory Company, LLC (“TRC”)

Through our 85% equity interest in TRC, the Company is entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The primary drug program assigned to TRC is TRELEGY.

We analyzed our ownership, contractual and other interests in TRC to determine if TRC is a variable-interest entity (“VIE”), whether we have a variable interest in TRC and the nature and extent of that interest. We determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, we also assessed whether we are the primary beneficiary of TRC based on the power to direct its activities that most significantly impact its economic performance and our obligation to absorb its losses or the right to receive benefits from it that could potentially be significant to TRC. Based on our assessment, we determined that we are not the primary beneficiary of TRC, and, as a result, we do not consolidate TRC in our consolidated financial statements. TRC is recognized in our consolidated financial statements under the equity method of accounting. Income related to our equity ownership of TRC is reflected within our consolidated statements of operations and is classified as non-operating income.

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

Our total unrecognized tax benefits of $63.4 million and $58.8 million, as of December 31, 2020 and December 31, 2019, respectively, may reduce the effective tax rate in the period of recognition. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit should any of our uncertain positions be favorably settled in the future.

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

Results of Operations

The following tables set forth our results of operations for the periods presented. Management’s commentary for the 2020 results compared to 2019 results are presented in the paragraphs below, and management’s commentary for the 2019 results compared to the 2018 results are included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

Revenue

Revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Product Sales	$—	$—	$15,304	$—	—%	$(15,304)	NM	%
Collaboration revenue	26,464	31,250	41,791	(4,786)	(15)	(10,541)	(25)
Licensing revenue	1,500	28,500	—	(27,000)	(95)	28,500	NM
Viatris collaboration agreement	43,893	13,664	3,275	30,229	221	10,389	317
Total revenue	$71,857	$73,414	$60,370	$(1,557)	(2)%	$13,044	22%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland in November 2018, no product sales were recognized in 2020 and 2019.

Collaboration revenue was $26.5 million in 2020, which represented a $4.8 million decrease from 2019. Collaboration revenue was primarily comprised of revenue recognized related to the $100.0 million upfront payment received in 2018 pursuant to the Janssen collaboration agreement that was entered into in February 2018. The $4.8 million decrease was primarily attributed to a smaller portion of recognized revenue from the Janssen collaboration agreement in 2020.

Licensing revenue was $1.5 million in 2020, which represented a $27.0 million decrease from 2019. In 2019, we recognized $28.5 million in licensing revenue related to an $18.5 million upfront payment (before a required tax withholding) from Viatris associated with a June 2019 amendment for the commercialization and development rights to nebulized revefenacin in China and adjacent territories (“Viatris China Amendment”) and a $10.0 million upfront payment from a Pfizer collaboration agreement for our preclinical skin-selective, locally-acting pan-JAK inhibitor program. Licensing revenue in 2020 was comprised of $1.5 million from the achievement of a milestone related to the acceptance of a clinical trial application associated with the Viatris China Amendment.

We are entitled to a share of US profits and losses (65% to Viatris; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris in connection with the commercialization of YUPELRI, if any, are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of our research and development (“R&D”) expenses is characterized as a reduction of R&D expense, as we do not consider performing research and development services for reimbursement to be a part of our ordinary operations.

In 2020 and 2019, we recognized $43.9 million and $13.7 million, respectively, in revenue from the Viatris collaboration agreement which represented the receivables due from Viatris related to YUPELRI. Revenue from the

Viatris collaboration agreement was $3.3 million in 2018 and represented the receivables due from Viatris during the initial channel buildout for YUPELRI in late 2018.

Cost of Goods Sold

Cost of goods sold, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Cost of goods sold	$—	$—	$715	$—	—%	$(715)	NM	%

NM: Not Meaningful

As a result of the sale of our VIBATIV business to Cumberland in November 2018, no cost of goods sold was recognized in 2020 and 2019.

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

The workforce reduction was substantially completed in the first quarter of 2019. We recognized and paid severance related charges totaling $3.5 million in 2019, including compensation expense made to affected employees through any minimum statutory notice periods. The severance related charges are presented on the consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

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

4)	Facilities and other, which include laboratory and office supplies, depreciation and other allocated expenses, which include general and administrative support functions, insurance and general supplies.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior years:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Employee-related	$60,557	$64,531	$62,896	$(3,974)	(6)%	$1,635	3%
Share-based compensation	31,294	28,953	25,563	2,341	8	3,390	13
External-related	135,114	92,921	77,305	42,193	45	15,616	20
Facilities, depreciation and other allocated expenses	33,988	32,843	35,584	1,145	3	(2,741)	(8)
Total research & development	$260,953	$219,248	$201,348	$41,705	19%	$17,900	9%

R&D expenses increased by $41.7 million in 2020 compared to 2019. The increase was due to a $42.2 million increase in external-related expenses, a $2.3 million increase in share-based compensation expenses, a $1.2 million increase in facilities, depreciation and other allocated expenses, and partially offset by a $4.0 million decrease in employee-related expenses.

The $42.2 million increase in external-related expenses was primarily due to the advancement of our priority programs, notably the continued progression of izencitinib, ampreloxetine, and TD-8236, and the initiation of the TD-0903 program in 2020. The $2.3 million increase in share-based compensation expense was primarily due to an increase in annual grants of share-based awards to employees, and the $1.2 million increase in facilities, depreciation and other allocated expenses was primarily due to an increase in allocated overhead costs. The $4.0 million decrease in employee-related expenses was primarily due to lower compensation-related expenses and lower travel and entertainment-related expenses.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $10.1 million, $5.6 million and $9.1 million for 2020, 2019 and 2018, respectively. The increase in expense reimbursements in 2020 compared to 2019 was primarily due to an increase in certain study activities related to izencitinib and TD-5202 that were reimbursable by our collaboration partners.

We anticipate our future R&D expenses will decrease from the current levels over the next 12 months primarily due to the planned completion of certain priority programs.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Selling, general and administrative	$108,661	$106,081	$97,058	$2,580	2%	$9,023	9%

Selling, general and administrative expenses increased by $2.6 million in 2020 compared to 2019. The increase was primarily due to a $1.6 million increase in employee-related expenses, a $1.2 million increase in external-related expenses, and a $1.1 million increase in facilities, depreciation and other allocated expenses and was partially offset by a $1.6 million decrease in YUPELRI collaboration loss.

The $1.6 million increase in employee-related expenses was primarily due to an increase in compensation-related expenses which was partially offset by lower travel and entertainment-related expenses. The $1.2 million increase in external-related expenses was primarily due to increases in costs associated with ampreloxetine and partially offset by decreases in expenses primarily related to legal and consulting services. The $1.1 million increase in facilities, depreciation and other allocated expenses was primarily due to an increase in overhead costs. The $1.6 million decrease in YUPELRI collaboration loss was due to costs incurred in early 2019 associated with the formal launch of YUPELRI.

Share-based compensation expense related to selling, general and administrative expenses was $31.7 million, $31.5 million, and $25.8 million in 2020, 2019 and 2018, respectively.

Income from Investment in TRC, LLC (“TRC”)

Income from investment in TRC, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Income from investment in TRC, LLC	$68,438	$33,705	$11,182	$34,733	103%	$22,523	201%

The income from investment in TRC, LLC represents our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters).

Income from investment in TRC increased by $34.7 million in 2020 compared to 2019. The increase was attributed to the continued sales growth of TRELEGY and an $8.5 million payment representing our share of a $10.0 million fee that GSK agreed to pay TRC upon termination of the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist program in June 2020. Our share of TRC expenses was $2.2 million and $2.7 million in 2020 and 2019, respectively, which was primarily comprised of TRC’s legal and related fees associated with the arbitration cases between Innoviva and TRC and us in both years.

In connection with the issuance of our $380.0 million net principal amount Non-Recourse 2035 Notes in February 2020, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2035 Notes and is not available to pay other creditor obligations or claims.

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. We intend to continue to seek to protect our interests in this matter consistent with the dispute resolution procedures of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding against Innoviva and TRC in October 2020 challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner consistent with the TRC LLC Agreement and our 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments to take place over the next few weeks. We currently anticipate a decision in those proceedings near the end of the first quarter or early in the second quarter of 2021. See “Risk Factors – We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend, among other factors, on GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information.

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes, the redeemed Non-Recourse 2033 Notes, and the Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable periods in the prior year, was as follows:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Interest expense	$(44,585)	$(31,862)	$(10,482)	$(12,723)	40%	$(21,380)	204%

Interest expense increased by $12.7 million in 2020 compared to 2019. The increase was attributed to additional interest expense related to the issuance of the Non-Recourse 2035 Notes in February 2020. As of December 31, 2020,

the net principal amount outstanding under the Non-Recourse 2035 Notes was $397.6 million at an interest rate of 9.5% compared to the retired Non-Recourse 2033 Notes which had an original net principal amount of $237.5 million and an interest rate of 9.0%.

Loss on Extinguishment of Debt

Loss on extinguishment of debt as compared to the comparable periods in the prior year, was as follows:

				Change
	Year Ended December 31,			2020			2019
(In thousands)	2020	2019	2018	$	%		$	%
Loss on extinguishment of debt	$(15,464)	$—	$—	$(15,464)	NM	%	$—	—%

NM: Not Meaningful

In 2020, we recognized a $15.5 million loss on the extinguishment of debt related to the issuance of the Non-Recourse 2035 Notes in February 2020. A portion of the proceeds from the Non-Recourse 2035 Notes were used to repay the outstanding balance of the Non-Recourse 2033 Notes that were issued in November 2018. The $15.5 million loss was comprised of a redemption premium related to the early repayment of the Non-Recourse 2033 Notes and the write-off of the previously deferred debt issuance costs related to the portion of the Non-Recourse 2033 Notes that was considered extinguished.

Interest and Other Income

Interest and other income, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Interest and other income, net	$4,441	$8,395	$11,966	$(3,954)	(47)%	$(3,571)	(30)%
Costs related to GSK offering	(1,610)	—	—	(1,610)	NM	—	—
Total interest and other income, net	$2,831	$8,395	$11,966	$(5,564)	(66)%	$(3,571)	(30)%

NM: Not Meaningful

Interest and other income, net, decreased by $4.0 million in 2020 compared 2019. The decrease was primarily attributed to lower interest income earned in 2020 resulting from lower investment yields on our portfolio of marketable securities compared to 2019.

In June 2020, GSK completed its offering of $300.0 million of exchangeable senior notes due 2023, $280.3 million of which are exchangeable into our ordinary shares that are held by a subsidiary of GSK. We will not be issuing any new ordinary shares in connection with the GSK offering, and we did not receive any proceeds from the GSK offering. We incurred $1.6 million in costs, primarily comprised of financial advisory, accounting and legal-related costs.

Provision for Income Tax (Expense) Benefit

The provision for income tax, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2020		2019
(In thousands)	2020	2019	2018	$	%	$	%
Provision for income tax benefit	$8,520	$5,222	$10,561	$3,298	63%	$(5,339)	(51)%

The 2020 and 2019 benefits for income taxes of $8.5 million and $5.2 million, respectively, were primarily due to the reversals of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public offering of equity and debt securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of December 31, 2020, we had approximately $292.9 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of December 31, 2020, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $397.6 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

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

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2020	2019	2018	2020	2019
Net cash used in operating activities	$(250,403)	$(238,197)	$(112,867)	$(12,206)	$(125,330)
Net cash provided by (used in) investing activities	10,721	(83,051)	176,708	93,772	(259,759)
Net cash provided by financing activities	263,085	1,291	225,200	261,794	(223,909)

Net cash flows used in operating activities

Net cash used in operating activities was $250.4 million in 2020, consisting primarily of a net loss of $278.0 million, a net increase in cash resulting from adjustments for total non-cash and other reconciling items of $67.1 million and a net decrease in cash resulting from changes in operating assets and liabilities of $39.5 million.

Net cash used in operating activities was $238.2 million in 2019, consisting primarily of a net loss of $236.5 million, a net increase in cash resulting from adjustments for total non-cash and other reconciling items of $43.7 million and a net decrease in cash resulting from changes in operating assets and liabilities of $45.4 million.

Net cash flows provided by (used in) investing activities

Net cash provided by investing activities was $10.7 million in 2020 and was primarily attributed the proceeds from the sales of marketable securities of $19.9 million which was partially offset by (i) $6.6 million related to the purchase of property and equipment and (ii) $2.7 million in cash outflows resulting from net purchases and maturities of marketable securities.

Net cash used in investing activities was $83.1 million in 2019 and was primarily attributed to cash outflows resulting from net purchases and maturities of marketable securities of $84.9 million.

Net cash flows provided by financing activities

Net cash provided by financing activities was $263.1 million in 2020, consisting primarily of the sale of 5,500,000 ordinary shares for total net proceeds of $139.9 million and the issuance of our Non-Recourse 2035 Notes for total net proceeds of $374.7 million. A portion of the of the Non-Recourse 2035 Notes proceeds were used to repay, in full, the remaining $235.3 million outstanding balance of our Non-Recourse 2033 Notes and an $11.5 million redemption premium related to the payoff of the Non-Recourse 2033 Notes. In addition to the above, net cash provided by financing activities was partially offset by the repurchase of shares to satisfy tax withholding obligations in the amount of $9.7 million.

Net cash provided by financing activities was $1.3 million in 2019, consisting of $6.6 million of cash inflows from employee share plan purchase proceeds and share option exercises which was partially offset by $3.2 million of net cash outflows related to the repurchase of shares to satisfy tax withholding obligations and $2.1 million of net cash outflows related to the principal paydown of our Non-Recourse 2033 Notes.

Contractual Obligations and Commercial Commitments

In the table below, we set forth our significant obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2020. Some of the figures that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the amount of the obligations we will actually pay in future periods may vary from those reflected in the table.

		Years
(In thousands)	Total	Within 1	Over 1 to 3	Over 3 to 5	After 5
3.25% Convertible senior notes due 2023 - principal	$230,000	$—	$230,000	$—	$—
3.25% Convertible senior notes due 2023 - interest	21,200	7,475	13,725	—	—
9.5% Non-recourse notes due 2035 - net principal *	397,643	*	*	*	*
Facility operating leases (1)	99,683	9,522	19,852	21,000	49,309
Purchase obligations (2)	311,181	152,881	84,611	64,876	8,813
Total	$1,059,707	$169,878	$348,188	$85,876	$58,122

*

The Non-Recourse 2035 Notes are secured by the Issuer II’s right, title, and interest in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes is the 63.75% economic interest of the Issuer II in any future payments made by GSK under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva and GSK relating to the Trelegy program. In addition, prior to December 5, 2024, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for the quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that period. Since the timing of the principal and interest payments on the Non-Recourse 2035 Notes are ultimately based on royalties from TRELEGY product sales, which will vary from quarter to quarter and are unknown to us, only the total net principal payment amount at issuance is included in the above table. See “Item 8, Note 7. Debt" of the accompanying consolidated financial statements for further information.

(1)

As security for performance of certain obligations under the operating leases for our principal physical properties, we issued a letter of credit in the amount of $0.8 million, collateralized by an equal amount of restricted cash.

(2)

Substantially all of this amount was subject to open purchase orders, as of December 31, 2020, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities for our existing contracts.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2020.

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

We determined that achievement of the requisite performance conditions for the first tranche was completed in June 2018, and the expense associated with this first tranche was fully recognized in 2018. We determined that achievement of the requisite performance conditions for the second tranche were completed in February 2019, and the expense associated with this second tranche was fully recognized as of March 31, 2020. For the year ended December 31, 2020, we recognized $0.4 million and $0.5 million of share-based compensation expense and cash bonus expense, respectively, related to the second tranche of these awards.

In February 2020, we determined that the requisite performance conditions for the third tranche were completed. For the year ended December 31, 2020, we recognized $2.6 million and $2.8 million of share-based compensation expense and cash bonus expense, respectively, related to the third tranche of these awards. As of December 31, 2020, the maximum remaining share-based compensation expense and cash bonus expense associated with the third tranche was $0.4 million each.

Separate from the performance-contingent awards described above, we periodically grant performance-contingent RSUs to individual employees. For the year ended December 31, 2020, we recognized $1.0 million of share-based compensation expense related to such awards. As of December 31, 2020, there were 70,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $0.5 million with performance expiration dates through June 2022.

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

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. As of December 31, 2020 and 2019, we have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of $0.5 million and $0.8 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

We are also subject to interest rate sensitivity on our outstanding Convertible Senior 2023 Notes that were issued in November 2016 and our Non-Recourse 2035 Notes that were issued in February 2020. Increases in interest rates would result in a decrease in the fair value of our outstanding debt and decreases in interest rates would result in an increase in the fair value of our outstanding debt. These decreases or increases in the fair value of our outstanding debt would be partially offset by corresponding decreases or increases in our fixed income investment portfolio. The Convertible Senior 2023 Notes pay interest semi-annually, and the $230.0 million of principal is scheduled to be repaid in 2023. The Non-Recourse 2035 Notes pay interest and principal quarterly, and the remaining net principal of $397.6 million is due by 2035.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from collaborative and licensing arrangements
Description of the Matter

The Company recognized revenue from collaboration and licensing agreements of $71.9 million for the year ended December 31, 2020. As described in Note 1, collaboration payment structures may include many elements such as up-front fees, milestones, royalties, expense reimbursement, and/or profit sharing. Furthermore, collaborations may include the delivery of various goods or services to the collaborative partner such as licenses to intellectual property or research and development services. In some circumstances, management is required to use judgment to determine whether analogies to the revenue accounting literature are appropriate for elements of collaboration arrangements. Of the $71.9 million recognized as collaboration revenue, $26.4 million was recognized for research and development services under the agreement with Janssen Biotech, Inc. (the “Janssen Agreement”) based on a measure of the Company’s efforts toward satisfying performance obligations relative to the total expected efforts or inputs to satisfy such performance obligations (e.g., costs incurred compared to total budget).

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

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s processes for assessing the accounting treatment of any new collaboration agreements or modifications to existing collaboration agreements, establishing an estimated budget of costs, assessing the effort to satisfy performance obligations, and recording actual costs incurred including controls over the completeness and accuracy of data used in the underlying analysis.

To test the accounting for revenue from collaboration arrangements we tested and evaluated, among other things, the performance obligations identified, the estimates and assumptions used to determine transaction price, and the allocation of transaction price to performance obligations. We assessed whether management’s analogies to the revenue literature were a consistent and rational application of accounting policy. To test the measurement of efforts toward satisfying performance obligations, our audit procedures included, among others, reviewing management’s analysis for accuracy and completeness by agreeing data to underlying agreements and inspecting communications with collaboration partners. Our audit procedures specific to the recognition of revenue under the Janssen Agreement focused on evaluating the measure of progress based on costs incurred including performing corroborative inquiries with those outside of the finance department, performing sensitivity analyses of key inputs, evaluating the historical accuracy of management’s budgeted cost estimates, and inspecting evidence of actual costs incurred.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Redwood City, California

February 26, 2021

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$81,467	$58,064
Short-term marketable securities	211,474	222,767
Receivables from collaborative arrangements	15,868	11,996
Receivables from licensing arrangements	—	10,000
Amounts due from TRC, LLC	53,799	28,574
Prepaid clinical and development services	20,374	2,736
Other prepaid and current assets	10,359	4,351
Total current assets	393,341	338,488
Property and equipment, net	16,422	12,644
Long-term marketable securities	—	4,985
Operating lease assets	43,260	46,604
Equity in net assets of TRC, LLC	12,750	—
Tax receivable	—	3,682
Restricted cash	833	833
Other assets	2,451	1,590
Total assets	$469,057	$408,826

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$6,775	$4,758
Accrued personnel-related expenses	35,238	28,180
Accrued clinical and development expenses	28,799	17,587
Accrued general and administrative expenses	6,048	4,394
Accrued interest payable	3,974	5,659
Current portion of non-recourse notes due 2035, net	19,334	—
Current portion of non-recourse notes due 2033, net	—	9,851
Operating lease liabilities	9,867	7,762
Deferred revenue	11,523	31,575
Other accrued liabilities	2,013	1,937
Total current liabilities	123,571	111,703
Convertible senior notes due 2023, net	226,963	225,890
Non-recourse notes due 2035, net	372,873	—
Non-recourse notes due 2033, net	—	219,300
Long-term operating lease liabilities	47,220	47,725
Long-term deferred revenue	348	6,761
Other long-term liabilities	1,833	21,287
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 64,328 and 57,015 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1	1
Additional paid-in capital	1,222,818	1,024,614
Accumulated other comprehensive income	47	145
Accumulated deficit	(1,526,617)	(1,248,600)
Total shareholders’ deficit	(303,751)	(223,840)
Total liabilities and shareholders’ deficit	$469,057	$408,826

See accompanying notes to consolidated financial statements

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Revenue:
Product sales	$—	$—	$15,304
Collaboration revenue	26,464	31,250	41,791
Licensing revenue	1,500	28,500	—
Viatris collaboration agreement	43,893	13,664	3,275
Total revenue	71,857	73,414	60,370

Costs and expenses:
Cost of goods sold	—	—	715
Research and development (1)	260,953	219,248	201,348
Selling, general and administrative (1)	108,661	106,081	97,058
Total costs and expenses	369,614	325,329	299,121

Loss from operations	(297,757)	(251,915)	(238,751)
Income from investment in TRC, LLC	68,438	33,705	11,182
Interest expense	(44,585)	(31,862)	(10,482)
Loss on extinguishment of debt	(15,464)	—	—
Interest and other income, net	2,831	8,395	11,966
Loss before income taxes	(286,537)	(241,677)	(226,085)
Provision for income tax benefit	8,520	5,222	10,561
Net loss	$(278,017)	$(236,455)	$(215,524)

Net loss per share:
Basic and diluted net loss per share	$(4.46)	$(4.25)	$(3.99)
Shares used to compute basic and diluted net loss per share	62,345	55,610	53,969
(1)	Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Research and development	$31,294	$28,953	$25,563
Selling, general and administrative	31,682	31,497	25,750
Total share-based compensation expense	$62,976	$60,450	$51,313

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(278,017)	$(236,455)	$(215,524)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(98)	311	567
Comprehensive loss	$(278,115)	$(236,144)	$(214,957)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2017	54,381	$1	$913,650	$(733)	$(797,740)	$115,178
Proceeds from ESPP purchases	204	—	4,173	—	—	4,173
Employee share-based compensation expense	—	—	51,313	—	—	51,313
Issuance of restricted shares	1,168	—	—	—	—	—
Option exercises	75	—	1,393	—	—	1,393
Cumulative effect upon the adoption of ASC 606	—	—	—	—	1,119	1,119
Repurchase of shares to satisfy tax withholding	(147)	—	(9,808)	—	—	(9,808)
Net unrealized gain on marketable securities	—	—	—	567	—	567
Net loss	—	—	—	—	(215,524)	(215,524)
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Proceeds from ESPP purchases	203	—	3,474	—	—	3,474
Employee share-based compensation expense	—	—	60,450	—	—	60,450
Issuance of restricted shares	1,105	—	—	—	—	—
Option exercises	164	—	3,142	—	—	3,142
Repurchase of shares to satisfy tax withholding	(138)	—	(3,173)	—	—	(3,173)
Net unrealized gain on marketable securities	—	—	—	311	—	311
Net loss	—	—	—	—	(236,455)	(236,455)
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Proceeds from ESPP purchases	245	—	3,701	—	—	3,701
Employee share-based compensation expense	—	—	62,976	—	—	62,976
Issuance of restricted shares	1,907	—	—	—	—	—
Option exercises	68	—	1,361	—	—	1,361
Repurchase of shares to satisfy tax withholding	(407)	—	(9,749)	—	—	(9,749)
Net unrealized loss on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(278,017)	(278,017)
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(278,017)	$(236,455)	$(215,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,798	6,441	4,481
Amortization and accretion income, net	(1,079)	(3,451)	(1,315)
Share-based compensation	62,976	60,450	51,313
Net gain from the sale of VIBATIV business	—	—	(6,056)
Amortization of right-of-use assets	3,344	3,224	—
Undistributed earnings from TRC, LLC	(37,975)	(23,152)	(5,152)
Interest shortfall on 2035 notes, net	17,643	—	—
Loss on extinguishment of debt	15,464	—	—
Other	(95)	146	(43)
Changes in operating assets and liabilities:
Accounts receivable	—	620	1,633
Receivables from collaborative and licensing arrangements	6,128	(11,943)	(2,944)
Prepaid clinical and development services	(17,638)	(561)	(2,175)
Other prepaid and current assets	(2,327)	(73)	(225)
Inventory	—	—	(1,629)
Tax receivable	(258)	(3,700)	8,191
Other assets	(852)	(358)	45
Accounts payable	3,658	(4,274)	3,575
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	5,983	10,626	(12,357)
Accrued interest payable	(1,685)	2,573	1,841
Deferred rent	—	—	4,308
Deferred revenue	(26,465)	(31,245)	69,224
Operating lease liabilities	1,600	(2,317)	—
Other long-term liabilities	(7,606)	(4,748)	(10,058)
Net cash used in operating activities	(250,403)	(238,197)	(112,867)

Investing activities
Purchases of property and equipment	(6,616)	(3,176)	(7,240)
Purchases of marketable securities	(401,987)	(423,898)	(183,261)
Maturities of marketable securities	399,318	339,018	347,192
Proceeds from the sale of marketable securities	19,942	—	—
Proceeds from the sale of property and equipment	64	5	17
Proceeds from the sale of VIBATIV business, net	—	5,000	20,000
Net cash provided by (used in) investing activities	10,721	(83,051)	176,708

Financing activities
Proceeds from the sale of ordinary shares, net	139,915	—	—
Proceeds from issuance of 2035 notes, net	380,000	—	—
Payment of issuance costs on 2035 notes	(5,326)	—	—
Proceeds from issuance of 2033 notes, net	—	—	229,441
Payment of redemption premium on 2033 notes	(11,470)	—	—
Principal payment on 2033 notes	(235,347)	(2,152)	—
Proceeds from ESPP purchases	3,701	3,474	4,173
Proceeds from option exercises	1,361	3,142	1,393
Repurchase of shares to satisfy tax withholding	(9,749)	(3,173)	(9,807)
Net cash provided by financing activities	263,085	1,291	225,200

Net increase (decrease) in cash, cash equivalents, and restricted cash	23,403	(319,957)	289,041
Cash, cash equivalents, and restricted cash at beginning of period	58,897	378,854	89,813
Cash, cash equivalents, and restricted cash at end of period	$82,300	$58,897	$378,854

Supplemental disclosure of cash flow information
Cash paid for interest	$24,024	$26,178	$7,475
Cash paid (received) for income taxes, net	$14	$22	$(7,316)
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$49,847	$—
(1)Amounts for the year ended December 31, 2019 include the transition adjustment for the adoption of ASC 842, Leases.

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

Basis of Presentation

The Company’s consolidated financial statements as of December 31, 2020 and 2019, and for the year ended December 31, 2020, 2019, and 2018 have been prepared in conformity with United States (“US”) Generally Accepted Accounting Principles ("GAAP"), and the US Securities and Exchange (“SEC”) regulations for annual reporting.

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

Segment Reporting

The Company operates in a single segment, which is the discovery (research), development and commercialization of human therapeutics. The Company’s business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. The Company is comprehensively managed as one business segment by the Company’s Chief Executive Officer and the management team. Product sales, if any, are attributed to regions based on ship-to location and revenue from collaborative arrangements, including royalty revenue, are attributed to regions based on the location of the collaboration partner. Revenue from profit sharing-type arrangements is attributed to the geographic market in which the products are sold. Capitalized property and equipment is predominantly located in the US.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at fair value.

Restricted Cash

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The Company may also maintain restricted cash for debt servicing of its non-recourse notes. See “Note 5. Cash, Cash Equivalents, and Restricted Cash” for more information.

Investments in Marketable Securities

The Company invests in marketable securities, primarily corporate notes, government bonds and government agency bonds. The Company classifies its marketable securities as available-for-sale securities and reports them at fair value in cash and cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of shareholders’ deficit. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income (loss) on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Realized gains and losses and interest and dividends on securities are included in interest and other income (loss).

The Company accounts for credit losses on available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”), Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Under ASC 326, the Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of securities in unrealized loss positions, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the security’s amortized cost basis.

In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statements of operations, with a corresponding write-down of the security's amortized cost. In circumstances where neither condition exists, the Company then evaluates whether a decline is due to credit-related factors. To determine the portion of a decline in fair value that is credit-related, the Company compares the present value of the expected cash flows of the security discounted at the security's effective interest rate to the amortized cost basis of the security. A credit-related impairment is limited to the difference between fair value and amortized cost and recognized as an allowance for credit loss on the consolidated balance sheets with a corresponding adjustment to net income (loss). Any remaining decline in fair value that is non-credit related is recognized in other comprehensive loss, net of tax. Improvements in expected cash flows due to improvements in credit are recognized through reversal of the credit loss and corresponding reduction in the allowance for credit loss.

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

Financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. The Company’s cash equivalents and marketable securities are carried at estimated fair value and remeasured on a recurring basis. The carrying value of accounts receivable, receivables from collaborative arrangements, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments. The fair value of the Company's debt is classified as a level 2 financial instrument and is disclosed in “Note 7. Debt”.

Accounts Receivable

For the periods presented, the Company’s accounts receivable primarily relate to amounts due arising from its collaboration and licensing agreements. When appropriate, the Company provides for an allowance for specifically identified doubtful accounts. The Company performs periodic credit evaluations of its customers and generally does not require collateral. For the periods presented, the Company did not have any material write-offs of accounts receivable

Concentration of Credit Risks

The Company invests in a variety of financial instruments and, based on its policy, limits the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the US federal government.

The Company’s receivables primarily relate to amounts due under its collaboration and licensing agreements. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to its collaboration agreements. The Company performs periodic evaluations of its customers and generally does not require collateral. For the year ended December 31, 2020, 2019, and 2018, the Company did not experience any material losses related to its receivables.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation, and amortized using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Leases

The Company determines whether a contract is or contains a lease at inception of the arrangement. In evaluating whether a contract is indicative of a lease, the Company considers all relevant facts and circumstances to assess whether the arrangement has extended to the Company the right to both (i) obtain substantially all the economic benefits from use of an identified asset and (ii) direct the use of the identified asset. To the extent that the Company determines a contract represents a lease, the arrangement is classified as either an operating lease or a finance lease, with the classification affecting the presentation and pattern of expense recognition in the consolidated statements of operations. The Company did not have any finance leases at either December 31, 2020 or 2019.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the leasing arrangement. The Company records operating leases on the consolidated balance sheets through an operating lease asset and a corresponding short-term and long-term operating lease liability, as applicable. Lease liabilities are measured based on the present value of lease payments over the lease term discounted at the implicit interest rate, when readily available or using the Company’s incremental borrowing rate, if the implicit rate is not determinable. The incremental borrowing rate is considered the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company measures its operating lease assets based on the corresponding operating lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) any initial direct costs incurred, and (iii) tenant incentives granted under the lease contract.

In calculating operating lease assets and liabilities, the Company may elect to combine lease and non-lease components based on the asset type. The Company’s lease terms may include options to extend the lease only when it is reasonably certain that such options will be exercised, and the Company recognizes lease expense on a straight-line basis over the lease term. Operating lease assets are evaluated for possible impairment in accordance with the Company’s long-lived assets policy.

The Company does not recognize operating lease assets or liabilities for leases that have a lease term of 12 months or less at commencement date, and the lease expense related to these short-term lease arrangements is recognized on a straight-line basis over the term of the lease.

Capitalized Software

The Company capitalizes certain costs related to direct material and service costs for software obtained for internal use. Upon being placed in service, these costs and other future capitalizable costs related to the internal use software system integration are depreciated over five years. There were no material capitalized software costs recorded for the year ended December 31, 2020 or 2019.

Impairment of Long-Lived Assets

The Company’s long-lived assets consists of property and equipment, operating lease assets and other assets. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There were no impairments of long-lived assets recorded for the year ended December 31, 2020, 2019 or 2018.

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, an entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

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

Collaborative Arrangements under ASC 606

The Company enters into collaborative arrangements with partners that fall under the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, the Company may analogize to ASC 606 for some aspects of these arrangements. The Company analogizes to ASC 606 for certain activities within collaborative arrangements for the delivery of a good or service (i.e., a unit of account) that is part of its ongoing major or central operations. Revenue recognized by analogizing to ASC 606 is recorded as “collaboration revenue” or “licensing revenue” whereas, revenue recognized in accordance with ASC 808 is recorded on a separate collaboration revenue line on the consolidated statements of operations.

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

Following the sale of VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) in November 2018, VIBATIV royalties earned from Cumberland are included within “interest and other income, net” on the consolidated statements of operations. In addition, the Company’s income earned related to TRELEGY sales is included within “income from investment in TRC, LLC” on the consolidated statements of operations.

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

Product Sales

In November 2018, the Company completed the sale of its assets related to the manufacture, marketing and sale of the VIBATIV product to Cumberland. Up until that date, the Company sold VIBATIV in the US market by making the drug product available through a limited number of distributors, who sold VIBATIV to healthcare providers. Title and risk of loss transferred upon receipt by these distributors. The Company recognized VIBATIV product sales and related cost of product sales when the distributors obtained control of the drug product, which was at the time title transferred to the distributors.

The Company recorded sales on a net sales basis which included estimates of variable consideration. The variable consideration resulted from sales discounts, government-mandated rebates and chargebacks, distribution fees, estimated product returns and other deductions for sales made by the Company prior to the November 2018 sale to Cumberland. The Company reflected such reductions in revenue as either an allowance to the related account receivable from the distributor, or as an accrued liability, depending on the nature of the sales deduction. Sales deductions were based on management’s estimates that considered payor mix in target markets, industry benchmarks and historical experience. In general, these estimates took into consideration a range of possible outcomes which were probability-weighted in accordance with the expected value method in ASC 606. The Company monitored inventory levels in the distribution channel, as well as sales by distributors to healthcare providers, using product-specific data provided by the distributors. Product return allowances were based on amounts owed or to be claimed on related sales. These estimates took into consideration the terms of the Company’s agreements with customers, historical product returns, rebates or discounts taken, estimated levels of inventory in the distribution channel, the shelf life of the product and specific known market events, such as competitive pricing and new product introductions. The Company updated its estimates and assumptions each quarter and if actual future results varied from its estimates, the Company adjusted these estimates, which could have had an effect on product sales and earnings in the period of adjustment.

Research and Development Expenses

Research and development (“R&D”) expenses are recorded in the period that services are rendered or goods are received. R&D expenses consist of salaries and benefits, laboratory supplies and facility costs, as well as fees paid to third parties that conduct certain R&D activities on behalf of the Company, net of certain external R&D expenses reimbursed under the Company’s collaborative arrangements.

As part of the process of preparing its consolidated financial statements, the Company is required to estimate and accrue certain R&D expenses. This process involves the following:

•

identifying services that have been performed on the Company’s behalf and estimating the level of service performed and the associated cost incurred for the service when the Company has not yet been invoiced or otherwise notified of actual cost;

•	estimating and accruing expenses in the Company’s consolidated financial statements as of each balance sheet date based on facts and circumstances known to it at the time; and

•	periodically confirming the accuracy of the Company’s estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that the Company accrues include:

•	fees paid to clinical research organizations (“CROs”) in connection with preclinical and toxicology studies and clinical studies;

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to contract manufacturing organizations (“CMOs”) in connection with the production of product and clinical study materials; and

•	professional service fees for consulting and related services.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $6.3 million, $2.4 million and $1.9 million for the year ended December 31, 2020, 2019 and 2018, respectively.

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

Debt Instruments

Coupon interest on the Company’s debt instruments is accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs are capitalized as deferred financing costs and presented as a reduction of the carrying value of the financial liability on the Company’s consolidated balance sheets. Debt issuance costs subsequently are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company considers whether there are any embedded features in its debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC Topic 815, Derivatives and Hedging. As of December 31, 2020 and 2019, the Company’s debt instruments did not include any features that require bifurcation and separate derivative accounting.

Theravance Respiratory Company, LLC (“TRC”)

Through the Company’s 85% equity interest in TRC, the Company is entitled to receive an 85% economic interest in any future payments made by Glaxo Group or one of its affiliates (“GSK”) under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The primary drug program assigned to TRC is Trelegy.

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

TRC is recognized in the Company’s consolidated financial statements under the equity method of accounting. Income related to the Company’s equity ownership of TRC is reflected within its consolidated statements of operations and is classified as non-operating income.

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

The Company’s total unrecognized tax benefits of $63.4 million and $58.8 million, as of December 31, 2020 and December 31, 2019, respectively, may reduce the effective tax rate in the period of recognition. The Company currently has a full valuation allowance against its deferred tax assets, which would impact the timing of the effective tax rate benefit should any of the Company’s uncertain positions be favorably settled in the future.

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

Any tax levied or credited by a governmental taxing authority that is not based on the Company’s income is outside the scope of accounting for income taxes. Therefore, the Company records such items as a component of its loss before income taxes.

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

	Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Numerator:
Net loss	$(278,017)	$(236,455)	$(215,524)
Denominator:
Weighted-average ordinary shares outstanding	62,808	56,452	55,076
Less: weighted-average ordinary shares subject to forfeiture	(463)	(842)	(1,107)
Weighted-average ordinary shares used to compute basic and diluted net loss per share	62,345	55,610	53,969
Basic and diluted net loss per share	$(4.46)	$(4.25)	$(3.99)

For the year ended December 31, 2020, 2019 and 2018, diluted and basic net loss per share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Share issuances under equity incentive plans and ESPP	6,553	6,577	3,492
Restricted shares	—	—	2
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676
Total	13,229	13,253	10,170

In addition, there were 414,000 and 978,750 shares subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above for the year ended December 31, 2019 and 2018, respectively. There were no such shares excluded as of December 31, 2020.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Related Parties

GSK owned 15.0% of the Company’s ordinary shares outstanding as of December 31, 2020. On June 22, 2020, GSK Finance (No.3) plc (“GSK Finance”), a wholly-owned subsidiary of GSK, issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 ordinary shares of Theravance Biopharma held by GSK and its affiliates. The GSK Notes are guaranteed by GSK and are exchangeable at the option of noteholders on any business day on or after September 1, 2020. The GSK Notes will mature on June 22, 2023 and do not bear interest. The GSK Notes were offered at an issue price 108.5% of their principal amount. The initial exchange rate is 34.4044 shares of Theravance Biopharma ordinary shares per $1,000 principal amount of GSK Notes, which is equivalent to an initial exchange price of approximately $29.066 per share, representing a premium of 35% over the volume weighted-average price of Theravance Biopharma’s ordinary shares on June 17, 2020.

Upon exchange of the GSK Notes, GSK Finance is expected to deliver its ordinary shares of Theravance Biopharma, but may at its option under certain circumstances, deliver cash or a combination of Theravance Biopharma ordinary shares and cash to noteholders. The GSK offering involves the expected exchange of substantially all of the 9,644,807 ordinary shares of Theravance Biopharma held by GSK and its affiliates. Theravance Biopharma will not be issuing any new ordinary shares in connection with the GSK offering, and Theravance Biopharma did not receive any proceeds from the GSK offering.

Robert V. Gunderson, Jr. is a member of the Company’s board of directors. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees incurred for services provided by Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP were $0.5 million, $0.4 million and $0.5 million for the year ended December 31, 2020, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13"). This guidance requires that financial assets measured at amortized cost be presented at the net amount expected to be collected. The measurement of expected credit losses is based on historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. ASU 2016-13 also eliminates the concept of “other-than-temporary” impairment when evaluating available-for-sale debt securities and instead focuses on determining whether any impairment is a result of a credit loss or other factors. An entity will recognize an allowance for credit losses on available-for-sale debt securities rather than an other-than-temporary impairment that reduces the cost basis of the investment. ASU 2016-13 became effective on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures primarily due to the high credit quality and short-term maturities of the Company’s marketable securities.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Accordingly, ASU 2018-15 requires a customer in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. ASU 2018-15 became effective on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. However, the adoption of ASU 2018-15 may result in an increase in capitalized assets related to qualifying cloud computing arrangement implementation costs in the future.

In November 2018, the FASB issued ASU 2018-18, Collaboration Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). The issuance of Topic 606 raised questions about the interaction between the guidance on collaborative arrangements and revenue recognition. ASU 2018-18 addresses this uncertainty by: (i) clarifying that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaboration arrangement participant is a customer; (ii) adding unit of account guidance to assess whether the collaboration arrangement or a part of the arrangement is with a customer; and (iii) precluding a company from presenting transactions with collaboration arrangement participants that are not directly related to sales to third parties together with revenue from contracts with customers. ASU 2018-18 became effective on January 1, 2020, and the Company elected to adopt ASU 2018-18 retrospectively, only for contracts that were not completed as of January 1, 2020. The adoption of ASU 2018-18 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim periods in cases when the year-to-date losses exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-10) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying US GAAP for certain financial instruments with characteristics of liabilities and equity by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The standard also enhances the consistency of earnings-per-share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings-per-share calculations. ASU 2020-06 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2020-06 on its consolidated financial statements and related disclosures.

The Company has evaluated other recently issued accounting pronouncements and does not currently believe that any of these pronouncements will have a material impact on its consolidated financial statements and related disclosures.

2. Revenue

Revenues from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Janssen	$26,426	$31,096	$31,053
Alfasigma	14	125	10,678
Other	24	29	60
Total collaboration revenue	$26,464	$31,250	$41,791

Changes in Deferred Revenue Balances

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$26,464	$31,245	$130
Performance obligations satisfied in previous period	—	—	—

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for izencitinib (formerly known as TD-1473) and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). Under the terms of the Janssen Agreement, the Company received an upfront payment of $100.0 million. The Company is conducting a Phase 2 (DIONE) study of izencitinib in Crohn’s disease and a Phase 2b/3 (RHEA) induction and maintenance study of izencitinib in ulcerative colitis. Following the initial Phase 2 development period, including the completion of the Phase 2 Crohn’s study and the Phase 2b induction portion of the ulcerative colitis study, Janssen can elect to obtain an exclusive license to develop and commercialize izencitinib and certain related back-up compounds by paying the Company a fee of $200.0 million. Upon any such election, the Company and Janssen will jointly develop and commercialize izencitinib in inflammatory intestinal diseases and share profits in the US and expenses related to Phase 3 development and registration activities (67% to Janssen; 33% to Theravance Biopharma). The Company would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and the Company would be eligible to receive up to an additional $700.0 million in development and commercialization milestone payments from Janssen.

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

For the year ended December 31, 2020, 2019 and 2018, the Company recognized $26.4 million, $31.1 million, and $31.1 million as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $11.4 million, related to the $100.0 million upfront payment, was recorded in deferred revenue on the consolidated balance sheets and is expected to be recognized as collaboration revenue as the research and development services are delivered over the initial Phase 2 development period. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). Consequently, delays in trial activity and/or changes to the total budget will impact the timing and amount of revenue recognized in any given reporting period. For the year ended December 31, 2020, 2019 and 2018, the Company incurred $38.5 million, $39.9 million and $38.6 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

Viatris

In January 2015, the Company and Viatris Inc. (formerly, Mylan Ireland Limited) (“Viatris”) established a strategic collaboration (the “Viatris Agreement”) for the development and commercialization of revefenacin, including YUPELRI® (revefenacin) inhalation solution. The Company entered into the collaboration to expand the breadth of its revefenacin development program and extend its commercial reach beyond the hospital setting.

Under the Viatris Agreement, Viatris paid the Company an upfront fee of $15.0 million for the delivery of the revefenacin license in 2015 and, in 2016, Viatris paid the Company a milestone payment of $15.0 million for the achievement of 50% enrollment in the related Phase 3 twelve-month safety study.

As of December 31, 2020, excluding the aggregate $30.0 million payment noted above, the Company is eligible to receive from Viatris potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

The Viatris Agreement is considered to be within the scope of ASC 808 and partially within the scope of ASC 606, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018, thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

The Company determined the license to develop and commercialize revefenacin to be a unit of account and a separate performance obligation for which Viatris is a customer. The joint steering committee participation was also determined to be a performance obligation for which the Company analogized to ASC 606 to recognize revenue. Using the concepts from ASC 606, the Company further determined that the transaction price under the arrangement was comprised of the following: (1) $15.0 million upfront license fee received in 2015; (2) $4.2 million premium received in 2015 related to an ordinary share purchase agreement with Viatris; and (3) $15.0 million milestone for 50% enrollment in the Phase 3 twelve-month safety study received in 2016. The total transaction price of $34.2 million was allocated to the two performance obligations based on the Company’s best estimate of the relative stand-alone selling prices. For the delivery of the license, the Company based the stand-alone selling price on a discounted cash flow approach and considered several factors including, but not limited to: discount rate, development timeline, regulatory risks, estimated market demand and future revenue potential. For the committee participation, the Company based the stand-alone selling price on the average compensation of its committee members estimated to be incurred over the performance period. The Company expects to recognize collaboration revenue from the committee participation ratably over the performance period of approximately seventeen years.

The future potential milestone amounts for the Viatris Agreement were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

As of December 31, 2020, $0.3 million was recorded in deferred revenue on the consolidated balance sheets related to the Viatris Agreement. This amount reflects revenue allocated to joint steering committee participation which will be recognized as collaboration revenue over the course of the remaining performance period of approximately eleven years.

The Company is also entitled to a share of US profits and losses (65% to Viatris; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and the Company is entitled to low double-digit tiered royalties on ex-US net sales. Viatris is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its consolidated financial statements.

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities.

The following YUPELRI-related amounts were recognized within revenue and selling, general and administrative expense in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Viatris collaboration agreement - Amounts receivable from Viatris	$43,893	$13,664	$3,275
Collaboration loss - Amounts payable to Viatris	$—	$1,582	$2,997

Prior to the FDA approval of YUPELRI in late 2018, the Company recognized its 35% share of expenses within R&D expense and selling, general and administrative expense on its consolidated statements of operations.

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the year ended December 31, 2020, 2019, and 2018 of $50.0 million, $19.3 million, $3.7 million, respectively.

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

For the year ended December 31, 2019, and 2018, the Company recognized $0.1 million and $10.7 million, respectively, as revenue from collaboration arrangements related to the Alfasigma Agreement. There was a minimal amount of collaboration revenue recognized related to the Alfasigma Agreement for the year ended December 31, 2020, and as of December 31, 2020, $0.2 million remains in deferred revenue on the consolidated balance sheets and is expected to be recognized as collaboration revenue over approximately the next six years.

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Janssen	$8,554	$5,129	$1,597
Viatris	1,524	460	7,515
Total reduction to R&D expense, net	$10,078	$5,589	$9,112

Revenue from Licensing Arrangements

Viatris

In June 2019, the Company announced the expansion of the Viatris Agreement (the “Viatris Amendment”) to grant Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories. In exchange, the Company received an upfront payment of $18.5 million (before a required tax withholding) and will be eligible to receive potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Of the $54.0 million in potential milestones, $9.0 million is associated with the development of YUPELRI monotherapy, $7.5 million associated with the development of future potential combination products, and $37.5 million is associated with sales milestones. Viatris is responsible for all aspects of development and commercialization in the partnered regions, including pre- and post-launch activities and product registration and all associated costs.

The Viatris Amendment is accounted for under ASC 606 as a separate contract from the original Viatris Agreement that was entered into in January 2015. The Company identified a single performance obligation comprising of the delivery of the license to develop and commercialize revefenacin in China and adjacent territories. The transaction price was determined to be the upfront payment of $18.5 million which the Company recognized as licensing revenue following the completion of the performance obligation in June 2019.

The future potential milestone amounts for the Viatris Amendment were not included in the transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the development milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. The Company will re-evaluate the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur.

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

3. Sale of VIBATIV

On November 12, 2018, the Company completed the sale of its assets related to the manufacture, marketing and sale of VIBATIV to Cumberland pursuant to the Asset Purchase Agreement dated November 1, 2018 (the “APA”). Under the APA, Cumberland paid the Company $20.0 million at the closing of the transaction and $5.0 million in April 2019. In addition, Cumberland pays the Company tiered royalties of up to 20% of US net sales of VIBATIV until such time as royalties cumulatively total $100.0 million.

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

The Company recognized a net gain of $6.1 million upon the sale of VIBATIV within “Interest and other income, net” in the consolidated statements of operations for the year ended December 31, 2018. Transition-related costs of $1.1 million were recognized concurrently and included as a reduction to the net gain on the sale. The Company records the royalties receivable from US net sales by Cumberland within the same “Interest and other income, net”.

4. Segment Information

The Company operates in a single segment, which is the discovery (research), development and commercialization of human therapeutics. The following table summarizes total revenue by geographic region:

	Year Ended December 31,
(In thousands)	2020	2019	2018
US	$70,319	$54,760	$49,239
Europe	1,538	18,654	11,117
Asia	—	—	14
Total revenue	$71,857	$73,414	$60,370

The following table summarizes total revenue from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total revenue (as a percentage of total revenues) during the most recent three years:

	Year Ended December 31,
(% of total revenue)	2020	2019	2018
Viatris	63%	44%	—
Janssen	37%	42%	51%
Pfizer	—	14%	—
Alfasigma	—	—	18%

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	December 31,
(In thousands)	2020	2019	2018
Cash and cash equivalents	$81,467	$58,064	$378,021
Restricted cash	833	833	833
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$82,300	$58,897	$378,854

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. As of December 31, 2020, the Company also maintained restricted cash for debt servicing of its 9.5% non-recourse 2035 notes. See “Note 7. Debt” for further information regarding the 9.5% non-recourse 2035 notes. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the consolidated balance sheets.

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

Available-for-sale securities are summarized below:

		December 31, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$75,036	$34	$—	$75,070
US government agency securities	Level 2	74,971	18	—	74,989
Corporate notes	Level 2	5,046	—	(1)	5,045
Commercial paper	Level 2	56,374	1	(5)	56,370
Marketable securities		211,427	53	(6)	211,474
Money market funds	Level 1	—	—	—	—
Total		$211,427	$53	$(6)	$211,474

		December 31, 2019
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$100,746	$108	$—	$100,854
Corporate notes	Level 2	25,466	9	(1)	25,474
Commercial paper	Level 2	112,066	31	(2)	112,095
Marketable securities		238,278	148	(3)	238,423
Money market funds	Level 1	35,736	—	—	35,736
Total		$274,014	$148	$(3)	$274,159

As of December 31, 2020, all of the Company’s available-for-sale securities had contractual maturities within 8 months and the weighted-average maturity of marketable securities was approximately 3 months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the year ended December 31, 2020 or 2019.

Available-for-sale debt securities with unrealized losses are summarized below:

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,045	$(1)	$—	$—	$5,045	$(1)
Commercial paper	39,375	(5)	—	—	39,375	(5)
Total	$44,420	$(6)	$—	$—	$44,420	$(6)

	December 31, 2019
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,507	$(1)	$—	$—	$5,507	$(1)
Commercial paper	28,137	(2)	—	—	28,137	(2)
Total	$33,644	$(3)	$—	$—	$33,644	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of December 31, 2020.

As of December 31, 2020, the Company’s accumulated other comprehensive income on its consolidated balance sheets consisted of net unrealized gains or losses on available-for-sale investments. For the year ended December 31, 2020, the Company sold marketable securities for total proceeds of $19.9 million and recognized minimal net realized gains from the sales based on the specific identification method. For the year ended December 31, 2019 and 2018, the Company did not sell any of its marketable securities.

7. Debt

Debt consisted of the following liability components:

	December 31,
(In thousands)	2020	2019
9.5% Non-Recourse 2035 Notes:
Principal amount	$418,572	$—
Less: 5% retained by the Company	(20,929)	—
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(3,847)	—
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,589)	—
3.25% Convertible 2023 Notes:
Principal amount	230,000	230,000
Unamortized debt issuance costs	(3,037)	(4,110)
9.0% Non-Recourse 2033 Notes:
Principal amount	—	247,734
Less: 5% retained by the Company	—	(12,387)
Unamortized debt issuance costs	—	(6,196)
Total debt	$619,170	$455,041

Debt interest expense consists of the following components:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Stated coupon interest	$42,625	$28,811	$9,316
Amortization of debt issuance costs	1,960	3,051	1,166
Total debt interest expense	$44,585	$31,862	$10,482

9.5% Non-Recourse Notes Due 2035

On February 21, 2020, Theravance Biopharma R&D, Inc. (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC (the “Issuer II” or “Triple II”), a wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (“Note Purchase Agreements”) with certain note purchasers (“Note Purchasers”), relating to the private placement by Issuer II of $400.0 million 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”). Ninety-five percent of the Non-Recourse 2035 Notes were sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) were retained by the Company to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246). The Retained Notes are eliminated in the Company’s consolidated financial statements. The transaction closed on February 28, 2020.

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

The source of principal and interest payments for the Non-Recourse 2035 Notes are the future royalty payments generated from the TRELEGY program, and as a result, the holders of the Non-Recourse 2035 Notes have no recourse against the Company even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. The net principal amount of the Non-Recourse 2035 Notes increased by $17.6 million which represented the shortfall between the distributions received from TRC and the total interest payments due during the year ended December 31, 2020. While the holders of the Non-Recourse 2035 Notes have no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

The Non-Recourse 2035 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with Glaxo Group Limited or one of its affiliates (“GSK”). See “Note 9. Theravance Respiratory Company, LLC” for further information regarding GSK. The Non-Recourse 2035 Notes may be redeemed by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. The Non-Recourse 2035 Notes bear an annual interest rate of 9.5%, with interest and principal paid quarterly beginning June 5, 2020. Since the principal and interest payments on the Non-Recourse 2035 Notes are ultimately based on royalties from TRELEGY product sales, which will vary from quarter to quarter, the Non-Recourse 2035 Notes may be repaid prior to the final maturity date in 2035. Following the redemption or repayment of the Non-Recourse 2035 Notes, all TRELEGY-related pledged cash flows will revert back to the Company.

The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of December 31, 2020, that are expected to be used to make a principal repayment on the Non-Recourse 2035 Notes within the next 12 months.

As of December 31, 2020, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $397.6 million and $399.6 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

The refinancing of the Non-Recourse 2033 Notes involved multiple lenders who were considered members of a loan syndicate. To determine whether the refinancing was to be accounted for as a debt extinguishment or modification, the Company considered whether the lenders involved in the Non-Recourse 2033 Notes and the Non-Recourse 2035 Notes remained the same or changed and whether the change in debt terms was substantial. The debt terms are considered substantially different if the present value of the cash inflows and outflows of the Non-Recourse 2035 Notes, including all principal increases and lender fees on the refinancing date, was at least 10% different from the present value of the remaining cash inflows and outflows of the Non-Recourse 2033 Notes (the “10% Test”). The Company performed the 10% Test for each individual lender participating in the loan syndication by assuming the exercise and non-exercise of the prepayment option. The cash flow assumption generating the smaller change was used as the basis for determining whether the 10% threshold was met. For existing lenders who participated in the Non-Recourse 2035 Notes as part of the new loan syndicate, the refinancing was accounted for as an extinguishment or a modification depending upon whether the change in the cash flows was more or less than 10%, respectively. Amounts due to lenders of the Non-Recourse 2033 Note offering who did not participate in the Non-Recourse 2035 Notes were accounted for as a debt extinguishment.

For debt determined to be extinguished, the total unamortized deferred financing costs and the associated redemption premium of $15.5 million were expensed as “Loss on extinguishment of debt” within the consolidated statements of operations for the year ended December 31, 2020. In addition, $0.3 million of new third-party costs were expensed, and $4.4 million of new creditor fees were capitalized as debt discount. For debt determined to be modified, $0.5 million of new creditor fees were expensed, and the related unamortized deferred financing costs of $1.8 million, as of February 28, 2020, will continue to be amortized through the remaining term of the Non-Recourse 2035 Notes.

3.25% Convertible Senior Notes Due 2023

In November 2016, the Company completed an underwritten public offering of $230.0 million of 3.25% convertible senior notes, due 2023 (the "Convertible Senior 2023 Notes") for net proceeds of $222.5 million. The Company incurred $7.5 million in debt issuance costs, which are being amortized to interest expense over the estimated life of the Convertible Senior 2023 Notes. The Convertible Senior 2023 Notes bear an annual interest rate of 3.25%, payable semi-annually in arrears, on November 1 and May 1 of each year.

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

The debt issuance costs related to the Convertible Senior 2023 Notes offering were capitalized as deferred financing costs and presented as a reduction of the carrying value of the financial liability on the Company’s consolidated balance sheets at December 31, 2020 and 2019.

The estimated fair value of the Convertible Senior 2023 Notes was $217.9 million and $236.0 million at December 31, 2020 and 2019, respectively. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of December 31, 2020 and 2019. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

8. Leases

The Company leases approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”). This lease includes a tenant improvement allowance that expires in May 2022 and had a remaining balance of $12.1 million and $15.6 million, as of December 31, 2020 and 2019, respectively. The Company’s Irish subsidiary leases approximately 6,100 square feet of office space in Dublin, Ireland under a lease that expires in April 2027 (“Dublin

Lease”). In addition, the Company leases equipment for clinical research studies with an estimated lease term ending in August 2022.

The SSF Lease contains two options to extend the term of the lease for successive periods of five years each, and the Dublin Lease contains a lease termination option in April 2024 at the Company’s discretion. The equipment lease has undergone extensions to the initial lease term due to delays in patient enrollment in the clinical trial, which the Company has characterized as lease modifications. The equipment lease contains options to terminate the agreements at the Company’s discretion. The two options to extend the SSF Lease and the options to terminate the Dublin Lease and equipment lease were not recognized in the determination of the Company’s right-of-use assets and lease liabilities below.

The Company has evaluated its leases and determined that they were all operating leases. The present values of the remaining lease payments and corresponding right-of-use assets were as follows, and the difference between the right-of-use assets and lease liabilities was due to office-related deferred rent payments that are payable in future periods.

(In thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$43,260	$46,604

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$9,867	$7,762
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	47,220	47,725
Total operating lease liabilities		$57,087	$55,487

Lease expense was included within operating expenses in the consolidated statements of operations as follows:

		Year Ended	Year Ended	Year Ended
(In thousands)	Classification	December 31, 2020	December 31, 2019	December 31, 2018
Operating lease expense	Selling, general and administrative expense	$7,974	$7,959	$7,985
Operating lease expense	Research and development expense	758	164	—
Total operating lease expense (1)		$8,732	$8,123	$7,985
(1)	Excludes short-term leases which were immaterial and office lease service-related charges.

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,804	$7,210

As of December 31, 2020, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Year ending December 31:
2021	$10,330
2022	10,345
2023	10,134
2024	10,351
2025	10,649
Thereafter	49,309
Total operating lease payments	$101,118
Less: Estimated tenant improvement allowance	(12,053)
Less: Imputed interest	(31,978)
Present value of operating lease liabilities	$57,087

As of December 31, 2020, the weighted-average remaining lease term was 9.1 years, and the weighted-average discount rate used to determine the lease liabilities was 8.64%. The Company’s discount rate was primarily derived from the 9.0% interest rate on its previously issued Non-Recourse 2033 Notes in November 2018 and did not involve any significant assumptions.

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

For the year ended December 31, 2020, 2019, and 2018, the Company recognized net royalty income of $68.4 million, $33.7 million, and $11.2 million, respectively, within the consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $2.2 million, $2.7 million for the year ended December 31, 2020 and 2019, respectively. There were minimal TRC expenses for the year ended December 31, 2018. The Company’s share of TRC expenses for 2020 and 2019 was primarily comprised of TRC legal and related fees associated with the arbitration between Innoviva, TRC and the Company.

As of December 31, 2020, the amounts due from TRC were $53.8 million which were primarily comprised of (i) net royalty income payments for the period from the first quarter of 2020 through the fourth quarter of 2020 and (ii) $8.5 million representing the Company’s share of the one-time fee that GSK paid to TRC upon termination of the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program in June 2020. The total amounts due, as of December 31, 2020, were net of a $2.5 million payment received from Innoviva in the fourth quarter of 2020 and have been recorded as a current asset in the consolidated balance sheets within “Amounts due from TRC, LLC”. In January 2021, the Company received an additional $21.3 million payment from Innoviva related to the receivable balance as of December 31, 2020.

TRC’s summary financial information was as follows as of or for the year ended December 31:

(In thousands)	2020	2019	2018
Current assets	$63,027	$36,737
Non-current assets	16,959	—
Current liabilities	508	3,069
Royalty revenue for the year ended	73,089	42,790	$13,379
Revenue from collaborative arrangements for the year ended	10,000	—	—
Income from continuing operations and net income for the year ended	$81,662	$39,653	$13,261

On June 10, 2020, the Company disclosed in a Form 8-K that it had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to the Company under the terms of the TRC LLC Agreement. In October 2020, Innoviva announced that TRC had invested $15.0 million of TRELEGY royalties in the equity securities of a privately held biopharmaceutical company. Consequently, the Company’s share of this investment of $12.8 million has been recorded as a long-term asset in the consolidated balance sheets under “Equity in net assets of TRC, LLC”. However, in October 2020, the Company initiated an arbitration proceeding against Innoviva and TRC challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to the Company in a manner consistent with the TRC LLC Agreement and the Company’s 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments to take place over the next few weeks. The Company currently anticipates a decision in those proceedings near the end of the first quarter or early in the second quarter of 2021.

10. Property and Equipment

Property and equipment are held predominantly in the US and consisted of the following:

	December 31,
(In thousands)	2020	2019
Computer equipment	$2,314	$2,119
Software	2,076	1,718
Furniture and fixtures	3,812	3,665
Laboratory equipment	29,753	30,546
Leasehold improvements	24,275	22,164
Subtotal	62,230	60,212
Less: accumulated depreciation	(45,808)	(47,568)
Property and equipment, net	$16,422	$12,644

For the year ended December 31, 2020, 2019 and 2018, depreciation expense for property and equipment was $3.3 million, $3.3 million and $3.0 million, respectively.

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

Innoviva’s Equity Plans

Prior to the spin-off from its former parent company, Innoviva, in 2014 (“Spin-Off”), the Company’s employees may have received Innoviva stock-based compensation awards, and, therefore, the following disclosures include information regarding stock-based compensation expense allocated to Theravance Biopharma that relates to Innoviva stock-based equity awards.

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

As of December 31, 2020, there were 414,000 of these performance-contingent RSAs and 54,000 of these performance-contingent RSUs outstanding, and as of December 31, 2019, there were 776,250 of these performance-contingent RSAs and 101,250 of these performance-contingent RSUs outstanding. The performance conditions associated with the first tranche of these awards were completed in the second quarter of 2018, and the Company recognized $1.7 million of share-based compensation expense for the year ended December 31, 2018 associated with the first tranche of these awards.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019, and the expense associated with this second tranche was fully recognized in the first quarter of 2020. For the year ended December 31, 2020, 2019 and 2018, the Company recognized $0.4 million, $1.9 million and $2.6 million, respectively, of share-based compensation expense related to the second tranche of these awards.

In the first quarter of 2020, the performance conditions associated with the remaining third tranche were completed and, as a result, the Company recognized $2.6 million in share-based compensation expense related to these awards for the year ended December 31, 2020. As of December 31, 2020, the maximum remaining expense associated with the third tranche was $0.4 million (allocated as $0.1 million for research and development expense and $0.3 million for selling, general and administrative expense) and will be amortized through the first quarter of 2021.

Separate from the performance-contingent awards described above, the Company periodically grants performance-contingent RSUs to individual employees. For the year ended December 31, 2020 and 2019, the Company recognized $1.0 million of share-based compensation expense related to such awards in each year. As of December 31, 2020, there were 70,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $0.5 million with performance expiration dates through June 2022.

Share-Based Compensation Expense

Share-based compensation expense included in the consolidated statements of operations was recognized as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Research and development	$31,294	$28,953	$25,563
Selling, general and administrative	31,682	31,497	25,750
Total share-based compensation expense	$62,976	$60,450	$51,313

Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Innoviva equity:
Options	$—	$—	$280
RSUs	—	—	—
RSAs	—	64	457
Performance RSAs	—	—	—
Theravance Biopharma equity:
Options	6,536	6,381	8,441
RSUs	49,803	39,520	34,077
Performance RSAs and RSUs	3,943	12,717	4,707
ESPP	2,694	1,768	3,351
Total share-based compensation expense	$62,976	$60,450	$51,313

Total share-based compensation expense capitalized to inventory, in the period from January 1, 2018 to the disposition of the Company’s VIBATIV business in late 2018, was not material for the year ended December 31, 2018.

As of December 31, 2020, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

	Unrecognized	Weighted‑Average
	Compensation	Amortization Period
(In thousands, except amortization period)	Cost	(Years)
Theravance Biopharma equity:
Options	$11,513	2.62
RSUs	101,588	2.53
Performance RSAs and RSUs (1)	502	0.21
ESPP	1,122	0.62
Total	$114,725
(1)	Represents unrecognized share-based compensation cost associated with the Company’s performance-contingent awards described above that are probable of vesting.

Compensation Awards

The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the year ended December 31, 2020:

	Number of Shares	Weighted-Average
	Subject	Exercise Price
	to Outstanding Options	of Outstanding Options
Outstanding at December 31, 2019	2,950,472	$24.75
Granted	600,300	22.58
Exercised	(68,171)	19.96
Forfeited	(183,422)	22.49
Outstanding at December 31, 2020	3,299,179	$24.58

As of December 31, 2020, the aggregate intrinsic value of the options outstanding was $1.2 million. As of December 31, 2020, the aggregate intrinsic value of the options exercisable was $0.8 million. The total estimated fair value of options vested (excluding vested options that have expired) was $6.4 million in 2020.

The following table summarizes total RSU and RSA activity (including performance RSUs and RSAs) for the year ended December 31, 2020:

	Number of Shares	Number of Shares
	Subject to	Outstanding Subject to
	Outstanding RSUs	Performance Conditions (RSAs)
Outstanding at December 31, 2019	4,939,774	776,250
Granted	2,576,326	—
Released	(1,907,307)	(362,250)
Forfeited	(614,875)	—
Outstanding at December 31, 2020	4,993,918	414,000

As of December 31, 2020, the aggregate intrinsic value of the RSUs and RSAs outstanding was $88.7 million and $7.4 million, respectively. The total estimated fair value of RSUs vested was $46.8 million and $32.4 million in 2020 and 2019, respectively.

Valuation Assumptions

The range of assumptions used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

	Year Ended December 31,
	2020	2019	2018
Options
Risk-free interest rate	0.3% - 1.7%	1.6% - 2.5%	2.3% - 3.0%
Expected term (in years)	5.2 - 6.1	6.0	6.0
Volatility	50% - 53%	51% - 53%	53% - 54%
Dividend yield	—	—	—
Weighted-average estimated fair value	$11.03	$10.20	$14.32
2013 ESPP
Risk-free interest rate	0.1% - 0.2%	1.5% - 2.4%	2.1% - 2.8%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	53% - 76%	40% - 48%	42% - 53%
Dividend yield	—	—	—
Weighted-average estimated fair value	$8.04	$6.17	$9.13

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

The components of the loss before income taxes were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Income (loss) before provision for income taxes:
Cayman Islands	$37,567	$11,779	$14,838
United States	(46,500)	(99,225)	(69,695)
Ireland	(277,105)	(154,217)	(171,134)
United Kingdom	(499)	(14)	(94)
Total	$(286,537)	$(241,677)	$(226,085)

The components of provision for income tax benefit (expense) were as follows:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Provision for income tax benefit (expense):
Current:
Cayman Islands	$—	$—	$—
United States	8,545	5,210	10,563
Ireland	(13)	—	—
United Kingdom	(12)	12	(2)
Subtotal	8,520	5,222	10,561
Deferred	—	—	—
Total	$8,520	$5,222	$10,561
Effective tax rate	2.97%	2.16%	4.67%

The provision for income tax benefit (expense) was $8.5 million, $5.2 million and $10.6 million for the year ended December 31, 2020, 2019 and 2018 respectively.

The 2020 net income tax benefit was primarily attributed to a reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and their related interest accruals. The 2019 net income tax benefit was primarily due to the reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and current year US research and development credits.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2020, there were no undistributed earnings.

As a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The differences between the Irish statutory income tax rate and the Company’s effective tax rates were as follows:

	Year Ended December 31,
	2020	2019	2018
Provision at statutory income tax rate	25.00%	25.00%	25.00%
Foreign rate differential	(11.49)	(6.96)	(7.51)
Share-based compensation	0.75	(1.17)	0.28
Non-deductible executive compensation	(0.63)	(0.51)	(0.72)
Uncertain tax positions	(1.26)	(0.63)	(4.00)
Research and development tax credit carryforwards	1.83	2.50	1.79
Foreign exchange loss	—	—	8.52
Intangible asset	10.01	—	—
Change in valuation allowance	(20.56)	(14.90)	(18.82)
Other	(0.68)	(1.17)	0.13
Effective tax rate	2.97%	2.16%	4.67%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$82,821	$58,161
Capital loss carryforwards	19,409	19,409
Research and development tax credit carryforwards	24,075	15,723
Fixed assets and intangibles	310,187	285,341
Share-based compensation	15,087	15,480
Accruals	8,145	8,245
Operating lease liabilities	11,662	11,358
Other	346	7
Subtotal	471,732	413,724
Valuation allowance	(462,711)	(403,836)
Total deferred tax assets	9,021	9,888

Deferred tax liabilities:
Operating lease assets	(8,680)	(9,429)
Prepaid assets	(341)	(459)
Total deferred tax liabilities	(9,021)	(9,888)

Net deferred tax assets (liabilities)	$—	$—

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of December 31, 2020, the Company’s deferred tax assets were offset in full by a valuation allowance.

The valuation allowance as of December 31, 2020 increased from $403.8 million (the valuation allowance as of December 31, 2019) to $462.7 million, primarily as a result of additional tax loss generated in various jurisdictions during the current year and the intercompany transfer of intangible assets eligible for tax amortization. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the deferred tax assets are recoverable. As required, the Company prepares its assessment of the realizability of deferred tax assets on a jurisdiction-by-jurisdiction basis.

As of December 31, 2020, the Company had $209.8 million of US federal net operating loss carryforwards and $21.1 million of federal research and development tax credit carryforwards which expire beginning in 2035. After the enactment of the Tax Cut and Jobs Act (the “Tax Act”) in December 2017, the operating losses generated had an indefinite carryforward life, but was limited to 80% of taxable income when utilized. As of December 31, 2020, this amount was $164.9 million. The Company had state net operating loss carryforwards of $70.9 million which generally begin to expire in 2034 and state research and development credit carryforwards of $21.2 million to be carried forward indefinitely.

The Company also had Irish net operating loss carryforwards of $565.8 million with no expiration date and capital loss carryforwards of $58.8 million to be carried forward indefinitely.

Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount of tax expense related to interest or penalties was immaterial for the year ended December 31, 2020 and 2019.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2018	$52,404
Gross decrease in tax positions for prior years	(2,010)
Gross increase in tax positions for current year	8,369
Unrecognized tax benefits as of December 31, 2019	58,763
Gross decrease in tax positions for prior years	(8,059)
Gross increase in tax positions for current year	12,743
Unrecognized tax benefits as of December 31, 2020	$63,447

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

The total unrecognized tax benefits of $63.4 million and $58.8 million, as of December 31, 2020 and December 31, 2019, respectively, may reduce the effective tax rate in the period of recognition. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2018 may still be adjusted upon examination by tax authorities since the attributes are not yet utilized. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months. The Company currently has a full valuation allowance against its deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future.

The Company is subject to taxation in Ireland, the US, and various other jurisdictions. The tax years 2017 and forward remain open to examination in Ireland, tax years 2018 and forward remain open to examination in the US, and the tax years 2015 and forward remain open to examination in other jurisdictions.

The Company is currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. The Company believes that an adequate provision has been made for any material adjustments that may result from the tax examination. The Company concluded its IRS examination for the tax year ended December 31, 2017 in December 2020 with no adjustments required.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that features significant tax provision and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, was signed into law. Tax relief measures for businesses include a five-year net operating loss carryback (including a related technical correction to the 2017 Tax Reform Act), a change in Section 163(j) interest deduction limitations, accelerated alternative minimum tax refunds, payroll tax relief, a temporary suspension of certain aviation excise taxes, a tax credit for employers who retain employees, and a ‘qualified improvement property’ technical correction to the 2017 Tax Reform Act. The Company has considered the corporate income tax provisions of the CARES Act and related initial guidance as part of its income tax expense and concluded that these provisions did not have a material impact on the Company’s 2020 income tax expense.

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

13. Commitments and Contingencies

Performance-Contingent Awards

In 2016, the Compensation Committee granted long-term retention RSAs and RSUs to members of senior management and incentive cash bonus awards to certain employees. The vesting and payout of such awards is dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 31, 2020. These goals are strategically important for the Company, and it believes the goals, if achieved, should increase shareholder value. The awards have dual triggers of vesting based upon the achievement of these goals and continued employment.

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

The performance conditions associated with the first tranche of the cash bonus awards were completed in the second quarter of 2018, and the Company recognized $3.5 million of cash bonus expense for the year ended December 31, 2018 associated with the first tranche of these awards.

The performance conditions associated with the second tranche of these awards were completed in the first quarter of 2019 and the expense associated with this second tranche was fully recognized in the first quarter of 2020. For year ended December 31, 2020, 2019 and 2018, the Company recognized $0.5 million, $2.4 million and $1.9 million, respectively, of cash bonus expense related to the second tranche of these awards.

In the fourth quarter of 2019, the Company determined that the remaining third tranche was probable of vesting, and in the first quarter of 2020, the performance conditions associated with the third tranche were completed. As a result, the Company recognized $2.8 million and $11.8 million in cash bonus expense related to these awards for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the maximum remaining cash bonus expense associated with the third tranche was $0.4 million (allocated as $0.3 million for research and development expense and $0.1 million for selling, general and administrative expense) and will be amortized through the first quarter of 2021.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2020 and 2019.

14. Public Offering of Ordinary Shares

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

15. Reduction in Workforce

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

As a result of the reduction in workforce, the Company recognized and paid severance related charges totaling $3.5 million for the year ended December 31, 2019, including compensation expense made to affected employees through any minimum statutory notice periods. The severance related charges are presented on the consolidated statements of operations within research and development expenses and selling, general and administrative expenses.

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2020 and 2019. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020
Total revenue	$19,862	$15,008	$18,257	$18,730
Costs and expenses	92,338	87,184	94,872	95,220
Loss from operations	(72,476)	(72,176)	(76,615)	(76,490)
Net loss	(83,053)	(62,887)	(73,643)	(58,434)
Basic and diluted net loss per share	$(1.40)	$(1.00)	$(1.16)	$(0.92)
2019
Total revenue	$5,338	$26,150	$12,427	$29,499
Costs and expenses	79,004	68,626	77,628	100,071
Loss from operations	(73,666)	(42,476)	(65,201)	(70,572)
Net loss	(72,580)	(39,838)	(58,431)	(65,606)
Basic and diluted net loss per share	$(1.32)	$(0.72)	$(1.05)	$(1.17)

Share of Total YUPELRI Net Sales (1)
	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020	$12,880	$10,589	$12,960	$13,550
2019	$1	$3,184	$5,763	$10,352

(1)	The Company co-promotes YUPELRI in the US under a profit and loss sharing arrangement with Viatris (65% to Viatris; 35% to Theravance Biopharma). The amounts represent the Company’s implied 35% share of the total net sales of YUPELRI that were recognized within Viatris’ financial statements for the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2020 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Theravance Biopharma, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Theravance Biopharma, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

February 26, 2021

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

		8-K	November 16, 2018
3.1	Amended and Restated Memorandum and Articles of Association	10-12B	April 30, 2014
4.1	Specimen Share Certificate	10-12B	April 30, 2014
4.2	Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014
4.3	First Amendment of Registration Rights Agreement, dated February 10, 2020 by and between Theravance Biopharma, Inc. and Glaxo Group Limited	10-Q	March 31, 2020
4.4	Shelf Rights Plan Resolution	DEF 14A	March 21, 2018
4.5	Sales Agreement between Theravance Biopharma, Inc. and Cowen and Company, LLC dated December 3, 2019	S-3	December 3, 2019
4.6	Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.7	First Supplemental Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.8	Form of 3.25% Convertible Senior Note due 2023 (included in Exhibit 4.6)	8-K	November 2, 2016
4.9

Indenture, dated as of February 28, 2020, by and among Triple Royalty Sub II LLC, as issuer, U.S. Bank National Association, as initial trustee, transfer agent, paying agent, registrar and calculation agent and, solely with respect to Section 2.11(o) and Section 2.11(p) Theravance Biopharma, Inc.

		8-K	March 04, 2020
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	December 31, 2019
4.11	Registration Rights Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020.	8-K	June 25, 2020
4.12	Waiver and Assignment of Registration Rights and Voting Agreement among GSK Finance (No.3) plc, Glaxo Group Limited and Theravance Biopharma, Inc. dated as of June 22, 2020.	8-K	June 25, 2020
10.1	Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.2	Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.3	Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
10.4+	2013 Equity Incentive Plan	S-8	August 18, 2014
10.5+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.6+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.7+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.8+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.9+	Forms of Equity Award Amendment	10-12B	May 7, 2014
10.10+	Form of TFIO Cash Award Amendment	10-12B	May 7, 2014
10.11+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.12+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016
10.13+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.14+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.15+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016
10.16+	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.17+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.18+	Change in Control Severance Plan	10-12B	April 8, 2014
10.19+	Cash Bonus Program	10-12B	November 22, 2013
10.20+	Form of Indemnity Agreement	10-12B	April 30, 2014
10.21	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.22	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.23	Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.24	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.25	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.26	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.27	Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014	8-K	June 3, 2014
10.28*	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Innoviva, Inc. and Hospira Worldwide, Inc.	10-12B	May 7, 2014
10.29*	First Amendment to the Technology Transfer and Supply Agreement by and between Innoviva, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	10-Q	November 9, 2016
10.30*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	10-Q	November 9, 2016
10.31*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	10-Q	November 9, 2016
10.32*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	10-Q	November 9, 2016
10.33	Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	10-Q	August 9, 2016
10.34	License Agreement with Janssen Pharmaceutica, dated as of May 14, 2002	10-Q	August 14, 2014
10.35	Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002 (1)
10.36	Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004 (2)
10.37	Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011 (3)

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.38	Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.39	Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.40	Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (4)
10.41	Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.42+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014
10.43+	Offer Letter with Frank Pasqualone May 12, 2014	10-Q	August 14, 2014
10.44+	Offer Letter with Brett K. Haumann dated May 12, 2014	10-Q	August 14, 2014
10.46+	Offer Letter with Brad Shafer dated August 20, 2014	10-Q	November 12, 2014
10.48+	Offer Letter with Ken Pitzer September 15, 2014	10-Q	May 10, 2016
10.49+	Offer Letter with Phil Worboys September 9, 2014	10-Q	May 10, 2016
10.50+	Offer Letter with Richard Graham, Ph.D. dated August 12, 2015	10-Q	September 30, 2020
10.51**	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015
10.52*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	10-Q	August 9, 2016
10.53	Form of Note Purchase Agreement, dated February 21, 2020 by and among Theravance Biopharma R&D, Inc., Triple Royalty Sub II LLC, and the Purchasers	10-K	December 31, 2019
10.54	Sale and Contribution Agreement, dated as of February 28, 2020, among Theravance Biopharma R&D, Inc., as the transferor, Triple Royalty Sub II LLC, as the transferee, and Theravance Biopharma, Inc.	8-K	March 04, 2020
10.55	Pledge and Security Agreement, dated as of February 28, 2020, between Theravance Biopharma R&D, Inc., as the equity holder, and U.S. Bank National Association, as the trustee	8-K	March 04, 2020
10.56	Servicing Agreement, dated as of February 28, 2020, between Triple Royalty Sub II LLC and Theravance Biopharma US, Inc.	8-K	March 04, 2020
10.57

Account Control Agreement, dated as of February 28, 2020, among Triple Royalty Sub II LLC, as the grantor, Theravance Biopharma US, Inc., as the servicer, U.S. Bank National Association, as the secured party, and U.S. Bank National Association, as the financial institution

		8-K	March 04, 2020
10.58	Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020, by Theravance Biopharma R&D, Inc., as the initial sole equity member	8-K	March 04, 2020
10.59	Annex A - Rules of Construction and Defined Terms of the Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020	8-K	March 04, 2020
10.60**	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Janssen Biotech, Inc. dated as of February 5, 2018
10.61+	Memorandum to Brett K. Haumann regarding Transfer to Transfer to Theravance Biopharma UK Limited, executed April 1, 2020	10-Q	March 31, 2020
10.62	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.63	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.64	Agreement and General Release between Theravance Biopharma US, Inc. and Shehnaaz Suliman, dated March 1, 2019	10-Q	May 10, 2019
10.65	Offer Letter with Andrew Hindman dated May 30, 2019	10-Q	August 5, 2019

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.66*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	10-Q	August 5, 2019
10.67**	License Agreement by and between Theravance Biopharma Ireland Limited and Pfizer Inc. dated December 21, 2019	10-K	December 31, 2019
10.68+	Service Agreement by and between Brett K. Haumann and Theravance Biopharma UK Limited, dated April 1, 2020	10-Q	March 31, 2020
10.69	Cooperation Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020	8-K	June 25, 2020
21.1	Subsidiaries of Theravance Biopharma, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholders’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
*	Portions of this exhibit have been omitted and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
**	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
(1)	Incorporated by reference to an exhibit filed with the quarterly report on Form 10-Q of Innoviva, Inc., filed with the Securities and Exchange Commission on August 7, 2014.
(2)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on March 3, 2014.
(3)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on February 27, 2012.

(4) Incorporated by reference to an exhibit filed with the current report on Form 8-K/A of Innoviva, Inc., filed with the Commission on March 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE BIOPHARMA, INC.
Date: February 26, 2021	By:	/s/ Rick E Winningham
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

Signature	Title	Date

/s/ Rick E Winningham Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2021

/s/ Andrew Hindman Andrew Hindman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
/s/ Laurie Smaldone Alsup, M.D. Laurie Smaldone Alsup, M.D.	Director	February 26, 2021

/s/ Eran Broshy Eran Broshy	Director	February 26, 2021

/s/ Robert V. Gunderson, Jr. Robert V. Gunderson, Jr.	Director	February 26, 2021

/s/ Donal O’Connor Donal O’Connor	Director	February 26, 2021

/s/ Burton G. Malkiel, Ph.D. Burton G. Malkiel, Ph.D.	Director	February 26, 2021

Signature	Title	Date
/s/ Dean J. Mitchell Dean J. Mitchell	Director	February 26, 2021

/s/ Susan M. Molineaux, Ph.D. Susan M. Molineaux, Ph.D.	Director	February 26, 2021

/s/ Deepika R. Pakianathan, Ph.D. Deepika R. Pakianathan, Ph.D.	Director	February 26, 2021

/s/ George M. Whitesides, Ph.D. George M. Whitesides, Ph.D.	Director	February 26, 2021

/s/ William D. Young William D. Young	Director	February 26, 2021