Form 10-Q
period 2021-03-31
Theravance Biopharma, Inc.
filed 2021-05-06
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the number of the registrant’s outstanding ordinary shares was 65,279,087.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$114,011	$81,467
Short-term marketable securities	95,957	211,474
Receivables from collaborative arrangements	11,915	15,868
Amounts due from TRC, LLC	42,359	53,799
Prepaid clinical and development services	18,792	20,374
Other prepaid and current assets	10,037	10,359
Total current assets	293,071	393,341
Property and equipment, net	16,944	16,422
Operating lease assets	42,517	43,260
Equity in net assets of TRC, LLC	19,439	12,750
Restricted cash	833	833
Other assets	2,304	2,451
Total assets	$375,108	$469,057

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$6,834	$6,775
Accrued personnel-related expenses	15,624	35,238
Accrued clinical and development expenses	30,903	28,799
Accrued general and administrative expenses	4,954	6,048
Accrued interest payable	5,804	3,974
Current portion of non-recourse notes due 2035, net	11,659	19,334
Operating lease liabilities	1,220	9,867
Deferred revenue	7,661	11,523
Other accrued liabilities	1,833	2,013
Total current liabilities	86,492	123,571
Convertible senior notes due 2023, net	227,230	226,963
Non-recourse notes due 2035, net	375,181	372,873
Long-term operating lease liabilities	57,026	47,220
Long-term deferred revenue	339	348
Other long-term liabilities	2,058	1,833
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 65,218 and 64,328 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,233,060	1,222,818
Accumulated other comprehensive income	17	47
Accumulated deficit	(1,606,296)	(1,526,617)
Total shareholders’ deficit	(373,218)	(303,751)
Total liabilities and shareholders’ deficit	$375,108	$469,057

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Revenue:
Collaboration revenue	$3,872	$6,632
Licensing revenue	—	1,500
Viatris collaboration agreement	10,385	11,730
Total revenue	14,257	19,862

Costs and expenses:
Research and development (1)	67,599	66,013
Selling, general and administrative (1)	30,550	26,325
Total costs and expenses	98,149	92,338

Loss from operations	(83,892)	(72,476)
Income from investment in TRC, LLC	16,547	13,515
Interest expense	(11,873)	(9,941)
Loss on extinguishment of debt	—	(15,464)
Interest and other income (expense), net	(234)	1,460
Loss before income taxes	(79,452)	(82,906)
Provision for income tax expense	(227)	(147)
Net loss	$(79,679)	$(83,053)

Net unrealized gain (loss) on available-for-sale investments	(30)	367
Total comprehensive loss	$(79,709)	$(82,686)

Net loss per share:
Basic and diluted net loss per share	$(1.24)	$(1.40)
Shares used to compute basic and diluted net loss per share	64,493	59,463
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Research and development	$7,921	$7,865
Selling, general and administrative	7,911	7,411
Total share-based compensation expense	$15,832	$15,276

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Employee share-based compensation expense	—	—	15,832	—	—	15,832
Issuance of restricted shares	1,188	—	—	—	—	—
Option exercises	—	—	3	—	—	3
Repurchase of shares to satisfy tax withholding	(298)	—	(5,593)	—	—	(5,593)
Net unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(79,679)	(79,679)
Balances at March 31, 2021	65,218	$1	$1,233,060	$17	$(1,606,296)	$(373,218)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Employee share-based compensation expense	—	—	15,276	—	—	15,276
Issuance of restricted shares	744	—	—	—	—	—
Option exercises	8	—	203	—	—	203
Repurchase of shares to satisfy tax withholding	(263)	—	(6,804)	—	—	(6,804)
Net unrealized gain on marketable securities	—	—	—	367	—	367
Net loss	—	—	—	—	(83,053)	(83,053)
Balances at March 31, 2020	63,004	$1	$1,173,204	$512	$(1,331,653)	$(157,936)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(79,679)	$(83,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,539	2,424
Amortization and accretion income, net	11	(536)
Share-based compensation	15,832	15,276
Amortization of right-of-use assets	743	457
Undistributed earnings from TRC, LLC	4,751	2,295
Loss on extinguishment of debt	—	15,464
Other	46	9
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	3,953	6,582
Prepaid clinical and development services	1,582	—
Other prepaid and current assets	322	1,592
Other assets	65	(99)
Accounts payable	(1,073)	1,154
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(17,299)	(10,549)
Accrued interest payable	1,830	664
Deferred revenue	(3,871)	(6,632)
Operating lease liabilities	1,159	(293)
Other long-term liabilities	224	144
Net cash used in operating activities	(69,865)	(55,101)

Investing activities
Purchases of property and equipment	(1,767)	(954)
Purchases of marketable securities	(36)	(64,778)
Maturities of marketable securities	115,500	119,203
Proceeds from the sale of marketable securities	—	14,932
Net cash provided by investing activities	113,697	68,403

Financing activities
Proceeds from the sale of ordinary shares, net	—	139,915
Proceeds from issuance of 2035 notes, net	—	380,000
Payment of issuance costs on 2035 notes	—	(5,065)
Principal payment on 2035 notes	(5,698)	—
Payment of redemption premium on 2033 notes	—	(11,470)
Principal payment on 2033 notes	—	(235,347)
Proceeds from option exercises	3	203
Repurchase of shares to satisfy tax withholding	(5,593)	(6,804)
Net cash (used in) provided by financing activities	(11,288)	261,432

Net increase in cash, cash equivalents, and restricted cash	32,544	274,734
Cash, cash equivalents, and restricted cash at beginning of period	82,300	58,897
Cash, cash equivalents, and restricted cash at end of period	$114,844	$333,631

Supplemental disclosure of cash flow information
Cash paid for interest	$14,385	$7,891
Cash paid (received) for income taxes, net	$—	$(9)

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

Basis of Presentation

The Company’s condensed consolidated financial information as of March 31, 2021, and for the three months ended March 31, 2021 and 2020 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2020 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

Other than the recently adopted accounting pronouncement below, there have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit tax benefit recognized in interim periods in cases when the year-to-date losses exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 became effective for annual reporting periods and interim periods within those years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

	Three Months Ended March 31,
(In thousands, except per share data)	2021	2020
Numerator:
Net loss	$(79,679)	$(83,053)
Denominator:
Weighted-average ordinary shares outstanding	64,723	60,076
Less: weighted-average ordinary shares subject to forfeiture	(230)	(613)
Weighted-average ordinary shares used to compute basic and diluted net loss per share	64,493	59,463
Basic and diluted net loss per share	$(1.24)	$(1.40)

For the three months ended March 31, 2021 and 2020, diluted and basic net loss per share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended March 31,
(In thousands)	2021	2020
Share issuances under equity incentive plans and ESPP	8,483	6,035
Share issuances upon the conversion of convertible senior notes	6,676	6,676
Total	15,159	12,711

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020
Janssen	$3,862	$6,622
Other	10	10
Total collaboration revenue	$3,872	$6,632

All of the recognized revenues from the Company’s collaborative arrangements presented above were included in deferred revenue at the beginning of the respective periods.

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

For the three months ended March 31, 2021, the Company recognized $3.9 million as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $7.6 million, related to the $100.0 million upfront payment, was recorded in deferred revenue on the condensed consolidated balance sheets and will be recognized as collaboration revenue as the research and development services are delivered over the Phase 2 development period which is currently expected to continue through the late fourth quarter of 2021 or early first quarter of 2022. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). Consequently, delays in trial activity and/or changes to the total budget will impact the timing and amount of revenue recognized in any given reporting period. For the three months ended March 31, 2021 and 2020, the Company incurred $7.5 million and $10.2 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

As of March 31, 2021, the Company is eligible to receive from Viatris potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

The Viatris Agreement is considered to be within the scope of ASC 808 and partially within the scope of ASC 606, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin in exchange for $15.0 million received in 2015, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018, thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price. The Company determined the license to develop and commercialize revefenacin to be a unit of account and a separate performance obligation for which Viatris is a customer with the $15.0 million for the delivery of the license as the transaction price.

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

The Company is also entitled to a share of US profits and losses (65% to Viatris; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI, and the Company is entitled to low double-digit tiered royalties on ex-US net sales. Viatris is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its condensed consolidated financial statements.

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2021	2020
Viatris collaboration agreement - Amounts receivable from Viatris	$10,385	$11,730

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three months ended March 31, 2021 and 2020 of $12.9 million for each year, before deducting shared expenses.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2021	2020
Janssen	$1,332	$1,207
Viatris	94	1,271
Total reduction to R&D expense, net	$1,426	$2,478

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

For the three months ended March 31, 2020, the Company earned a $1.5 million development milestone payment for the acceptance of a clinical trial application associated with the use of YUPELRI monotherapy in China and adjacent territories.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2021	2020
Cash and cash equivalents	$114,011	$332,798
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$114,844	$333,631

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The Company also maintained restricted cash for debt servicing of its 9.5% non-recourse 2035 notes. See “Note 6. Debt” for further information regarding the 9.5% non-recourse 2035 notes. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

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

Available-for-sale securities are summarized below:

		March 31, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$35,033	$16	$—	$35,049
US government agency securities	Level 2	19,999	1	—	20,000
Corporate notes	Level 2	5,013	—	(1)	5,012
Commercial paper	Level 2	35,893	3	—	35,896
Marketable securities		95,938	20	(1)	95,957
Money market funds	Level 1	61,314	—	—	61,314
Total		$157,252	$20	$(1)	$157,271

		December 31, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$75,036	$34	$—	$75,070
US government agency securities	Level 2	74,971	18	—	74,989
Corporate notes	Level 2	5,046	—	(1)	5,045
Commercial paper	Level 2	56,374	1	(5)	56,370
Marketable securities		211,427	53	(6)	211,474
Money market funds	Level 1	—	—	—	—
Total		$211,427	$53	$(6)	$211,474

As of March 31, 2021, all of the Company’s available-for-sale securities had contractual maturities within 6 months and the weighted-average maturity of marketable securities was approximately 1 month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three months ended March 31, 2021.

Available-for-sale debt securities with unrealized losses are summarized below:

	March 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,012	$(1)	$—	$—	$5,012	$(1)
Total	$5,012	$(1)	$—	$—	$5,012	$(1)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,045	$(1)	$—	$—	$5,045	$(1)
Commercial paper	39,375	(5)	—	—	39,375	(5)
Total	$44,420	$(6)	$—	$—	$44,420	$(6)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of March 31, 2021.

As of March 31, 2021, the Company’s accumulated other comprehensive income on its condensed consolidated balance sheets consisted of net unrealized gains or losses on available-for-sale investments. For the three months ended March 31, 2021, the Company did not sell any marketable securities, and for the three months ended March 31, 2020, the Company sold marketable securities for total proceeds of $14.9 million and recognized a minimal net realized gain from the sales based on the specific identification method.

6. Debt

Debt consisted of the following liability components:

March 31,
(In thousands)	2021
9.5% Non-Recourse 2035 Notes:
Principal amount	$412,574
Less: 5% retained by the Company	(20,629)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(3,613)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,492)
3.25% Convertible 2023 Notes:
Principal amount	230,000
Unamortized debt issuance costs	(2,770)
Total debt	$614,070

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

The source of principal and interest payments for the Non-Recourse 2035 Notes are the future royalty payments generated from the TRELEGY program, and as a result, the holders of the Non-Recourse 2035 Notes have no recourse against the Company even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter are less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. While the holders of the Non-Recourse 2035 Notes have no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II. During the three months ended March 31, 2021, the net principal amount of the Non-Recourse 2035 Notes decreased by $5.7 million which represented royalties received in excess of the interest payable through the respective payment date.

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

The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of March 31, 2021, that are expected to be used to make a principal repayment on the Non-Recourse 2035 Notes within the next 12 months.

As of March 31, 2021, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $391.9 million and $393.9 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company had $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of March 31, 2021 with an estimated fair value of $239.2 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of March 31, 2021. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting.

For the three months ended March 31, 2021 and 2020, the Company recognized net royalty income of $16.5 million and $13.5 million, respectively, in the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $2.8 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. The share of TRC expenses for the three months ended March 31, 2021 was primarily comprised of TRC legal and related fees associated with the most recent arbitration between Innoviva, as the manager of TRC, and TRC and the Company (see below for more information regarding the arbitration). For the three months ended March 31, 2021, the Company also recognized $0.6 million in net unrealized gains associated with the estimated fair market value of certain equity investments made by TRC.

As of March 31, 2021, the amounts due from TRC were $42.4 million and have been recorded as a current asset in the condensed consolidated balance sheets within “Amounts due from TRC, LLC”. In April 2021, the Company received a $20.2 million payment from Innoviva related to the receivable balance as of March 31, 2021.

TRC’s summarized income statement information is presented below:

	Three Months Ended March 31,
(In thousands)	2021	2020
Royalty revenue and gross profit	$22,084	$16,135
Income from continuing operations	18,803	15,864
Net income	$18,320	$15,900

On June 10, 2020, the Company disclosed in a Form 8-K that it had formally objected to TRC and Innoviva, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to the Company under the terms of the TRC LLC Agreement. In this regard, the Company initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to the Company in a manner that it believes is consistent with the TRC LLC Agreement and its 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments taking place over the following few weeks. On March 30, 2021, the arbitrator ruled that, at its current levels of investment, Innoviva and TRC had not breached the TRC LLC Agreement. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva is entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) the Company is entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against it in the Delaware Court of Chancery. The arbitrator noted in the ruling that although the Company failed to show that Innoviva’s investment activities, at the current levels of investment, have or will have a material and adverse effect on its economic interest in TRC, this does not mean that any future investments or actions will not require the Company’s consent. The arbitrator noted in the ruling that the Company may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on the Company’s economic interest in TRC.

8. Share-Based Compensation

The Company periodically grants performance-contingent share-based awards to employees. For the three months ended March 31, 2021 and 2020, the Company recognized $0.5 million and $1.2 million, respectively, of share-based compensation expense related to these types of awards. As of March 31, 2021, the maximum remaining share-based compensation expense related to outstanding performance-contingent awards was $0.7 million which had performance expiration dates through June 2022.

9. Income Taxes

The income tax expense was $0.2 million for the three months ended March 31, 2021. The expense was primarily attributed to recording contingent liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of March 31, 2021, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

The US continues to enact legislation in response to the COVID-19 pandemic, including the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021. The Company has considered the corporate income tax provisions included in these two acts and believes that they do not have a material impact on the Company’s provision for income tax expense for the three months ended March 31, 2021.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of COVID-19, including new variants of COVID-19, to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs (including but not limited to our later stage clinical programs for izencitinib and ampreloxetine), and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, vaccination levels, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to contain and treat the disease, including vaccine availability, distribution, acceptance and effectiveness. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

Management Overview

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

Impact of COVID-19 Pandemic

The effects of the COVID-19 pandemic and the related actions by governments, companies, and individuals around the world in an attempt to contain the spread of the virus (including new variants of COVID-19) continue to present a substantial public health and economic challenge and are affecting our employees, patients, communities, clinical trial sites, suppliers, business partners and business operations. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including revenue, expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, ongoing spread of the disease across the US and the globe, and the actions taken to contain or treat the disease, including vaccine availability, distribution, acceptance and effectiveness.

YUPELRI (revefenacin) Inhalation Solution

We and our collaboration partner, Viatris Inc. (“Viatris”), continue to supply YUPELRI to our patients and currently do not anticipate any interruptions in supply. The manufacture of YUPELRI continues at or near normal levels.

In mid-March 2020, we suspended sales and field-based medical science liaison (“MSL”) in-person calls to accounts in response to the COVID-19 pandemic. Additionally, in 2020, we changed our promotional focus and efforts to a hybrid selling model with increased digital, and non-personal promotional investments. In early August 2020, limited face-to-face in person interactions began on a phased basis in some parts of the country, where we assessed it was safe for our employees, hospital care professionals (“HCPs”), and patients to do so. While overall market challenges remain due to the ongoing COVID-19 pandemic, YUPELRI increased its market share and it was profitable on a stand-alone brand basis for the first time beginning in the second half of 2020.

We continue to monitor the impact of the ongoing COVID-19 pandemic on demand for YUPELRI, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on YUPELRI.

At this time, we are unable to predict with certainty the ultimate disruptive impact of the ongoing COVID-19 pandemic on both YUPELRI and the rest of our business, but it is possible the pandemic may continue to put downward pressure on our sales to the extent that it continues to depress in-person customer interactions.

Clinical Trial Activity

As a result of the COVID-19 pandemic, the timelines for late-stage clinical trials were adversely impacted. We have worked closely with regulators, sites, clinical research organizations and data safety monitoring boards to work through the challenges imposed by the pandemic. Given the significant strains on the healthcare system across the globe, we made the decision in mid-March 2020 to temporarily suspend the screening of new patients for our clinical trials of izencitinib, a gut-selective oral Janus kinase (“JAK”) inhibitor in development for inflammatory intestinal disease in Crohn’s and ulcerative colitis, and ampreloxetine, a norepinephrine reuptake inhibitor under evaluation for the treatment of symptomatic neurogenic orthostatic hypotension (“nOH”), which are further discussed below.

Screening of new patients resumed in mid-April 2020 in a controlled and measured fashion as individual sites confirmed their ability to support the study requirements, and new patients were able to be assessed for their eligibility to participate in the izencitinib and ampreloxetine studies. Study sites and necessary supporting medical infrastructure for our studies, such as endoscopy suites for our study of izencitinib in ulcerative colitis, have been gradually available for participation in and support of our trials through the past twelve months, increasing as cases dip and deceasing as cases surge. In recognition of the increasing range of barriers presented by the ongoing pandemic to the ability of nOH patients to travel to sites and access medicines, we worked with the FDA to decentralize the Phase 3 studies for the ampreloxetine program. The decentralized approach is now active across the ampreloxetine Phase 3 program globally in an effort to overcome the challenges patients face regarding travel, healthcare access and participation in clinical trials. We currently expect Phase 3 results for ampreloxetine for symptomatic nOH and Phase 2b results for izencitinib in ulcerative colitis in the third quarter of 2021 and Phase 2 results for izencitinib in Crohn’s disease in the late fourth quarter of 2021 or the early first quarter of 2022.

During the second quarter of 2020, we progressed our preclinical candidate nezulcitinib (formerly known as TD-0903) into the clinic at an accelerated pace in response to the COVID-19 pandemic. We designed nezulcitinib to be a lung-selective nebulized JAK inhibitor with the intent of addressing lung hyperinflammation in both the acute and chronic setting. In June 2020, we completed Phase 1 and entered a two-part Phase 2 study in the United Kingdom (“UK”) to explore the potential of nezulcitinib to treat hospitalized patients with Acute Lung Injury caused by COVID-19 and prevent progression to Acute Respiratory Distress Syndrome and the need for assisted ventilation. To expedite enrollment, we opened additional sites in other regions including Europe, US, and South America. We have completed Part 1 (dose finding) and Part 2 of a Phase 2 randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose (3 mg) of nezulcitinib (selected based on the data from Part 1) as compared with placebo in 200 hospitalized patients with confirmed symptomatic COVID-19 who require supplemental oxygen. We expect to report results from the Phase 2, Part 2 study in the second quarter of 2021.

Business Operations

We continue to monitor the ongoing COVID-19 pandemic and have taken steps to identify and attempt to mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The threat of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees, with the exception of key operations and lab personnel, since early March 2020. We have restricted non-essential business travel, and we expect to continue to implement measures as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial sites and participants, the patients we serve, and other stakeholders in light of COVID-19.

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Viatris formally launched our sales and marketing efforts in early 2019. As described above and in Item 1A. Risk Factor entitled “We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations,” although YUPELRI net sales growth continued in 2020 compared to 2019, the trajectory was impacted by COVID-19, and we have observed increased volatility in YUPELRI sales. However, YUPELRI was profitable on a brand basis for the first time beginning in the second half of 2020. In addition, we are tracking several key performance metrics to gauge success in building market acceptance, including formulary success and market access.

Viatris Collaboration

In January 2015, we and Viatris established a strategic collaboration for the development and commercialization of revefenacin. Partnering with a leader in nebulized respiratory therapies enables us to expand the breadth of our revefenacin development program and extend our commercial reach beyond the acute care setting. Viatris funded the Phase 3 development program of YUPELRI, enabling us to advance other high value pipeline assets alongside YUPELRI.

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

Under the Viatris Agreement, as of March 31, 2021, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

Lung-selective, Nebulized Pan-Janus Kinase (JAK) Inhibitor (Nezulcitinib)

Nezulcitinib (formerly known as TD-0903) is a lung-selective, nebulized JAK inhibitor, in clinical development for the potential treatment of hospitalized patients with Acute Lung Injury (“ALI”) caused by COVID-19. We discovered nezulcitinib, and it has been shown in experimental murine models to have potent, broad inhibition of JAK-STAT signaling in the airways following challenges with multiple cytokines. Preclinical studies suggest that nezulcitinib has a very high lung to plasma ratio and rapid metabolic clearance resulting in low systemic exposure, compatible with its lung selectivity. Nezulcitinib is administered via nebulized inhalation solution, which further enhances its lung selectivity. Preclinical pharmacodynamic studies indicate that nezulcitinib has an extended duration of action that should enable once daily dosing in humans.

We believe nezulcitinib has the potential to inhibit the cytokine storm associated with ALI and prevent progression to Acute Respiratory Distress Syndrome (“ARDS”). The first healthy volunteer was dosed in a Phase 1 study of nezulcitinib in April 2020, and in June 2020, we completed Phase 1 and entered a two-part Phase 2 study. Phase 2 is designed to evaluate the efficacy, safety, and tolerability of nezulcitinib in subjects with confirmed symptomatic COVID-19 hospitalized for symptomatic respiratory insufficiency. This study will also evaluate the PK of nezulcitinib in these subjects. To expedite enrollment, we opened additional sites in other regions including Europe, the US, and South America.

We completed Phase 2, Part 1 a small sub-study of 25 patients intended to assess safety, PK and exploratory clinical measures of three doses of nezulcitinib versus placebo. Data showed that inhaled administration of nebulized nezulcitinib, once daily over seven days, was generally well-tolerated and showed a numerical trend towards improved clinical status, reduced hospital stay and fewer deaths compared to placebo during a 28-day observation period. Nezulcitinib also demonstrated evidence of improvements in several relevant inflammatory biomarkers and low systemic exposure at all doses. This demonstrates the lung-selective design features of the molecule.

Phase 2 Part 2 is a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose (3 mg) of nezulcitinib (selected based on the data from Part 1) as compared with placebo in 200 patients. We expect to report results from Part 2 of the Phase 2 study in the second quarter of 2021.

Ampreloxetine (TD-9855)

Ampreloxetine is an investigational, once-daily norepinephrine reuptake inhibitor (“NRI”) being developed for the treatment of patients with symptomatic neurogenic orthostatic hypotension (“nOH”). nOH is caused by primary autonomic failure conditions, including multiple system atrophy, Parkinson’s disease and pure autonomic failure. The compound has high affinity for binding to norepinephrine transporters. By blocking the action of these transporters, ampreloxetine causes an increase in extracellular concentrations of norepinephrine. Ampreloxetine is wholly owned by Theravance Biopharma.

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. The Phase 3 program includes two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA) is a four-week, randomized double-blind, placebo-controlled study designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second pivotal study (REDWOOD) is a four-month open label study followed by a six-week randomized withdrawal phase to evaluate the durability of patient response of ampreloxetine. We announced the initiation of patient dosing in each Phase 3 pivotal study in early 2019. The third, non-pivotal study (OAK), allows patients who completed REDWOOD to have continued access to ampreloxetine for up to three and half years and enables the Company to collect safety and tolerability data throughout treatment. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. In recognition of the increasing range of barriers presented by the ongoing pandemic to the ability of patients to travel to sites and access medicines, we worked with global health authorities to decentralize the Phase 3 studies in the ampreloxetine program. The decentralized approach is now active across the ampreloxetine Phase 3 program globally in an effort to overcome the challenges patients face regarding travel, healthcare access and participation in clinical trials. We expect to report results from the SEQUOIA study in the third quarter of 2021.

Gut-selective Pan-JAK Inhibitor Program (Izencitinib)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis, and ulcerative colitis and have demonstrated therapeutic benefit for patients with Crohn’s disease. However, these products are known to have side effects based on their systemic exposure. With izencitinib, our goal is to develop an orally administered, gut-selective pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure. We believe izencitinib could be a potential treatment for a range of inflammatory intestinal diseases, and it is currently in development for the treatment of ulcerative colitis and Crohn’s disease.

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

The Phase 2b/3 (RHEA) study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019. As described above and in Item 1A. Risk Factors, the COVID-19 pandemic has impacted the timeline for our clinical trials. In addition, we have experienced recruitment challenges in the Phase 2 Crohn’s disease study. We expect to report results from the Phase 2b portion of the ulcerative colitis study in the third quarter of 2021 and from the Phase 2 Crohn’s disease study in the late fourth quarter of 2021 or the early first quarter of 2022.

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

Janssen Biotech Collaboration

In February 2018, we announced a global co-development and commercialization agreement with Janssen for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. Under the terms of the agreement, we received an upfront payment of $100.0 million and will be eligible to receive up to an additional $900.0 million in potential payments, inclusive of a potential opt-in payment following completion of the Phase 2 Crohn’s disease study and the Phase 2b induction portion of the ulcerative colitis study. At that time, Janssen can elect to obtain an exclusive license to develop and commercialize izencitinib and certain related compounds by paying us a fee of $200.0 million. Upon such election, we and Janssen will jointly develop and commercialize izencitinib in inflammatory intestinal diseases, and we and Janssen will share profits and losses in the US and expenses related to a potential Phase 3 program (67% to Janssen; 33% to Theravance Biopharma). In addition, we would receive royalties on ex-US sales at double-digit tiered percentage royalty rates.

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

After completing additional analysis on TD-8236 gene signature and biomarker data from the Phase 1C study, we found that the data are consistent with target engagement in the lung. However, based on our current understanding of TD-8236, we have decided to pause the clinical program for this compound in its current form and apply our learnings to refining and expanding molecules in our portfolio of inhaled JAK inhibitors. The robust body of scientific evidence from TD-8236 and nezulcitinib programs provide confidence for us to continue the lung-selective inhaled JAK inhibitor program for asthma. The full data set for TD-8236 will be presented at future scientific meetings.

Economic Interest in GSK-Partnered Respiratory Programs

We hold an 85% economic interest in any future payments that may be made by GSK to Theravance Respiratory Company, LLC (“TRC”) pursuant to its agreements with Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, which Innoviva partnered with GSK and assigned to TRC in connection with Innoviva’s separation of its biopharmaceutical operations into its then wholly-owned subsidiary Theravance Biopharma in June 2014. The GSK-Partnered Respiratory Programs consist primarily of the TRELEGY program, which is described in more detail below. We are entitled to this economic interest through our equity ownership in TRC. Our economic interest does not include any payments associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy.

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

Our equity interest in TRC is the mechanism by which we are entitled to the 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). TRELEGY is currently the only commercial product arising out of the GSK agreements assigned by Innoviva to TRC. Royalty payments from GSK to TRC arising from the net sales of Trelegy are presented in our condensed consolidated statements of operations within “Income from investment in TRC, LLC” and is classified as non-operating income. In June 2020, we also recorded $8.5 million within “Income from investment in TRC, LLC” representing our share of a $10.0 million fee that GSK agreed to pay TRC upon termination of the inhaled Bifunctional Muscarinic Antagonist-Beta2 Agonist (“MABA”) program. Seventy-five percent of the “Income from investment in TRC, LLC,” as evidenced by the Issuer II Class C Units (defined below), is available only for payment of the $400.0 million original aggregate amount of 9.5% fixed rate non-recourse term notes due 2035 (the “Non-Recourse 2035 Notes”) and is not available to pay our other obligations or the claims of our other creditors.

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

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner that we believe is consistent with the TRC LLC Agreement and our 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments taking place over the following few weeks.  On March 30, 2021, the arbitrator ruled that, at its current levels of investment, Innoviva and TRC had not breached the LLC Agreement. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva is entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) we are entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against us in the Delaware Court of Chancery. The arbitrator noted in the ruling that although we failed to show that Innoviva’s investment activities, at the current levels of investment, have or will have a material and adverse effect on our economic interest in TRC, this does not mean that any future investments or actions will not require our consent. The arbitrator noted in the ruling that we may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on our economic interest in TRC. See “Risk Factors—We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information.

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

Research Projects

Our research goal is to design organ-selective medicines that target diseased tissues, without systemic exposure, in order to maximize patient benefit and minimize risk. The intention is to expand the therapeutic index of our potential medicines compared to conventional systemic therapies. Our efforts leverage years of experience in developing lung-selective medicines, such as YUPELRI, to treat respiratory diseases, and have led to the discovery of the gut-selective pan-JAK inhibitor izencitinib and irreversible JAK3 inhibitor TD-5202 for inflammatory intestinal diseases and the lung-selective inhaled JAK inhibitor TD-8236 and nebulized pan JAK inhibitor nezulcitinib in serious respiratory disease. We plan to advance towards the clinic other research projects with various mechanisms of action, each specifically tailored for the organ of interest, as we identify and validate potentially appropriate compounds. Our research is focused in the areas of inflammation and immunology, and our pipeline of internally discovered programs is targeted to address significant patient needs.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities, revenue recognition and clinical trial expenses that are not readily apparent from other sources. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, ongoing spread of the disease across the US and the globe, and the actions taken to contain or treat the disease, including vaccine availability, distribution, acceptance and effectiveness. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Revenue

Revenue, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Collaboration revenue	$3,872	$6,632	$(2,760)	(42)%
Licensing revenue	—	1,500	(1,500)	NM
Viatris collaboration agreement	10,385	11,730	(1,345)	(11)
Total revenue	$14,257	$19,862	$(5,605)	(28)%

NM: Not Meaningful

Collaboration revenue decreased by $2.8 million for the three months ended March 31, 2021 compared to the same period in 2020. Collaboration revenue was primarily comprised of revenue recognized related to the $100.0 million upfront payment received in 2018 pursuant to the Janssen collaboration agreement that was entered into in February 2018. Janssen collaboration revenue is recognized for the research and development services we performed during the period based on a measure of our efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budgeted costs). The $2.8 million decrease in collaboration revenue compared to the prior year period reflects the reduction of costs incurred to satisfy the remaining performance obligation as we progress towards the completion of Phase 2 study enrollment and subsequent expected data read outs in the third quarter of 2021 for ulcerative colitis and in late fourth quarter of 2021 or early first quarter of 2022 for Crohn’s disease.

Licensing revenue decreased by $1.5 million for the three months ended March 31, 2021 compared to the same period in 2020. The $1.5 million recognized in the prior year period represented the achievement of a milestone related to the acceptance of a clinical trial application associated with our Viatris agreement for the commercialization and development rights of nebulized revefenacin in China and the adjacent territories.

We are entitled to a share of US profits and losses (65% to Viatris; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris in connection with the commercialization of YUPELRI, if any, are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of our research and development (“R&D”) expenses is characterized as a reduction of R&D expense, as we do not consider performing research and development services for reimbursement to be a part of our ordinary operations.

For the three months ended March 31, 2021, we recognized $10.4 million in revenue from the Viatris collaboration agreement for YUPELRI which represented the receivables due from Viatris during the period. The $1.3 million decrease compared to the same period in 2020 was primarily due a higher proportion of total shared costs incurred by Viatris relative to us. While Viatris records the total net sales of YUPELRI within its financial statements, Viatris collaboration agreement revenue includes our implied 35% share of net sales of YUPELRI for the three months ended March 31, 2021 of $12.9 million. Our implied 35% share of net sales of YUPELRI for the three months ended March 31, 2020 was also $12.9 million.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable period:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Employee-related	$17,576	$16,202	$1,374	8%
Share-based compensation	7,921	7,865	56	1
External-related	33,532	33,103	429	1
Facilities, depreciation and other allocated expenses	8,570	8,843	(273)	(3)
Total research & development	$67,599	$66,013	$1,586	2%

R&D expenses increased by $1.6 million for the three months ended March 31, 2021 compared to same period in 2020. The increase was primarily attributed to a $1.3 million increase in employee-related expenses. The increase in employee-related expenses was primarily due to increases in compensation-related expenses, such as annual merit increases.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.4 million for three months ended March 31, 2021 and $2.5 million for the three months ended March 31, 2020.

Compared to 2020, we expect our R&D expenses to generally decrease over the remainder of the year due to the completion of the Phase 2 nezulcitinib study in the second quarter of 2021 and the completion of the ampreloxetine and izencitinib ulcerative colitis studies in the third quarter of 2021.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Selling, general and administrative	$30,550	$26,325	$4,225	16%

Selling, general and administrative expenses increased by $4.2 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was primarily attributed to a $2.9 million increase in external-related expenses and a $0.5 million increase in share-based compensation expense. The increase in external-related expenses was primarily due to legal and related fees associated with the arbitration case with Innoviva and TRC. The increase in share-based compensation expense was primarily due to an increase in annual grants of share-based awards to employees.

Share-based compensation expense related to selling, general and administrative expenses was $7.9 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Income from investment in TRC, LLC	$16,547	$13,515	$3,032	22%

The income from investment in TRC, LLC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters).

Income from investment in TRC, LLC increased by $3.0 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase in the income from investment in TRC was attributed to the continued strong performance of TRELEGY with sales growth of 37% in the first quarter of 2021 as compared to the same period last year. The $16.5 million of TRC income for the three months ended March 31, 2021 was recorded net of our share of TRC expenses of $2.8 million for the period. Our share of TRC expenses for the three months ended March 31, 2021 was primarily comprised of TRC’s legal and related expenses associated with the arbitration between Innoviva and TRC and us. Our share of TRC expenses was $0.2 million for the three months ended March 31, 2020.

In connection with the issuance of our $380.0 million net principal amount Non-Recourse 2035 Notes in February 2020, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2035 Notes and is not available to pay other creditor obligations or claims.

See “Risk Factors—We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information regarding our economic interest in TRC, LLC.

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes and the Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Interest expense	$(11,873)	$(9,941)	$(1,932)	19%

Interest expense increased by $1.9 million for the three months ended March 31, 2021 compared to the same period in 2020. The increase was attributed to additional interest expense related to the issuance of the Non-Recourse 2035 Notes in February 2020. As of March 31, 2021, the net principal amount outstanding under the Non-Recourse 2035 Notes was $391.9 million at an interest rate of 9.5% compared to the retired Non-Recourse 2033 Notes which had an original net principal amount of $237.5 million and an interest rate of 9.0%.

Loss on Extinguishment of Debt

Loss on extinguishment of debt as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Loss on extinguishment of debt	$—	$(15,464)	$15,464	NM	%

NM: Not Meaningful

For the three months ended March 31, 2020, the $15.5 million loss on extinguishment of debt was related to the issuance of the Non-Recourse 2035 Notes in February 2020. A portion of the proceeds from the Non-Recourse 2035 Notes were used to repay the outstanding balance of the Non-Recourse 2033 Notes that were issued in November 2018. The $15.5 million loss was comprised of a redemption premium related to the early repayment of the Non-Recourse 2033 Notes and the write-off of the previously deferred debt issuance costs related to the portion of the Non-Recourse 2033 Notes that was considered extinguished.

Interest and Other Income (Expense), net

Interest and other income (expense), net, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Interest and other income (expense), net	$(234)	$1,460	$(1,694)	(116)%

Interest and other income (expense), net, decreased by $1.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease was primarily attributed to higher investment balances in the first quarter of 2020 following the issuance of the Non-Recourse 2035 Notes in February 2020 and a reduction in investment yields since the first quarter of 2020.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2021	2020	$	%
Provision for income tax expense	$(227)	$(147)	$(80)	54%

For the three months ended March 31, 2021, the provision for income tax expense increased slightly by approximately $0.1 million compared to the same period in 2020. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax positions taken with respect to transfer pricing and tax credits. Our provision for income tax expense differs from the expected statutory rate due to the valuation allowance on deferred tax assets.

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public offerings of equity securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of March 31, 2021, we had approximately $210.0 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of March 31, 2021, we had outstanding (i) $230.0 million in principal

Convertible Senior 2023 Notes and (ii) $391.9 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,
(In thousands)	2021	2020	Change
Net cash used in operating activities	$(69,865)	$(55,101)	$(14,764)
Net cash provided by investing activities	113,697	68,403	45,294
Net cash (used in) provided by financing activities	(11,288)	261,432	(272,720)

Cash flows used in operating activities

Net cash used in operating activities was $69.9 million for the three months ended March 31, 2021, consisting primarily of a net loss of $79.7 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $22.9 million and a net decrease in cash resulting from changes in operating assets and liabilities of $13.1 million.

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

Cash flows provided by investing activities

Net cash provided by investing activities was $113.7 million for the three months ended March 31, 2021, consisting of cash inflows from the net purchase and maturities of marketable securities of $115.5 million and partially offset by $1.8 million used for the purchase of property and equipment.

Net cash provided by investing activities was $68.4 million for the three months ended March 31, 2020, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $54.4 million and $14.9 million from the sale of marketable securities.

Cash flows (used in) provided by financing activities

Net cash used in financing activities was $11.3 million for the three months ended March 31, 2021, consisting primarily of $5.7 million in principal payments on the Non-Recourse 2035 Notes and $5.6 million related to the repurchase of shares to satisfy tax withholding obligations.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2021.

Performance-Contingent Awards

We periodically grants performance-contingent awards to our employees. For the three months ended March 31, 2021, the Company recognized $0.9 million of aggregate share-based compensation expense and cash bonus expense related to these types of awards. As of March 31, 2021, the maximum remaining expense related to outstanding performance-contingent awards was $0.7 million which had performance expiration dates through June 2022.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of March 31, 2021, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2021 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner that we believe is consistent with the TRC LLC Agreement and our 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments taking place over the following few weeks. On March 30, 2021, the arbitrator ruled that, at its current levels of investment, Innoviva and TRC had not breached the LLC Agreement. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva is entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) we are entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against us in the Delaware Court of Chancery. The arbitrator noted in the ruling that although we failed to show that Innoviva’s investment activities, at the current levels of investment, have or will have a material and adverse effect on our economic interest in TRC, this does not mean that any future investments or actions will not require our consent. The arbitrator noted in the ruling that we may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on our economic interest in TRC.

ITEM 1A.  RISK FACTORS

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three months ended March 31, 2021 and years ended December 31, 2020 and 2019, we recognized net losses of $79.7 million, $278.0 million and $236.5 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.6 billion as of March 31, 2021. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of izencitinib in ulcerative colitis, we initiated a Phase 2 induction study of izencitinib in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial. While our YUPELRI operations were profitable on a brand basis for the second half of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

Our business has been and will continue to be adversely affected by the recent widespread and contagious outbreak of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”). Global health concerns relating to the COVID-19 pandemic have weighed on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. In addition, certain aspects of our business, such as laboratory-based research, cannot be conducted remotely and other aspects of our business, like our hospital-based sales team, our field-based medical affairs team, and our support of sites in our clinical trials, cannot be accomplished as effectively or efficiently remotely. These measures by government authorities, as well as the precautions we will take in order to operate our business responsibly in light of the COVID-19 pandemic, may continue to remain in place for a significant period of time, and they are likely to continue to adversely affect our business and results of operations.

In addition, we expect sales cycles, particularly for new customers, to continue to be impacted as a result of the COVID-19 pandemic, and we have observed continued volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting, where healthcare workers are prioritizing the treatment of patients with or suspected of COVID-19 disease. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. In August 2020, we began reengaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. Customer orders or new patient use of YUPELRI may decline as a result of, among other things, a shift in our marketing efforts to more remote communication methods, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk procedure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for continued volatility during 2021 as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In addition, the COVID-19 pandemic makes the conduct of clinical trials more challenging given the paramount importance of adequate safety monitoring, collection of data and distribution of study drug, all of which are traditionally achieved by in-person visits to our study sites. We expect challenges to continue to arise from quarantines, shelter-in-place or stay-at-home orders, site closures, travel limitations, potential interruptions to the supply chain for investigational products, other measures to help prevent the spread of COVID-19 or other considerations if site personnel or trial participants become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. In light of the COVID-19 pandemic, the Company implemented mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols, but there is a risk that our trial data could be impacted if our efforts are insufficient. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact. Furthermore, we cannot assure you that our publicly-announced initiatives addressing COVID-19 will result in commercially-viable products.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, mandating that all personnel other than key operations and lab personnel work from home, previous temporary closures of offices, and reduction of physical participation in commercial activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. Even after the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, vaccine rollout, distribution and acceptance, and how quickly and to what extent normal economic and operating activities can resume. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects are likely to continue to have a material adverse impact on our future results of operations.

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

We will likely in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”) nor the terms of the Issuer II’s 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. Moreover, 75% of the income from our investment in TRC, as evidenced by the Issuer

II Class C Units, is currently available only for payment of the Non-Recourse 2035 Notes and is not available to pay our other obligations or the claims of our other creditors. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Innoviva assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest primarily covers TRELEGY (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA inhaler) products. Our economic interest does not include any payments by GSK associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy. Innoviva controls TRC and, except for certain consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. We have had and may in the future have disagreements with Innoviva and TRC regarding Innoviva’s decisions regarding the management of TRC. The dispute resolution procedures set forth in the TRC LLC Agreement have been invoked two times to date. These procedures can divert management’s attention and require us to incur significant costs. Further, if resolved in a manner adverse to our interests, these procedures and the actions that lead to them could have a material impact on our operations. See Part II, Item 1 “Legal Proceedings” and the Risk Factor entitled “We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for more information. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners, including any adverse impacts on GSK’s operations as a result of the COVID-19 pandemic.

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
•

disputes between GSK and Innoviva or between us and Innoviva, such as our 2019 arbitration and the arbitration with Innoviva that was completed in early 2021 (See Part II, Item 1 “Legal Proceedings”), each of which concern the withholding of royalty payments we believe are due to us under the TRC LLC Agreement;

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

Based on our review of publicly available filings, as of March 31, 2021, GSK beneficially owned 14.8% of our outstanding ordinary shares (although GSK, through a subsidiary, has issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 of our ordinary shares which, as of March 31, 2021, represented 14.8% of our outstanding ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, which include TRELEGY. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement.

We only receive revenues from TRELEGY based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product, the future payments, if any, made by GSK to TRC, TRC’s expenses, and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement. Following our 2019 arbitration with Innoviva concerning its withholding of certain royalty distributions to the TRC members, the arbitrator ruled, among other things, that in the future if Innoviva desires to invest TRC funds in any initiatives that require the consent of GSK under the collaboration agreement, Innoviva must first obtain the consent of GSK. The timeframe for seeking GSK’s consent for these initiatives and the associated dates by which GSK’s consent must be received means that royalty distributions could be delayed for several quarters (if GSK ultimately does not consent) or perhaps not made at all until the completion of the initiatives (to the extent that GSK does consent and agrees with TRC that TRC funding will be used for such initiatives). On June 10, 2020, we disclosed in a Form 8-K that we had formally objected to TRC and Innoviva, as the manager of TRC, regarding their proposed plan to use TRELEGY royalties to invest in certain privately-held companies, funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement. In this regard, we initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue such a business plan rather than distribute such funds to us in a manner that we believe is consistent with the TRC LLC Agreement and our 85% economic interest in TRC. The arbitration hearing was held during the week of February 16, 2021, with post-hearing briefing and arguments taking place over the following few weeks. On March 30, 2021, the arbitrator ruled that, at its current levels of investment, Innoviva and TRC had not breached the LLC Agreement. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva is entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) we are entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against us in the Delaware Court of Chancery. The arbitrator noted in the ruling that although we failed to show that Innoviva’s investment activities, at the current levels of investment, have or will have a material and adverse effect on our economic interest in TRC, this does not mean that any future investments or actions will not require our consent. The arbitrator noted in the ruling that we may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on our economic interest in TRC.

Accordingly, our economic interest in TRC LLC involves a number of risks and uncertainties, including:

•	any future withholding by Innoviva or TRC of royalty distributions and decisions made by Innoviva, as TRC’s manager, regarding the timing and amount of distributions;
•	the amount of cash associated with any additional future investments for which Innoviva expends TRC funds;
•	GSK’s ability to have an adequate supply of TRELEGY product;
•	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
•	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;
•	competition, whether from current competitors or new products developed by others in the future;
•	claims relating to intellectual property;
•	any future disruptions in GSK’s business which would affect its ability to commercialize TRELEGY, including, disruptions due to the COVID-19 pandemic;
•	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
•

the amount of cash associated with any additional future TRELEGY commercialization initiatives that Innoviva proposes to GSK for TRC to pursue, the time it may take to present those initiatives to GSK for approval and the time it takes for GSK to consent or not consent;

•	global economic conditions;
•

the resolution of any disputes between Innoviva and TRC, on the one hand, and us, on the other, regarding the timing of distributions, the amount of distributions, and the proper business activities of TRC; and

•	any of the other risks relating to commercialization of TRELEGY.

These risks and uncertainties could materially impact the amount and timing of future royalties or other revenues we may receive from sales of TRELEGY, which could have a material adverse effect on our future revenues, other financial results and our financial position and cause the price of our securities to fall.

In the future, Innoviva may cause TRC to withhold funds from distribution to its members, including our affiliates, for purposes consistent with the 2019 and 2021 arbitration rulings, or otherwise. Accordingly, we cannot predict the amount of the funds that our affiliates would otherwise expect to receive from TRC that TRC may withhold in the future, or the timing of any such withholding.

We may object to the withholding of funds in the future on the basis that such withholding is in violation of the terms of the TRC LLC Agreement, as interpreted by the 2019 and 2021 arbitration rulings, or otherwise, and such objection could result in additional legal proceedings between us, TRC and Innoviva. Any such legal proceedings could divert the attention of management and cause us to incur significant costs, regardless of the outcome, which we cannot predict. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future and thus have a material adverse effect on our business, financial condition, and results of operations.

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

As of March 31, 2021, we had $661.8 million in total long-term liabilities outstanding, comprised primarily of $375.2 million in net principal that remains outstanding under the Issuer II’s (defined below) Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

Worldwide economic conditions remain uncertain due to the United Kingdom’s (“UK”) recent withdrawal from the EU (often referred to as “Brexit”), current global economic challenges, the COVID-19 pandemic, and other disruptions to global and regional economies and markets.

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

Future tax reform, including changes in tax rates and imposition of new taxes, could impact our results of operations and financial condition.

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, the UK and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. We are subject to new, evolving or revised tax laws and regulations in such jurisdictions, and the enactment of or increases in taxes, or other changes in the application of existing taxes, in such jurisdictions may have an adverse effect on our business or on our results of operations. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in our mix of earnings in countries with differing statutory tax rates, changes in valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including possible US tax reform and contemplated changes in other countries of long-standing tax principles. These and other similar changes, if finalized and adopted, could have a material impact on our income tax expense and deferred tax balances.

Taxing authorities may challenge our structure and transfer pricing arrangements.

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, the UK and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. We are aware that Ireland has implemented certain tax law changes, and is expected to implement additional tax law changes, some of which are to comply with the European Union Anti-Tax Avoidance Directives. We are aware that Ireland will implement further tax law changes to comply with the Anti-Tax Avoidance Directives to include reverse-hybrid mismatch and interest limitation rules. We will evaluate and monitor the applicability of these rules to our operations as and when they are enacted.

In April 2020, we became aware of a withholding tax regulation that could be interpreted to apply to certain of our previous intra-group transactions. Additional draft guidance on this withholding tax regime was released in late 2020 and early 2021, and based on our analysis of this guidance, we do not believe the exposure to be material. We continue to monitor the evolving legislation relating to this matter and will consider its impact on our condensed consolidated financial statements.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2021, we owned 520 issued US patents and 2,272 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which takes full effect January 1, 2022, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (“PBMs”), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is too early to know what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. There have been other proposals to modify the Medicare Part D benefit, including by imposing federally mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted including any that result in additional rebates, this could have a negative impact on revenues for our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, which could impact our revenues.

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

•

any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Innoviva, such as our 2019 and 2021 arbitration proceedings with them concerning their use of TRC funds, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or disagreements resulting from or relating to the TRC LLC Agreement or to the Spin-Off;

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

Based on our review of publicly available filings, as of March 31, 2021, our three largest shareholders collectively owned 44.2% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2021, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

X

104	Cover Page Interactive Data File (Formatted in iXBRL and contained in Exhibit 101)	X

(1)	The certifications provided as Exhibit 32 are being furnished to accompany the Report pursuant to 18 U.S.C. Section 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: May 6, 2021	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)