Form 10-Q
period 2021-06-30
Theravance Biopharma, Inc.
filed 2021-08-05
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the number of the registrant’s outstanding ordinary shares was 73,470,151.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$204,949	$81,467
Short-term marketable securities	60,004	211,474
Receivables from collaborative arrangements	12,220	15,868
Amounts due from TRC, LLC	27,741	53,799
Prepaid clinical and development services	15,913	20,374
Other prepaid and current assets	12,353	10,359
Total current assets	333,180	393,341
Property and equipment, net	16,583	16,422
Operating lease assets	41,508	43,260
Equity in net assets of TRC, LLC	35,822	12,750
Restricted cash	833	833
Other assets	1,325	2,451
Total assets	$429,251	$469,057

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$10,702	$6,775
Accrued personnel-related expenses	14,635	35,238
Accrued clinical and development expenses	19,457	28,799
Accrued general and administrative expenses	3,269	6,048
Accrued interest payable	3,900	3,974
Current portion of non-recourse notes due 2035, net	6,941	19,334
Operating lease liabilities	1,037	9,867
Deferred revenue	5,690	11,523
Other accrued liabilities	1,496	2,013
Total current liabilities	67,127	123,571
Convertible senior notes due 2023, net	227,499	226,963
Non-recourse notes due 2035, net	375,069	372,873
Long-term operating lease liabilities	57,768	47,220
Long-term deferred revenue	329	348
Other long-term liabilities	1,833	1,833
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 73,470 and 64,328 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,358,318	1,222,818
Accumulated other comprehensive income	8	47
Accumulated deficit	(1,658,701)	(1,526,617)
Total shareholders’ deficit	(300,374)	(303,751)
Total liabilities and shareholders’ deficit	$429,251	$469,057

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenue:
Collaboration revenue	$1,980	$5,488	5,852	12,120
Licensing revenue	—	—	—	1,500
Viatris collaboration agreement	10,934	9,520	21,319	21,250
Total revenue	12,914	15,008	27,171	34,870

Costs and expenses:
Research and development (1)	51,093	62,404	118,692	128,417
Selling, general and administrative (1)	25,931	24,780	56,481	51,105
Total costs and expenses	77,024	87,184	175,173	179,522

Loss from operations	(64,110)	(72,176)	(148,002)	(144,652)
Income from investment in TRC, LLC	21,926	21,381	38,473	34,896
Interest expense	(11,612)	(11,391)	(23,485)	(21,332)
Loss on extinguishment of debt	—	—	—	(15,464)
Interest and other income (expense), net	1,171	(662)	937	798
Loss before income taxes	(52,625)	(62,848)	(132,077)	(145,754)
Provision for income tax benefit (expense)	220	(39)	(7)	(186)
Net loss	$(52,405)	$(62,887)	$(132,084)	$(145,940)

Net unrealized gain (loss) on available-for-sale investments	(9)	(232)	(39)	135
Total comprehensive loss	$(52,414)	$(63,119)	$(132,123)	$(145,805)

Net loss per share:
Basic and diluted net loss per share	$(0.80)	$(1.00)	$(2.03)	$(2.39)
Shares used to compute basic and diluted net loss per share	65,669	62,861	65,085	61,162
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Research and development	$7,315	$8,098	$15,236	$15,963
Selling, general and administrative	7,626	8,487	15,537	15,898
Total share-based compensation expense	$14,941	$16,585	$30,773	$31,861

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at March 31, 2021	65,218	$1	$1,233,060	$17	$(1,606,296)	$(373,218)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	189	—	2,862	—	—	2,862
Employee share-based compensation expense	—	—	14,941	—	—	14,941
Issuance of restricted shares	399	—	—	—	—	—
Option exercises	—	—	2	—	—	2
Repurchase of shares to satisfy tax withholding	(41)	—	(727)	—	—	(727)
Net unrealized gain on marketable securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(52,405)	(52,405)
Balances at June 30, 2021	73,470	$1	$1,358,318	$8	$(1,658,701)	$(300,374)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	189	—	2,862	—	—	2,862
Employee share-based compensation expense	—	—	30,773	—	—	30,773
Issuance of restricted shares	1,587	—	—	—	—	—
Option exercises	—	—	5	—	—	5
Repurchase of shares to satisfy tax withholding	(339)	—	(6,320)	—	—	(6,320)
Net unrealized loss on marketable securities	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(132,084)	(132,084)
Balances at June 30, 2021	73,470	$1	$1,358,318	$8	$(1,658,701)	$(300,374)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at March 31, 2020	63,004	$1	$1,173,204	$512	$(1,331,653)	$(157,936)
Net proceeds from sale of ordinary shares						—
Proceeds from ESPP purchases	168	—	2,545	—	—	2,545
Employee share-based compensation expense	—	—	16,585	—	—	16,585
Issuance of restricted shares	353	—	—	—	—	—
Option exercises	33	—	733	—	—	733
Repurchase of shares to satisfy tax withholding	(43)	—	(1,144)	—	—	(1,144)
Net unrealized gain on marketable securities	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	(62,887)	(62,887)
Balances at June 30, 2020	63,515	$1	$1,191,923	$280	$(1,394,540)	$(202,336)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balances at December 31, 2019	57,015	1	1,024,614	145	(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Proceeds from ESPP purchases	168	—	2,545	—	—	2,545
Employee share-based compensation expense	—	—	31,861	—	—	31,861
Issuance of restricted shares	1,097	—	—	—	—	—
Option exercises	41	—	936	—	—	936
Repurchase of shares to satisfy tax withholding	(306)	—	(7,948)	—	—	(7,948)
Net unrealized gain on marketable securities	—	—	—	135	—	135
Net loss	—	—	—	—	(145,940)	(145,940)
Balances at June 30, 2020	63,515	$1	$1,191,923	$280	$(1,394,540)	$(202,336)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(132,084)	$(145,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,926	4,034
Amortization and accretion income, net	31	(854)
Share-based compensation	30,773	31,861
Amortization of right-of-use assets	1,752	1,420
Undistributed earnings from TRC, LLC	2,986	(6,934)
Interest shortfall on 2035 notes, net	—	1,093
Loss on extinguishment of debt	—	15,464
Other	(168)	(4)
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	3,648	10,583
Prepaid clinical and development services	4,461	(5,775)
Other prepaid and current assets	(1,993)	(264)
Other assets	997	(373)
Accounts payable	4,026	6,012
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(33,125)	(5,753)
Accrued interest payable	(74)	(1,957)
Deferred revenue	(5,852)	(12,120)
Operating lease liabilities	1,718	885
Other long-term liabilities	—	175
Net cash used in operating activities	(119,978)	(108,447)

Investing activities
Purchases of property and equipment	(1,923)	(3,322)
Purchases of marketable securities	(40,014)	(280,495)
Maturities of marketable securities	191,400	155,703
Proceeds from the sale of marketable securities	—	19,927
Proceeds from the sale of property and equipment	—	1
Net cash provided by (used in) investing activities	149,463	(108,186)

Financing activities
Proceeds from the sale of ordinary shares, net	108,180	139,915
Proceeds from issuance of 2035 notes, net	—	380,000
Payment of issuance costs on 2035 notes	—	(5,326)
Principal payment on 2035 notes	(10,730)	—
Payment of redemption premium on 2033 notes	—	(11,470)
Principal payment on 2033 notes	—	(235,347)
Proceeds from ESPP purchases	2,862	2,545
Proceeds from option exercises	5	936
Repurchase of shares to satisfy tax withholding	(6,320)	(7,948)
Net cash provided by financing activities	93,997	263,305

Net increase in cash, cash equivalents, and restricted cash	123,482	46,671
Cash, cash equivalents, and restricted cash at beginning of period	82,300	58,897
Cash, cash equivalents, and restricted cash at end of period	$205,782	$105,568

Supplemental disclosure of cash flow information
Cash paid for interest	$22,490	$20,287
Cash paid for income taxes, net	$12	$14

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

Basis of Presentation

The Company’s condensed consolidated financial information as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2020 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit the tax benefit recognized in interim periods in cases when the year-to-date losses exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 became effective for annual reporting periods and interim periods within those years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-10) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The standard also enhances the consistency of earnings-per-share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings-per-share calculations. ASU 2020-06 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2020-06 on its condensed consolidated financial statements and related disclosures.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(52,405)	$(62,887)	$(132,084)	$(145,940)
Denominator:
Weighted-average ordinary shares outstanding	65,669	63,275	65,199	61,676
Less: weighted-average ordinary shares subject to forfeiture	—	(414)	(114)	(514)
Weighted-average ordinary shares used to compute basic and diluted net loss per share	65,669	62,861	65,085	61,162
Basic and diluted net loss per share	$(0.80)	$(1.00)	$(2.03)	$(2.39)

For the three and six months ended June 30, 2021 and 2020, diluted and basic net loss per share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Share issuances under equity incentive plans and ESPP	6,228	5,713	8,307	5,741
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	12,904	12,389	14,983	12,417

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Janssen	$1,971	$5,479	$5,833	$12,101
Other	9	9	19	19
Total collaboration revenue	$1,980	$5,488	$5,852	$12,120

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

For the three and six months ended June 30, 2021, the Company recognized $2.0 million and $5.8 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $5.6 million, related to the $100.0 million upfront payment, was recorded in deferred revenue on the condensed consolidated balance sheets and will be recognized as collaboration revenue as the research and development services are delivered over the Phase 2 development period which is currently expected to continue through the late fourth quarter of 2021 or early first quarter of 2022. Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). Consequently, delays in trial activity and/or changes to the total budget will impact the timing and amount of revenue recognized in any given reporting period. For the three and six months ended June 30, 2021, the Company incurred $6.1 million and $13.5 million, respectively, in research and development costs related to the Janssen Agreement. For the three and six months ended June 30, 2020, the Company incurred $9.0 million and $19.2 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

As of June 30, 2021, the Company is eligible to receive from Viatris potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Viatris collaboration agreement - Amounts receivable from Viatris	$10,934	$9,520	$21,319	$21,250

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three and six months ended June 30, 2021 of $14.6 million and $27.5 million, respectively, before deducting shared expenses.

For the three and six months ended June 30, 2020, the Company’s implied 35% share of net sales of YUPELRI was $10.6 million and $23.5 million, respectively, before deducting shared expenses.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Janssen	$1,193	$1,563	$2,525	$2,770
Viatris	67	351	161	1,622
Total reduction to R&D expense, net	$1,260	$1,914	$2,686	$4,392

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

	June 30,
(In thousands)	2021	2020
Cash and cash equivalents	$204,949	$104,735
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$205,782	$105,568

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

Available-for-sale securities are summarized below:

		June 30, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$20,014	$3	$—	$20,017
Commercial paper	Level 2	52,868	5	—	52,873
Marketable securities		72,882	8	—	72,890
Money market funds	Level 1	162,607	—	—	162,607
Total		$235,489	$8	$—	$235,497

		December 31, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$75,036	$34	$—	$75,070
US government agency securities	Level 2	74,971	18	—	74,989
Corporate notes	Level 2	5,046	—	(1)	5,045
Commercial paper	Level 2	56,374	1	(5)	56,370
Marketable securities		211,427	53	(6)	211,474
Money market funds	Level 1	—	—	—	—
Total		$211,427	$53	$(6)	$211,474

As of June 30, 2021, all of the Company’s available-for-sale securities had contractual maturities within 6 months and the weighted-average maturity of marketable securities was approximately 1 month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and six months ended June 30, 2021.

As of June 30, 2021, the Company did not have any available-for-sale debt securities with unrealized losses. Available-for-sale debt securities with unrealized losses as of December 31, 2020 is summarized below:

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,045	$(1)	$—	$—	$5,045	$(1)
Commercial paper	39,375	(5)	—	—	39,375	(5)
Total	$44,420	$(6)	$—	$—	$44,420	$(6)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of June 30, 2021.

As of June 30, 2021, the Company’s accumulated other comprehensive income on its condensed consolidated balance sheets consisted of net unrealized gains on available-for-sale investments. For the three and six months ended June 30, 2021, the Company did not sell any marketable securities, and for the three and six months ended June 30, 2020, the Company sold marketable securities for total proceeds of $5.0 million and $19.9 million, respectively, and recognized minimal net realized gains from the sales based on the specific identification method.

6. Debt

Debt consisted of the following liability components:

June 30,
(In thousands)	2021
9.5% Non-Recourse 2035 Notes:
Principal amount	$407,277
Less: 5% retained by the Company	(20,364)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(3,470)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,433)
382,010
3.25% Convertible 2023 Notes:
Principal amount	230,000
Unamortized debt issuance costs	(2,501)
227,499

Total debt	$609,509

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

The source of principal and interest payments for the Non-Recourse 2035 Notes are the future royalty payments generated from the TRELEGY program, and as a result, the holders of the Non-Recourse 2035 Notes have no recourse against the Company even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter are less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. While the holders of the Non-Recourse 2035 Notes have no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II. During the six months ended June 30, 2021, the net principal amount of the Non-Recourse 2035 Notes decreased by $10.7 million which represented royalties received in excess of the interest payable through the respective payment date.

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

The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of June 30, 2021, that are expected to be used to make a principal repayment on the Non-Recourse 2035 Notes within the next 12 months.

As of June 30, 2021, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $386.9 million and $388.8 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company had $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of June 30, 2021 with an estimated fair value of $217.9 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of June 30, 2021. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

For the three and six months ended June 30, 2021, the Company recognized net royalty income of $21.9 million and $38.5 million, respectively, in the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.3 million and $3.1 million for the three and six months ended June 30, 2021, respectively. The share of TRC expenses for the three and six months ended June 30, 2021 was primarily comprised of TRC legal and related fees associated with the most recent arbitration between Innoviva, as the manager of TRC, and TRC and the Company (see below for more information regarding the arbitration).

For the three and six months ended June 30, 2020, the Company recognized net royalty income of $21.4 million and $34.9 million, respectively. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.4 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

For the three and six months ended June 30, 2021, the Company also recognized a net unrealized loss of $0.2 million and a net unrealized gain of $0.3 million, respectively, associated with the estimated fair market value of certain equity investments made by TRC.

As of June 30, 2021, the amounts due from TRC of $27.7 million were recorded as a current asset in the condensed consolidated balance sheets within “Amounts due from TRC, LLC”. In addition, the Company has recorded $35.8 million as a long-term asset within “Equity in net assets of TRC, LLC” in the condensed consolidated balance sheets which represented its share of TRC’s net assets including funds withheld by TRC for future investments.

TRC’s summarized income statement information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Royalty revenue and gross profit	$26,386	$25,633	$48,470	$41,768
Income from continuing operations	26,050	25,153	44,853	41,017
Net income	$25,796	$25,154	$44,116	$41,054

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

Pursuant to the terms of the TRC LLC Agreement, Innoviva is required to deliver to the Company a draft quarterly financial plan 30 days prior to the end of each fiscal quarter covering the next fiscal quarter. As previously disclosed, on June 2, 2021, the Company received from Innoviva the draft TRC quarterly financial plan for the quarter ending September 30, 2021. The draft financial plan noted that Innoviva intends to invest TRC funds into two private companies and incur significant fees and costs associated with these possible investments. The Company provided comments to TRC regarding these proposed actions by TRC with Innoviva, and objected to the withholding of funds by TRC for these and similar investments. While the LLC Agreement provides that Innoviva must consider in good faith any comments the Company provides, the financial plan became effective 30 days after the draft plan was provided to the Company. If, as reflected in the draft plan, TRC makes these contemplated investments and incurs the associated fees and costs as well as the other costs identified in the plan, distributions by TRC to its members in the third quarter of 2021 will be reduced substantially.

The Company’s objections with regard to the TRC quarterly plan or other actions by TRC could result in additional legal proceedings between the Company, TRC and Innoviva, as was the case when the Company initiated arbitration proceedings against Innoviva and TRC in May 2019 and again in October 2020. Any such legal proceedings could divert the attention of management and cause the Company to incur significant costs, regardless of the outcome, which the Company cannot predict. If such proceedings were pursued, there can be no assurance that they would result in the Company receiving additional distributions from TRC. An adverse result could materially and adversely affect the funds that the Company would otherwise expect to receive from TRC in the future.

.

8. Share-Based Compensation

The Company periodically grants performance-contingent share-based awards to employees. For the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.6 million, respectively, of share-based compensation expense related to these types of awards. As of June 30, 2021, the maximum remaining share-based compensation expense related to outstanding performance-contingent awards was $0.6 million which had performance expiration dates through June 2022. For the three and six months ended June 30, 2020, the Company recognized $1.1 million and $2.4 million, respectively, of share-based compensation expense related to performance-contingent share-based awards.

9. Income Taxes

For the three months ended June 30, 2021, the Company recognized an income tax benefit of $0.2 million, and for the six months ended June 30, 2021, the Company recognized an income tax expense of $7,000. The income tax provisions for the three and six months ended June 20, 2021 were primarily attributed to recording contingent liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of June 30, 2021, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

The US continues to enact legislation in response to the COVID-19 pandemic, including the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021. The Company has considered the corporate income tax provisions included in these two acts and believes that they do not have a material impact on the Company’s provision for income tax expense for the three and six months ended June 30, 2021.

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

10. Public Offering of Ordinary Shares

On June 29, 2021, the Company sold 6,700,000 ordinary shares at a price to the public of $15.00 per share (the “Shares”). Under the terms of the underwriting agreement, on June 29, 2021, the underwriters also exercised a 30-day option to purchase an additional 1,005,000 ordinary shares for a total of 7,705,000 ordinary shares sold. The total gross proceeds to the Company from the offering were approximately $115.6 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Shares were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, expectations and objectives are forward-looking statements. The words “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “mission,” “opportunities,” “plan,” “potential,” “predict,” “project,” “pursue,” “seek,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of COVID-19, including new variants of COVID-19, to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs (including but not limited to our later-stage clinical programs for izencitinib and ampreloxetine), and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, vaccination levels, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to contain and treat the disease, including vaccine availability, distribution, acceptance and effectiveness. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

Screening of new patients resumed in mid-April 2020 in a controlled and measured fashion as individual sites confirmed their ability to support the study requirements, and new patients were able to be assessed for their eligibility to participate in the izencitinib and ampreloxetine studies. Study sites and necessary supporting medical infrastructure for our studies, such as endoscopy suites for our study of izencitinib in ulcerative colitis, have been gradually available for participation in and support of our trials through the past twelve months, increasing as cases dip and deceasing as cases surge. In recognition of the increasing range of barriers presented by the ongoing pandemic to the ability of nOH patients to travel to sites and access medicines, we worked with global health authorities to decentralize the Phase 3 studies for the ampreloxetine program. The decentralized approach is now active across the ampreloxetine Phase 3 program globally in an effort to overcome the challenges patients face regarding travel, healthcare access and participation in clinical trials. We currently expect to report Phase 3 results for ampreloxetine for symptomatic nOH and Phase 2b results for izencitinib in ulcerative colitis in the third quarter of 2021 and Phase 2 results for izencitinib in Crohn’s disease in the late fourth quarter of 2021 or the early first quarter of 2022.

During the second quarter of 2020, we progressed our preclinical candidate nezulcitinib (formerly known as TD-0903) into the clinic at an accelerated pace in response to the COVID-19 pandemic. We designed nezulcitinib to be a lung-selective nebulized JAK inhibitor with the intent of addressing lung hyperinflammation in both the acute and chronic setting. In June 2020, we completed Phase 1 and entered a two-part Phase 2 study in the United Kingdom (“UK”) to explore the potential of nezulcitinib to treat hospitalized patients with Acute Lung Injury caused by COVID-19 and prevent progression to Acute Respiratory Distress Syndrome and the need for assisted ventilation. To expedite enrollment, we opened additional sites in other regions including Europe, US, and South America. Results from the completed Part 2 of the Phase 2 study are discussed below.

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and Viatris formally launched our sales and marketing efforts in early 2019. As described above and in Item 1A. Risk Factor entitled “We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations,” although YUPELRI net sales growth continued in 2020 compared to 2019, the trajectory was impacted by COVID-19, and we continue to observe increased volatility in YUPELRI sales through mid-2021. The observed volatility may continue for the remainder of 2021 and into 2022. However, YUPELRI has maintained profitability on a brand basis since the second half of 2020. In addition, we are tracking several key performance metrics to gauge success in building market acceptance, including formulary success and market access.

Additionally, we recently announced that in collaboration with our partner Viatris, we are initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either YUPELRI delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients. We expect the study to begin later this year.

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

Under the terms of the Viatris Development and Commercialization Agreement (the “Viatris Agreement”), Viatris and Theravance Biopharma co-develop revefenacin for COPD and other respiratory diseases. We led the US Phase 3 development program for YUPELRI in COPD, and Viatris was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application (“NDA”), after which costs are shared. With YUPELRI approved in the US, Viatris is leading commercialization, and we co-promote the product in the US under a profit and loss sharing arrangement (65% to Viatris; 35% to Theravance Biopharma). Outside the US, Viatris is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

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

Under the Viatris Agreement, as of June 30, 2021, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

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

We completed Phase 2, Part 1 a small sub-study of 25 patients intended to assess safety, PK and exploratory clinical measures of three doses of nezulcitinib versus placebo. Data showed that inhaled administration of nebulized nezulcitinib, once daily over seven days, was generally well-tolerated and showed a numerical trend towards improved clinical status, reduced hospital stay and resulted in fewer deaths compared to placebo during a 28-day observation period. Nezulcitinib also demonstrated evidence of improvements in several relevant inflammatory biomarkers and low systemic exposure at all doses. This demonstrates the lung-selective design features of the molecule.

Phase 2 Part 2 is a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose (3 mg)

of nezulcitinib (selected based on the data from Part 1) as compared with placebo in 200 patients. In June 2021, we announced top-line results from our Phase 2 study of 3 mg once-daily nezulcitinib compared to placebo, each in combination with standard of care, which generally included steroids. Nezulcitinib is an investigational, inhaled, lung-selective, pan-Janus kinase inhibitor in development for hospitalized patients with confirmed COVID-19 associated acute lung injury and impaired oxygenation. The study did not meet the primary endpoint of number of Respiratory Failure-Free Days from randomization through Day 28 in the intent-to-treat population. The study also did not meet secondary endpoints, with no difference shown in change from baseline at Day 7 in SaO2/FiO2 ratio, proportion of patients in each category of the eight-point Clinical Status scale, or proportion of patients alive and respiratory failure-free at Day 28. However, nezulcitinib demonstrated a favorable trend in improvement when compared to placebo for 28-day all-cause mortality. In addition, in a post-hoc analysis of patients with C-reactive protein (“CRP”) <150 mg/L, there was an improvement in those treated with nezulcitinib when compared to placebo in 28-day all-cause mortality and in time to recovery while there was no difference in these outcomes in patients with CRP >150 mg/L. Nezulcitinib was generally well-tolerated.

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

Pursuant to the terms of the LLC Agreement, Innoviva is required to deliver to us a draft quarterly financial plan 30 days prior to the end of each fiscal quarter covering the next fiscal quarter. As previously disclosed, on June 2, 2021, we received from Innoviva the draft TRC quarterly financial plan for the quarter ending September 30, 2021. The draft financial plan noted that Innoviva intends to invest TRC funds into two private companies and incur significant fees and costs associated with these possible investments. We provided comments to TRC regarding these proposed actions by TRC with Innoviva, and we objected to the withholding of funds by TRC for these and similar investments. While the LLC Agreement provides that Innoviva must consider in good faith any comments we provide, the financial plan became effective 30 days after the draft plan was provided to us. If, as reflected in the draft plan, TRC makes these contemplated investments and incurs the associated fees and costs as well as the other costs identified in the plan, distributions by TRC to its members in the third quarter of 2021 will be reduced substantially.

Our objections with regard to this draft TRC quarterly plan or other actions by TRC could result in additional legal proceedings between us, TRC and Innoviva, as was the case when we initiated arbitration proceedings against Innoviva and TRC in May 2019 and again in October 2020. Any such legal proceedings could divert the attention of management and cause us to incur significant costs, regardless of the outcome, which we cannot predict. If such proceedings were pursued, there can be no assurance that they would result in us receiving additional distributions from TRC. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future. See “Risk Factors—We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information.

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

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Collaboration revenue	$1,980	$5,488	$(3,508)	(64)%	$5,852	$12,120	$(6,268)	(52)
Licensing revenue	—	—	—	—	—	1,500	(1,500)	NM
Viatris collaboration agreement	10,934	9,520	1,414	15	21,319	21,250	69	0
Total revenue	$12,914	$15,008	$(2,094)	(14)%	$27,171	$34,870	$(7,699)	(22)%

NM: Not Meaningful

Collaboration revenue decreased by $3.5 million and $6.3 million for the three and six months ended June 30, 2021 compared to the same periods in 2020. Collaboration revenue was primarily comprised of revenue recognized related to the $100.0 million upfront payment received in 2018 pursuant to the Janssen collaboration agreement that was entered into in February 2018. Janssen collaboration revenue is recognized for the research and development services we performed during the period based on a measure of our efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budgeted costs). The $3.5 million and $6.3 million decreases in collaboration revenue compared to the prior year periods reflect the reduction of costs incurred to satisfy the remaining performance obligation as we progress towards the completion of Phase 2 study enrollment and subsequent expected data read outs in the third quarter of 2021 for ulcerative colitis and in late fourth quarter of 2021 or early first quarter of 2022 for Crohn’s disease.

Licensing revenue decreased by $1.5 million for the six months ended June 30, 2021 compared to the same period in 2020. The $1.5 million recognized in the prior year period represented the achievement of a milestone related to the acceptance of a clinical trial application associated with our Viatris agreement for the commercialization and development rights of nebulized revefenacin in China and the adjacent territories.

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

For the three and six months ended June 30, 2021, we recognized $10.9 million and $21.3 million, respectively, in revenue from the Viatris collaboration agreement for YUPELRI which represented the receivables due from Viatris during the periods. The $1.4 million increase in revenue during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to an increase in net sales while the revenue for the comparable six month periods was materially unchanged. While Viatris records the total net sales of YUPELRI within its financial statements, Viatris collaboration agreement revenue includes our implied 35% share of net sales of YUPELRI for the three and six months ended June 30, 2021 of $14.6 million and $27.5 million, respectively. Our implied 35% share of net sales of YUPELRI for the three and six months ended June 30, 2020 was $10.6 million and $23.5 million, respectively.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Employee-related	$14,438	$13,104	$1,334	10%	$32,015	$29,305	$2,710	9%
Share-based compensation	7,315	8,098	(783)	(10)	15,236	15,963	(727)	(5)
External-related	21,326	32,694	(11,368)	(35)	54,857	65,798	(10,941)	(17)
Facilities, depreciation and other allocated expenses	8,014	8,508	(494)	(6)	16,584	17,351	(767)	(4)
Total research & development	$51,093	$62,404	$(11,311)	(18)%	$118,692	$128,417	$(9,725)	(8)%

R&D expenses decreased by $11.3 million and $9.7 million for the three and six months ended June 30, 2021, respectively, compared to same periods in 2020. The decreases were primarily attributed to respective $11.4 million and

$10.9 million decreases in external-related expenses which were partially offset by respective $1.3 million and $2.7 million increases in employee-related expenses. The decreases in external-related expenses were primarily due to the completion, or-near completion, of expenses related to our priority programs. The increases in employee-related expenses were primarily due to increases in compensation-related expenses, such as annual merit increases.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.3 million and $2.7 million for three and six months ended June 30, 2021, respectively, and $1.9 million and $4.4 million for the three and six months ended June 30, 2020, respectively.

Compared to 2020, we expect our R&D expenses to generally decrease over the remainder of the year due to the completion of the Phase 2 nezulcitinib study in the second quarter of 2021 and the expected completion of the ampreloxetine and izencitinib ulcerative colitis studies in the third quarter of 2021.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative	$25,931	$24,780	$1,151	5%	$56,481	$51,105	$5,376	11%

Selling, general and administrative expenses increased by $1.2 million and $5.4 million for the three months and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increases for both periods were primarily attributed to $1.2 million and $4.1 million increases, respectively, in external-related expenses. The increases in external-related expenses were primarily due to an increase in legal costs related to the TRC arbitration.

Share-based compensation expense related to selling, general and administrative expenses was $7.6 million and $15.5 million for the three and six months ended June 30, 2021, respectively, and $8.5 million and $15.9 million for the three and six months ended June 30, 2020, respectively.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Income from investment in TRC, LLC	$21,926	$21,381	$545	3%	$38,473	$34,896	$3,577	10%

The income from investment in TRC, LLC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters).

Income from investment in TRC, LLC increased by $0.5 million and $3.6 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 which included $8.5 million representing our share of the one-time fee that GSK paid to TRC upon termination of the MABA program in June 2020.

The $21.9 million and $38.5 million of TRC income for the three and six months ended June 30, 2021, respectively, was recorded net of our share of TRC expenses of $0.3 million and $3.1 million, respectively. Our share of TRC expenses for the three and six months ended June 30, 2021 was primarily comprised of TRC’s legal and related expenses associated with the arbitration between Innoviva and TRC and us. Our share of TRC expenses was $0.4 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

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

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes and the Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Interest expense	$(11,612)	$(11,391)	$(221)	2%	$(23,485)	$(21,332)	$(2,153)	10%

Interest expense increased by $2.2 million for the six months ended June 30, 2021 and was relatively unchanged for the three months ended June 30, 2021, compared to the same periods in 2020. The $2.2 million increase was primarily attributed to additional interest expense related to an increase in principal balance of the Non-Recourse 2035 Notes during the second half of 2020. The increase in the principal balance of the Non-Recourse 2035 Notes in the second half of 2020 resulted from interest shortfalls being added to the principal amount outstanding as of the applicable interest payment dates.

Loss on Extinguishment of Debt

Loss on extinguishment of debt as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Loss on extinguishment of debt	$—	$—	$—	—%	$—	$(15,464)	$15,464	NM	%

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

Interest and Other Income (Expense), net

Interest and other income (expense), net, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Interest and other income (expense), net	$1,171	$1,074	$97	9%	$937	$2,534	$(1,597)	(63)%
Costs related to GSK offering	—	(1,736)	1,736	NM	—	(1,736)	1,736	NM
Total interest and other income (expense), net	$1,171	$(662)	$1,833	277%	$937	$798	$139	17%

NM: Not Meaningful

Interest and other income (expense), net, decreased by $1.6 million for the six months ended June 30, 2021 and was relatively unchanged for the three months ended June 30, 2021, compared to the same periods in 2020. The $1.6 million decrease was primarily attributed to higher investment balances in the prior year period following the issuance of the Non-Recourse 2035 Notes in February 2020 and lower in investment yields since the first quarter of 2020.

In addition, $1.7 million of costs related to the GSK offering in the second quarter of 2020 were incurred during the three and six months ended June 30, 2020. On June 22, 2020, GSK completed its previously announced offering of $300 million of exchangeable senior notes due 2023, $280.3 million of which are exchangeable into ordinary shares of our Company that are held by GSK and its affiliates for investment purposes. The $1.7 million in costs were primarily comprised of financial advisory and legal-related costs.

Provision for Income Tax Benefit (Expense)

The provision for income tax benefit (expense), as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Provision for income tax benefit (expense)	$220	$(39)	$259	(664)%	$(7)	$(186)	$179	(96)%

For the three and six months ended June 30, 2021, the provision for income tax expense decreased by $0.3 million and $0.2 million, respectively, compared to the same periods in 2020. Although we incurred operating losses on a consolidated basis, the provision for income taxes for the six months ended June 30, 2021 was due to the uncertain tax positions taken with respect to transfer pricing and tax credits. Our provision for income tax expense differs from the expected statutory rate due to the valuation allowance on deferred tax assets.

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public offerings of equity securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of June 30, 2021, we had $265.0 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of June 30, 2021, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $386.9 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

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

A portion of the proceeds from the Non-Recourse 2035 Notes issuance were used to repay, in full, the remaining outstanding balance of the Non-Recourse 2033 Notes, as well as, a 5% premium on the early redemption of the Non-

Recourse 2033 Notes. The Non-Recourse 2033 Notes were issued in November 2018 and were structured similarly to the Non-Recourse 2035 Notes.

On June 29, 2021, we sold 6,700,000 ordinary shares at a price to the public of $15.00 per share (the “Shares”). Under the terms of the underwriting agreement, on June 29, 2021, the underwriters also exercised a 30-day option to purchase an additional 1,005,000 ordinary shares for a total of 7,705,000 ordinary shares sold. The total gross proceeds from the offering were approximately $115.6 million, before deducting underwriting discounts and commissions and estimated offering expenses. The Shares were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering

We expect to continue to incur net losses over at least the next several years due to significant expenditures relating to our continuing drug discovery efforts, preclinical and clinical development of our current product candidates and commercialization costs relating to YUPELRI. In particular, to the extent we advance our product candidates into and through later-stage clinical studies without a partner, we will incur substantial expenses. We expect the clinical development of our key development programs will require significant investment in order to continue to advance in clinical development. In addition, we expect to invest strategically in our research efforts to continue to grow our development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones. Our current business plan is subject to significant uncertainties and risks as a result of, among other factors, the COVID-19 pandemic, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of any approved products, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

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

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Six Months Ended June 30,
(In thousands)	2021	2020	Change
Net cash used in operating activities	$(119,978)	$(108,447)	$(11,531)
Net cash provided by (used in) investing activities	149,463	(108,186)	257,649
Net cash provided by financing activities	93,997	263,305	(169,308)

Cash flows used in operating activities

Net cash used in operating activities was $120.0 million for the six months ended June 30, 2021, consisting of a net loss of $132.1 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $38.3 million and a net decrease in cash resulting from changes in operating assets and liabilities of $26.2 million.

Net cash used in operating activities was $108.4 million for the six months ended June 30, 2020, consisting of a net loss of $145.9 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $46.1 million and a net decrease in cash resulting from changes in operating assets and liabilities of $8.6 million.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities was $149.5 million for the six months ended June 30, 2021, consisting of cash inflows from the net purchase and maturities of marketable securities of $151.4 million and partially offset by $1.9 million used for the purchase of property and equipment.

Net cash used in investing activities was $108.2 million for the six months ended June 30, 2020, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $124.8 million and $19.9 million cash inflow from the sale of marketable securities.

Cash flows provided by financing activities

Net cash provided by financing activities was $94.0 million for the six months ended June 30, 2021, consisting of the sale of 7,705,000 ordinary shares for total net proceeds of $108.2 million and $2.9 million in proceeds from ESPP and share option purchases. These proceeds were partially offset by $10.7 million in principal payments on the Non-Recourse 2035 Notes and $6.3 million related to the repurchase of shares to satisfy tax withholding obligations.

Net cash provided by financing activities was $263.3 million for the six months ended June 30, 2020, consisting primarily of the sale of 5,500,000 ordinary shares for total net proceeds of $139.9 million and the issuance of our Non-Recourse 2035 Notes for total net proceeds of $374.7 million. A portion of the Non-Recourse 2035 Notes proceeds was used to repay, in full, the remaining $235.3 million outstanding balance of our Non-Recourse 2033 Notes and an $11.5 million redemption premium related to the payoff of the Non-Recourse 2033 Notes. In addition to the above, net cash inflow provided by financing activities was partially offset by the repurchase of shares to satisfy tax withholding obligations in the amount of $7.9 million.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2021.

Performance-Contingent Awards

We periodically grant performance-contingent awards to our employees. For the six months ended June 30, 2021, we recognized $0.6 million of aggregate share-based compensation expense and cash bonus expense related to these types of awards. As of June 30, 2021, the maximum remaining expense related to outstanding performance-contingent awards was $0.6 million which had performance expiration dates through June 2022.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of June 30, 2021, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2021 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2021, Innoviva filed a Verified Complaint in the Court of Chancery to confirm the arbitration award. On May 19, 2021, we submitted an answer to the Verified Complaint and filed a Motion to Modify the Arbitral Award. The parties filed a proposed stipulation to remand the motion to the arbitrator for his consideration, which the Court of Chancery granted. The parties submitted briefs to the arbitrator. The arbitrator’s decision on the motion is pending.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and six months ended June 30, 2021 and years ended December 31, 2020 and 2019, we recognized net losses of $52.4 million, $132.1 million, $278.0 million and $236.5 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.7 billion as of June 30, 2021. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur significant preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of izencitinib in ulcerative colitis, we initiated a Phase 2 induction study of izencitinib in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial. While our YUPELRI operations were profitable on a brand basis for the second half of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”) nor the terms of the Issuer II’s 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. Moreover, 75% of the income from our investment in TRC, as evidenced by the Issuer II Class C Units, is currently available only for payment of the Non-Recourse 2035 Notes and is not available to pay our other obligations or the claims of our other creditors. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Based on our review of publicly available filings, as of June 30, 2021, GSK beneficially owned 14.2% of our outstanding ordinary shares (although GSK, through a subsidiary, has issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 of our ordinary shares which, as of June 30, 2021, represented

14.2% of our outstanding ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, which include TRELEGY. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

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

As of June 30, 2021, we had $662.5 million in total long-term liabilities outstanding, comprised primarily of $380.0 million in net principal that remains outstanding under the Issuer II’s (defined below) Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2021, we owned 519 issued US patents and 2,307 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

Based on our review of publicly available filings, as of June 30, 2021, our three largest shareholders collectively owned 43.9% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2021, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: August 5, 2021	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)