Form 10-Q
period 2021-09-30
Theravance Biopharma, Inc.
filed 2021-11-08
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the number of the registrant’s outstanding ordinary shares was 73,698,388.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$121,424	$81,467
Short-term marketable securities	94,789	211,474
Receivables from collaborative arrangements	14,001	15,868
Amounts due from TRC, LLC	43,773	53,799
Prepaid clinical and development services	13,242	20,374
Other prepaid and current assets	9,943	10,359
Total current assets	297,172	393,341
Property and equipment, net	16,003	16,422
Operating lease assets	40,718	43,260
Equity in net assets of TRC, LLC	45,086	12,750
Restricted cash	833	833
Other assets	3,297	2,451
Total assets	$403,109	$469,057

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$8,900	$6,775
Accrued personnel-related expenses	8,635	35,238
Accrued clinical and development expenses	20,607	28,799
Accrued general and administrative expenses	3,854	6,048
Accrued interest payable	5,808	3,974
Current portion of non-recourse notes due 2035, net	12,530	19,334
Operating lease liabilities	1,016	9,867
Deferred revenue	2,902	11,523
Other accrued liabilities	1,830	2,013
Total current liabilities	66,082	123,571
Convertible senior notes due 2023, net	227,767	226,963
Non-recourse notes due 2035, net	375,570	372,873
Long-term operating lease liabilities	54,353	47,220
Long-term deferred revenue	320	348
Other long-term liabilities	2,609	1,833
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 73,698 and 64,328 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,370,402	1,222,818
Accumulated other comprehensive income	14	47
Accumulated deficit	(1,694,009)	(1,526,617)
Total shareholders’ deficit	(323,592)	(303,751)
Total liabilities and shareholders’ deficit	$403,109	$469,057

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue:
Collaboration revenue	$2,797	$7,261	8,649	19,381
Licensing revenue	—	—	—	1,500
Viatris collaboration agreement	10,397	10,996	31,716	32,246
Total revenue	13,194	18,257	40,365	53,127

Expenses:
Research and development (1)	43,739	67,371	162,431	195,788
Selling, general and administrative (1)	21,299	27,501	77,780	78,606
Restructuring and related expenses	1,771	—	1,771	—
Total expenses	66,809	94,872	241,982	274,394

Loss from operations	(53,615)	(76,615)	(201,617)	(221,267)
Income from investment in TRC, LLC	30,208	13,403	68,681	48,299
Interest expense	(11,742)	(11,573)	(35,227)	(32,905)
Loss on extinguishment of debt	—	—	—	(15,464)
Interest and other income (expense), net	(166)	1,235	771	2,033
Loss before income taxes	(35,315)	(73,550)	(167,392)	(219,304)
Provision for income tax benefit (expense)	7	(93)	—	(279)
Net loss	$(35,308)	$(73,643)	$(167,392)	$(219,583)

Net unrealized gain (loss) on available-for-sale investments	6	(158)	(33)	(23)
Total comprehensive loss	$(35,302)	$(73,801)	$(167,425)	$(219,606)

Net loss per share:
Basic and diluted net loss per share	$(0.48)	$(1.16)	$(2.46)	$(3.55)
Shares used to compute basic and diluted net loss per share	73,574	63,303	67,945	61,881

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Research and development	$6,956	$7,761	$22,192	$23,724
Selling, general and administrative	7,414	7,803	22,951	23,701
Total share-based compensation expense	$14,370	$15,564	$45,143	$47,425

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at June 30, 2021	73,470	$1	$1,358,318	$8	$(1,658,701)	$(300,374)
Employee share-based compensation expense	—	—	14,370	—	—	14,370
Issuance of restricted shares	391	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(163)	—	(2,286)	—	—	(2,286)
Net unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(35,308)	(35,308)
Balances at September 30, 2021	73,698	$1	$1,370,402	$14	$(1,694,009)	$(323,592)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	188	—	2,862	—	—	2,862
Employee share-based compensation expense	—	—	45,143	—	—	45,143
Issuance of restricted shares	1,978	—	—	—	—	—
Option exercises	—	—	5	—	—	5
Repurchase of shares to satisfy tax withholding	(501)	—	(8,606)	—	—	(8,606)
Net unrealized loss on marketable securities	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(167,392)	(167,392)
Balances at September 30, 2021	73,698	$1	$1,370,402	$14	$(1,694,009)	$(323,592)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at June 30, 2020	63,515	$1	$1,191,923	$280	$(1,394,540)	$(202,336)
Employee share-based compensation expense	—	—	15,564	—	—	15,564
Issuance of restricted shares	493	—	—	—	—	—
Option exercises	2	—	24	—	—	24
Repurchase of shares to satisfy tax withholding	(54)	—	(987)	—	—	(987)
Net unrealized loss on marketable securities	—	—	—	(158)	—	(158)
Net loss	—	—	—	—	(73,643)	(73,643)
Balances at September 30, 2020	63,956	$1	$1,206,524	$122	$(1,468,183)	$(261,536)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	57,015	1	1,024,614	145	(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Proceeds from ESPP purchases	168	—	2,545	—	—	2,545
Employee share-based compensation expense	—	—	47,425	—	—	47,425
Issuance of restricted shares	1,590	—	—	—	—	—
Option exercises	43	—	960	—	—	960
Repurchase of shares to satisfy tax withholding	(360)	—	(8,935)	—	—	(8,935)
Net unrealized loss on marketable securities	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	(219,583)	(219,583)
Balances at September 30, 2020	63,956	$1	$1,206,524	$122	$(1,468,183)	$(261,536)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net loss	$(167,392)	$(219,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,551	5,394
Amortization and accretion income, net	9	(1,023)
Share-based compensation	45,143	47,425
Amortization of right-of-use assets	2,758	2,213
Gain from lease modification	(1,863)	—
Undistributed earnings from TRC, LLC	(22,310)	(20,337)
Interest shortfall on 2035 notes, net	5,713	10,144
Loss on extinguishment of debt	—	15,464
Other	35	(42)
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	1,867	9,597
Prepaid clinical and development services	7,132	(18,025)
Other prepaid and current assets	(99)	(2,274)
Other assets	(1,006)	578
Accounts payable	2,206	2,133
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(36,573)	(178)
Accrued interest payable	1,834	132
Deferred revenue	(8,648)	(19,382)
Operating lease liabilities	443	2,021
Other long-term liabilities	776	265
Net cash used in operating activities	(165,424)	(185,478)

Investing activities
Purchases of property and equipment	(2,962)	(5,372)
Purchases of marketable securities	(104,774)	(337,556)
Maturities of marketable securities	221,400	281,318
Proceeds from the sale of marketable securities	—	19,928
Proceeds from the sale of property and equipment	6	35
Net cash provided by (used in) investing activities	113,670	(41,647)

Financing activities
Proceeds from the sale of ordinary shares, net	108,180	139,915
Proceeds from issuance of 2035 notes, net	—	380,000
Payment of issuance costs on 2035 notes	—	(5,326)
Principal payment on 2035 notes	(10,730)	—
Payment of redemption premium on 2033 notes	—	(11,470)
Principal payment on 2033 notes	—	(235,347)
Proceeds from ESPP purchases	2,862	2,545
Proceeds from option exercises	5	960
Repurchase of shares to satisfy tax withholding	(8,606)	(8,935)
Net cash provided by financing activities	91,711	262,342

Net increase in cash, cash equivalents, and restricted cash	39,957	35,218
Cash, cash equivalents, and restricted cash at beginning of period	82,300	58,897
Cash, cash equivalents, and restricted cash at end of period	$122,257	$94,115

Supplemental disclosure of cash flow information
Cash paid for interest	$25,967	$20,287
Cash (received) paid for income taxes, net	$(3,814)	$14

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Theravance Biopharma, Inc. (“Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development and commercialization of respiratory medicines. The Company’s core purpose is to create medicines that help improve the lives of patients suffering from respiratory illness.

Basis of Presentation

The Company’s condensed consolidated financial information as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2020 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”) as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards. ASU 2019-12 removes certain exceptions from Topic 740, Income Taxes, including (i) the exception to the incremental approach for intra period tax allocation when there is a loss from continuing operations and income or a gain from other items such as discontinued operations or other comprehensive income; (ii) the exception to accounting for outside basis differences of equity method investments and foreign subsidiaries; and (iii) the exception to limit the tax benefit recognized in interim periods in cases when the year-to-date losses exceed anticipated losses. ASU 2019-12 also simplifies GAAP in several other areas of Topic 740 such as (i) franchise taxes and other taxes partially based on income; (ii) step-up in tax basis goodwill considered part of a business combination in which the book goodwill was originally recognized or should be considered a separate transaction; (iii) separate financial statements of entities not subject to tax; and (iv) interim recognition of enactment of tax laws or rate changes. ASU 2019-12 became effective for annual reporting periods and interim periods within those years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The standard also enhances the consistency of earnings-per-share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings-per-share calculations. ASU 2020-06 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021, and early adoption is permitted. The Company does not currently expect ASU 2020-06 to have a material impact on its consolidated financial statements and related disclosures.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss	$(35,308)	$(73,643)	$(167,392)	$(219,583)
Denominator:
Weighted-average ordinary shares outstanding	73,574	63,717	68,021	62,361
Less: weighted-average ordinary shares subject to forfeiture	—	(414)	(76)	(480)
Weighted-average ordinary shares used to compute basic and diluted net loss per share	73,574	63,303	67,945	61,881
Basic and diluted net loss per share	$(0.48)	$(1.16)	$(2.46)	$(3.55)

For the three and nine months ended September 30, 2021 and 2020, diluted and basic net loss per share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Share issuances under equity incentive plans and ESPP	8,900	8,063	8,307	6,566
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	15,576	14,739	14,983	13,242

3. Revenue

Revenue from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Janssen	$2,788	$7,252	$8,621	$19,353
Other	9	9	28	28
Total collaboration revenue	$2,797	$7,261	$8,649	$19,381

All of the recognized revenues from the Company’s collaborative arrangements presented above were included in deferred revenue at the beginning of the respective periods.

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for izencitinib (formerly known as TD-1473) and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). The Company received an upfront payment of $100.0 million.

Under the terms of the Janssen Agreement, following the initial Phase 2 development period, including the completion of the Phase 2 Crohn’s study, Janssen has the right to obtain an exclusive license to develop and commercialize izencitinib and certain related back-up compounds by paying the Company $200.0 million. Upon any such election, the Company and Janssen would jointly develop and commercialize izencitinib in inflammatory intestinal diseases and share profits in the US and expenses related to Phase 3 development and registration activities (67% to Janssen; 33% to Theravance Biopharma). The Company would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and the Company would be eligible to receive additional milestone payments from Janssen. In August 2021, the Company completed a Phase 2b/3 (RHEA) induction and maintenance study of izencitinib in ulcerative colitis and announced that the study results did not meet its primary endpoint. Based on those results, the Company does not expect to receive any future milestone payments under the Janssen Agreement related to izencitinib. A Phase 2 (DIONE) study of izencitinib in Crohn’s disease is expected to be completed in the first quarter of 2022.

The Janssen Agreement was considered to be within the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”) and the Company identified research and development activities as its only performance obligation. The Company further determined that the transaction price under the arrangement was the $100.0 million upfront payment which was allocated to the single performance obligation.

The $200.0 million potential opt-in and other milestones payments were considered variable consideration and not included in the transaction price as they were all determined to be fully constrained under ASC 606. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control.

For the three and nine months ended September 30, 2021, the Company recognized $2.8 million and $8.6 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement. The remaining transaction price of $2.8 million, related to the $100.0 million upfront payment, was recorded in deferred revenue on the condensed consolidated balance sheets and will be recognized as collaboration revenue as the research and development services are delivered over the remaining Phase 2 development period which is currently expected to continue through the first quarter of 2022.

Collaboration revenue is recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). Consequently, delays in trial activity and/or changes to the total budget will impact the timing and amount of revenue recognized in any given reporting period. For the three and nine months ended September 30, 2021, the Company incurred $4.7 million and $18.3 million, respectively, in research and development costs related to the Janssen Agreement. For the three and nine months ended September 30, 2020, the Company incurred $9.8 million and $29.0 million, respectively, in research and development costs related to the Janssen Agreement. In future reporting periods, the Company will reevaluate the estimates related to its efforts towards satisfying the performance obligation and may record a change in estimate if deemed necessary.

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

As of September 30, 2021, the Company is eligible to receive from Viatris potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Viatris collaboration agreement - Amounts receivable from Viatris	$10,397	$10,996	$31,716	$32,246

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three and nine months ended September 30, 2021 of $13.8 million and $41.3 million, respectively, before deducting shared expenses.

For the three and nine months ended September 30, 2020, the Company’s implied 35% share of net sales of YUPELRI was $13.0 million and $36.4 million, respectively, before deducting shared expenses.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Janssen	$2,205	$1,461	$4,730	$4,231
Viatris	1,096	(57)	1,257	1,565
Total reduction to R&D expense, net	$3,301	$1,404	$5,987	$5,796

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

	September 30,
(In thousands)	2021	2020
Cash and cash equivalents	$121,424	$93,282
Restricted cash	833	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$122,257	$94,115

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The Company also maintains restricted cash for debt servicing of its 9.5% non-recourse 2035 notes. See “Note 6. Debt” for further information regarding the 9.5% non-recourse 2035 notes. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

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

Available-for-sale securities are summarized below:

		September 30, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$5,000	$—	$—	$5,000
Corporate notes	Level 2	4,800	6	—	4,806
Commercial paper	Level 2	94,978	4	—	94,982
Marketable securities		104,778	10	—	104,788
Money market funds	Level 1	80,836	—	—	80,836
Total		$185,614	$10	$—	$185,624

		December 31, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$75,036	$34	$—	$75,070
US government agency securities	Level 2	74,971	18	—	74,989
Corporate notes	Level 2	5,046	—	(1)	5,045
Commercial paper	Level 2	56,374	1	(5)	56,370
Marketable securities		211,427	53	(6)	211,474
Money market funds	Level 1	—	—	—	—
Total		$211,427	$53	$(6)	$211,474

As of September 30, 2021, all of the Company’s available-for-sale securities had contractual maturities within 6 months and the weighted-average maturity of marketable securities was approximately one month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and nine months ended September 30, 2021.

As of September 30, 2021, the Company did not have any available-for-sale debt securities with material unrealized losses. Available-for-sale debt securities with unrealized losses as of December 31, 2020 are summarized below:

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,045	$(1)	$—	$—	$5,045	$(1)
Commercial paper	39,375	(5)	—	—	39,375	(5)
Total	$44,420	$(6)	$—	$—	$44,420	$(6)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of September 30, 2021.

As of September 30, 2021, the Company’s accumulated other comprehensive income on its condensed consolidated balance sheets consisted of net unrealized gains on available-for-sale investments. For the three and nine months ended September 30, 2021, the Company did not sell any marketable securities, and for the nine months ended September 30, 2020, the Company sold marketable securities for total proceeds of $19.9 million and recognized a minimal net realized gain from the sales based on the specific identification method.

6. Debt

Debt consisted of the following liability components:

September 30,
(In thousands)	2021
9.5% Non-Recourse 2035 Notes:
Principal amount	$413,291
Less: 5% retained by the Company	(20,665)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(3,203)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,323)
388,100
3.25% Convertible 2023 Notes:
Principal amount	230,000
Unamortized debt issuance costs	(2,233)
227,767

Total debt	$615,867

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

The source of principal and interest payments for the Non-Recourse 2035 Notes are the future royalty payments generated from the TRELEGY program, and as a result, the holders of the Non-Recourse 2035 Notes have no recourse against the Company even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter are less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. During the three months ended September 30, 2021, $5.7 million of net interest shortfall was added to the net principal amount of the Non-Recourse 2035 Notes. While the holders of the Non-Recourse 2035 Notes have no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provide that the Company, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II. During the nine months ended September 30, 2021, the net principal amount of the Non-Recourse 2035 Notes decreased by $5.0 million which represented royalties received in excess of the interest payable through the respective payment date.

The Non-Recourse 2035 Notes are not convertible into Company equity and have no security interest in nor rights under any agreement with Glaxo Group Limited or one of its affiliates (“GSK”). The Non-Recourse 2035 Notes may be redeemed by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. The Non-Recourse 2035 Notes bear an annual interest rate of 9.5%, with interest and principal paid quarterly beginning June 5, 2020. Since the principal and interest payments on the Non-Recourse 2035 Notes are ultimately based on royalties from TRELEGY product sales, which will vary from quarter to quarter, the Non-Recourse 2035 Notes may be repaid prior to the final maturity date in 2035. Following the redemption or repayment of the Non-Recourse 2035 Notes, all TRELEGY-related pledged cash flows will revert to the Company.

The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of September 30, 2021, that are expected to be received from TRC and used to make a principal repayment on the Non-Recourse 2035 Notes within the next twelve months.

As of September 30, 2021, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $392.6 million and $384.8 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company had $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of September 30, 2021 with an estimated fair value of $212.8 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of September 30, 2021. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Leases

The Company leases approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030. In July 2021, the Company terminated approximately 8,000 square feet of office space in one of the buildings and returned the space to the building’s landlord for their use. The Company determined that the termination would be accounted for as a lease modification under ASC 842. As a result of the modification, the Company reduced the value of its operating lease assets and liabilities in the condensed consolidated balance sheets, as of September 30, 2021, by $1.1 million and $3.0 million, respectively, resulting in a gain of $1.9 million which partially offset operating expenses in the condensed consolidated statements of operations.

In July 2021, the Company also entered into a separate agreement under which it will sublease approximately 21,000 square feet of its South San Francisco office and laboratory space, beginning in October 2021. The sublease term will continue through September 2028. Under the terms of the sublease agreement, the Company will receive an initial monthly base rent of $0.1 million, with annual base rent increases of 3%, and the subtenant’s proportionate share of the building’s operating expenses. Beginning in October 2021, the Company will recognize the sublease income on a straight-line basis over the term of the sublease which will be reflected as a reduction in operating expenses in the condensed consolidated statements of operations.

8. Theravance Respiratory Company, LLC

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

For the three and nine months ended September 30, 2021, the Company recognized net royalty income of $30.2 million and $68.7 million, respectively, in the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.2 million and $3.2 million for the three and nine months ended September 30, 2021, respectively. The share of TRC expenses for the three and nine months ended September 30, 2021 was primarily comprised of TRC legal and related fees associated with the most recent arbitration between Innoviva, as the manager of TRC, and TRC and the Company (see below for more information regarding the arbitration).

For the three and nine months ended September 30, 2020, the Company recognized net royalty income of $13.4 million and $48.3 million, respectively. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.5 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2021, the Company also recognized a net unrealized gain of $0.1 million and $0.5 million, respectively, associated with the estimated fair market value of certain equity investments made by TRC.

As of September 30, 2021, the amounts due from TRC of $43.8 million were recorded as a current asset in the condensed consolidated balance sheets within “Amounts due from TRC, LLC”. In addition, the Company has recorded $45.1 million as a long-term asset within “Equity in net assets of TRC, LLC” in the condensed consolidated balance sheets which represented its share of TRC’s net assets including funds withheld by TRC for future investments.

TRC’s summarized income statement information is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Royalty revenue and gross profit	$35,585	$16,375	$84,055	$58,143
Income from continuing operations	35,391	15,768	80,244	56,785
Net income	$35,539	$15,768	$79,655	$56,822

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

Pursuant to the terms of the TRC LLC Agreement, Innoviva is required to deliver to the Company a draft quarterly financial plan 30 days prior to the end of each fiscal quarter covering the next fiscal quarter. While the LLC Agreement provides that Innoviva must consider in good faith any comments the Company provides, an applicable financial plan becomes effective 30 days after the draft plan is provided to the Company. If TRC identifies and consummates investments and incurs associated fees identified in a TRC quarterly plan, even over the Company’s objections, distributions by TRC to its members in subsequent quarters will be reduced.

The Company’s objections with regard to a TRC quarterly plan or other actions by TRC could result in additional legal proceedings between the Company, TRC and Innoviva, as was the case when the Company initiated arbitration proceedings against Innoviva and TRC in May 2019 and again in October 2020. Any such legal proceedings could divert the attention of management and cause the Company to incur significant costs, regardless of the outcome, which the Company cannot predict. If such proceedings were pursued, there can be no assurance that they would result in the Company receiving additional distributions from TRC. An adverse result could materially and adversely affect the funds that the Company would otherwise expect to receive from TRC in the future. See “Risk Factors—We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information regarding our economic interest in TRC, LLC.

9. Share-Based Compensation

The Company periodically grants performance-contingent share-based awards to employees. For the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.7 million, respectively, of share-based compensation expense related to these types of awards. As of September 30, 2021, the maximum remaining share-based compensation expense related to outstanding performance-contingent awards was $0.5 million which had performance expiration dates through June 2022. For the three and nine months ended September 30, 2020, the Company recognized $0.7 million and $3.1 million, respectively, of share-based compensation expense related to performance-contingent share-based awards.

10. Income Taxes

For the three months ended September 30, 2021, the Company recognized an income tax benefit of $7,000, and for the nine months ended September 30, 2021, the Company had no income tax expense. The income tax provisions for the three and nine months ended September 30, 2021 were primarily attributed the Company’s estimate of contingent liabilities for uncertain tax positions taken with respect to transfer pricing and tax credits for the reporting periods. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of September 30, 2021, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

The US continues to enact legislation in response to the COVID-19 pandemic, including the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act of 2021. The Company has considered the corporate income tax provisions included in these two acts and believes that they do not have a material impact on the Company’s provision for income tax expense for the three and nine months ended September 30, 2021.

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

12. Corporate Restructuring

Following recent unfavorable clinical results from the Company’s late-stage development programs, on September 15, 2021, the Company announced a strategic update and corporate restructuring (the “Restructuring”) to focus on leveraging its expertise in developing and commercializing respiratory therapeutics. As part of the Restructuring, the Company is reducing headcount by approximately 75% through a reduction in its workforce. Approximately 75% of the total reduction in workforce will take place by November 2021, and the remainder will be completed in February 2022.

The Company incurred the following Restructuring charges consisting of one-time severance payments and other employee-related separation costs which are being recognized ratably over the future service period:

	Three Months Ended
	September 30,
(In thousands)	2021	2020
Employee-related separation costs	$1,771	$—

Selected information relating to accrued restructuring, severance costs and one-time termination costs is as follows:

(In thousands)
Balance at December 31, 2020	$—
Net accruals	1,771
Cash paid	—
Balance at September 30, 2021	$1,771

Of the total $1.8 million in Restructuring charges recognized during the period, $1.0 million was related to R&D expenses and $0.8 million was related to selling, general and administrative expenses. The majority of cash payments for employee-related Restructuring charges are expected to be paid through the first quarter of 2022 and are primarily comprised of severance and other related costs. The Company estimates that it will incur total cash expenses of approximately $18.0 million to $20.0 million related to the Restructuring of which the majority will be incurred by the first quarter of 2022. The

Company will also incur non-cash charges relating to the acceleration of equity-awards during the fourth quarter of 2021 and the first quarter of 2022 for employees affected by the Restructuring.

The Company is also in the process of evaluating the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets which will be impacted by decisions to be finalized late in the fourth quarter of 2021. As of September 30, 2021, the Company did not recognize any impairment charges related to its long-lived assets as those amounts were deemed immaterial. The Company may also incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

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

Management Overview

Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development and commercialization of respiratory medicines. Our core purpose is to create medicines that help improve the lives of patients suffering from respiratory illness.

In pursuit of its purpose, we leverage decades of respiratory expertise to discover and develop transformational medicines that make a difference. These efforts have led to the development of FDA-approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our respiratory pipeline of internally discovered programs is targeted to address significant patient respiratory needs.

We have an economic interest in potential future payments from Glaxo Group or one of its affiliates (“GSK”) pursuant to our agreements with Innoviva, Inc. (“Innoviva”) relating to certain programs, including TRELEGY.

Strategic Actions to Focus on Respiratory Diseases

Given recent clinical results from our late-stage development programs which are further discussed in the Non-Respiratory Program Highlights section below, in September 2021, our board of directors approved a plan to focus our resources on our most promising respiratory programs and reduce the size of the Company in order to maximize shareholder value. The corporate restructuring (the “Restructuring”) will result in us reducing headcount by approximately 75%, an estimated 270 positions, through a reduction in our workforce. Approximately 75% of the total reduction in force will take place by November 2021, and the remainder will be completed in February 2022.

As a result of the Restructuring, we expect to realize estimated annualized operating expense savings of approximately $165.0 million in the year ending December 31, 2022 (excluding share-based compensation and any one-time costs related to strategic actions), and we estimate that we will incur cash expenses of approximately $18.0 million to $20.0 million related to the Restructuring. The majority of the Restructuring expenses will be incurred by the first quarter of 2022 and are primarily comprised of severance and other related costs. These estimates are subject to a number of assumptions, and actual amounts may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

The go-forward organization will leverage our expertise in developing and commercializing respiratory therapeutics. We intend to significantly narrow our R&D focus on our core respiratory assets, including a clinical study with Viatris Inc. (“Viatris”) intended to provide data to support a possible label update for YUPELRI, which would capture more of YUPELRI’s addressable market and further strengthen its competitive advantage, and investment in our inhaled Janus kinase inhibitor portfolio, with focus on our most advanced clinical candidate, nezulcitinib, initially targeting acute lung injury. We will also continue to explore strategic partnerships for both core and non-core assets to unlock value. All of these actions drive towards our goal to maximize shareholder value.

By implementing these strategic actions, we expect the Company to become sustainably cash flow positive beginning in the second half of 2022, and as our financial flexibility increases, we will work to optimize our capital structure in order to maximize total shareholder returns.

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

As part of our response to the ongoing COVID-19 pandemic, we have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The threat of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees, with the exception of key operations and lab personnel, since early March 2020. We have limited non-essential business travel, and we expect to continue to implement measures as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial sites and participants, the patients we serve, and other stakeholders in light of COVID-19.

Respiratory Program Highlights

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and our collaboration partner, Viatris formally launched our sales and marketing efforts in early 2019. YUPELRI has maintained profitability on a brand basis since the second half of 2020. However, YUPELRI’s growth trajectory was impacted by the COVID-19 pandemic, and we continue to observe increased volatility in YUPELRI sales through 2021. We continue to monitor the impact of the ongoing COVID-19 pandemic on demand for YUPELRI, including the duration and degree to which we may see declines in customer orders or delays in starting new patients on YUPELRI. At this time, we are unable to predict with certainty the ultimate disruptive impact of the ongoing COVID-19 pandemic on YUPELRI, but it is possible the pandemic may continue to put downward pressure on our sales. As a result, the observed sales volatility may continue for the remainder of 2021 and into 2022.

We and Viatris continue to supply YUPELRI to our patients and currently do not anticipate any interruptions in supply. In addition, we are tracking several key performance metrics to gauge success in building market acceptance, including formulary success and market access.

In August 2021, we announced that in collaboration with our partner Viatris, we are initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either YUPELRI delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients and is intended to support a possible label update for YUPELRI, which would capture more of YUPELRI’s addressable market and further strengthen its competitive advantage. We expect the study to initiate in December or January 2022.

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

Under the Viatris Agreement, as of September 30, 2021, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

Lung-selective, Nebulized Pan-Janus Kinase (JAK) Inhibitor (Nezulcitinib)

Nezulcitinib (formerly known as TD-0903) is a lung-selective, nebulized JAK inhibitor, in clinical development for the potential treatment of hospitalized patients with Acute Lung Injury (“ALI”) caused by COVID-19. We discovered nezulcitinib, and it has been shown in experimental murine models to have potent, broad inhibition of JAK-STAT signaling in the airways following challenges with multiple cytokines. Preclinical studies suggest that nezulcitinib has a high lung to plasma ratio and rapid metabolic clearance resulting in low systemic exposure, compatible with its lung selectivity. Nezulcitinib is administered via nebulized inhalation solution, which further enhances its lung selectivity. Preclinical pharmacodynamic studies indicate that nezulcitinib has an extended duration of action that should enable once daily dosing in humans.

We believe nezulcitinib has the potential to inhibit the cytokine storm associated with ALI and prevent progression to Acute Respiratory Distress Syndrome (“ARDS”). The first healthy volunteer was dosed in a Phase 1 study of nezulcitinib in April 2020, and in June 2020, we completed Phase 1 and entered a two-part Phase 2 study. Phase 2 was designed to evaluate the efficacy, safety, and tolerability of nezulcitinib in subjects with confirmed symptomatic COVID-19 hospitalized for symptomatic respiratory insufficiency. This study also evaluated the PK of nezulcitinib in these subjects. To expedite enrollment, we opened additional sites in other regions including Europe, the US, and South America.

We completed Phase 2, Part 1, a small sub-study of 25 patients intended to assess safety, PK and exploratory clinical measures of three doses of nezulcitinib versus placebo. Data showed that inhaled administration of nebulized nezulcitinib, once daily over seven days, was generally well-tolerated and showed a numerical trend towards improved clinical status, reduced hospital stay and resulted in fewer deaths compared to placebo during a 28-day observation period. Nezulcitinib also demonstrated evidence of improvements in several relevant inflammatory biomarkers and low systemic exposure at all doses. This demonstrates the lung-selective design features of the molecule.

Phase 2 Dose Finding study was a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose (3 mg) of nezulcitinib (selected based on the data from Part 1) as compared with placebo in 200 patients. In June 2021, we announced top-line results from our Phase 2 study of 3 mg once-daily nezulcitinib compared to placebo, each in combination with standard of care, which generally included steroids. The study did not meet the primary endpoint of number of Respiratory Failure-Free Days from randomization through Day 28 in the intent-to-treat population. The study also did not meet secondary endpoints, with no difference shown in change from baseline at Day 7 in SaO2/FiO2 ratio, proportion of patients in each category of the eight-point Clinical Status scale, or proportion of patients alive and respiratory failure-free at Day 28. However, nezulcitinib demonstrated a favorable trend in improvement when compared to placebo for 28-day all-cause mortality. In addition, in a post-hoc analysis of patients with C-reactive protein (“CRP”) <150 mg/L, there was an improvement in those treated with nezulcitinib when compared to placebo in 28-day all-cause mortality and in time to recovery while there was no difference in these outcomes in patients with CRP >150 mg/L. Nezulcitinib was generally well-tolerated, and we intend to further investigate its therapeutic potential as part of our newly focused respiratory portfolio.

Lung-selective Pan-JAK Inhibitor Program

TD-8236, an inhaled lung-selective pan-JAK inhibitor, demonstrated a high affinity for each of the JAK family of enzymes (JAK1, JAK2, JAK3 and TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. While orally-administered JAK inhibitors are currently approved for the treatment of a range of inflammatory diseases, no inhaled JAK inhibitor is approved for the treatment of airway disease, including asthma. The pan-JAK activity of TD-8236 suggests that it may impact a broad range of cytokines that have been associated both T2-high and T2-low asthma. Many moderate to severe asthma patients comprising both T2 phenotypes remain symptomatic despite being compliant on high doses of inhaled steroids. Importantly, TD-8236 was designed to distribute and exert its anti-inflammatory effect within the lungs following dry powder inhalation, with the potential to treat inflammation within that organ while minimizing systemic exposure. In preclinical assessments, TD-8236 has shown to potently inhibit targeted mediators of T2-high and T2-low asthma in human cells.

In September 2019, we announced positive results from a Phase 1 single-ascending dose and multiple-ascending dose clinical trial of TD-8236, an investigational, inhaled lung-selective pan-JAK inhibitor that has demonstrated a high affinity for each of the JAK family of enzymes (JAK1, JAK2, JAK3 and TYK2) that play a key role in cytokine signaling. The Part C extension portion of the Phase 1 trial, assessing additional biomarkers in patients with moderate to severe asthma, demonstrated that biomarkers of JAK target engagement (including exhaled nitric oxide and pSTAT1 and pSTAT6 in cellular fractions of bronchoalveolar lavage fluid) were reduced after 7 days of once-daily dosing at a dose level of 1500 µg. In December 2019, we announced the initiation of a Phase 2 allergen challenge study of TD-8236 in mild allergic asthma patients, and we reported results of the Phase 1C study in the third quarter of 2020. TD-8236 is the first JAK inhibitor to be studied in a Phase 2a Lung Allergen Challenge (“LAC”) study, but inconsistent with our expectations, it had no impact on decrease in lung function (FEV1) following allergen inhalation after 14 days of once-daily dosing at dose levels of 150 µg and 1500 µg compared to placebo and did not meet the primary study objective. The collective data set (preclinical, Phase 1, Phase 2a) demonstrates TD-8236 engages the JAK mechanism at a dose of 1500 µg as evidenced by the reduction in FeNO and reductions in pSTAT, but does not protect against the lung function decline seen after allergen inhalation.

After completing additional analysis on TD-8236 gene signature and biomarker data from the Phase 1C study, we found that the data are consistent with target engagement in the lung. However, based on our current understanding of TD-8236, we have decided to pause the clinical program for this compound in its current form and apply our learnings to refining and expanding molecules in our portfolio of inhaled JAK inhibitors. We expect to proceed into the clinic with the next generation compound after securing a strategic partnership.

The robust body of scientific evidence from TD-8236 and nezulcitinib programs provide confidence for us to continue the lung-selective inhaled JAK inhibitor program for asthma. The full data set for TD-8236 will be presented at future scientific meetings.

Non-Core Asset Highlights

The key operational activities for all izencitinib and ampreloxetine studies will be completed by the end of the first quarter of 2022.

Ampreloxetine (TD-9855)

Ampreloxetine is an investigational, once-daily norepinephrine reuptake inhibitor (“NRI”) that we were developing for the treatment of patients with symptomatic neurogenic orthostatic hypotension (“nOH”). nOH is caused by primary autonomic failure conditions, including multiple system atrophy, Parkinson’s disease and pure autonomic failure. The compound has high affinity for binding to norepinephrine transporters. By blocking the action of these transporters, ampreloxetine causes an increase in extracellular concentrations of norepinephrine. Ampreloxetine is wholly owned by Theravance Biopharma.

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in study in early 2019. The Phase 3 program consists of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of patient response of ampreloxetine. The third, non-pivotal study (OAK), was designed to allow patients who completed REDWOOD to have continued access to ampreloxetine for up to three and half years.

In September 2021, we reported that the SEQUOIA Phase 3 clinical study did not meet its primary endpoint. Most treatment-related adverse events were mild or moderate in severity. Serious adverse events occurred in two patients on placebo and four on ampreloxetine and none were considered related to the study drug. No deaths were reported, and there was no signal for supine hypertension. Study activities for the ampreloxetine Phase 3 program will be completed by the end of the first quarter of 2022. We plan to share top-line results from REDWOOD and present the data from the Phase 3 programs at future scientific forums.

Gut-selective Pan-JAK Inhibitor Program (Izencitinib)

JAK inhibitors function by inhibiting the activity of one or more of the Janus kinase family of enzymes (JAK1, JAK2, JAK3, TYK2) that play a key role in cytokine signaling. Inhibiting these JAK enzymes interferes with the JAK/STAT signaling pathway and, in turn, modulates the activity of a wide range of pro-inflammatory cytokines. JAK inhibitors are currently approved for the treatment of rheumatoid arthritis, myelofibrosis, atopic dermatitis, and ulcerative colitis and have demonstrated therapeutic benefit for patients with Crohn’s disease. However, these products are known to have side effects based on their systemic exposure. With izencitinib, our goal was to develop an orally administered, gut-selective pan-JAK inhibitor specifically designed to distribute adequately and predominantly to the tissues of the intestinal tract, treating inflammation in those tissues while minimizing systemic exposure.

Based on positive results from a Phase 1b exploratory study in ulcerative colitis and following dialogues with the FDA and European Medicines Agency (“EMA”) regarding study design, we advanced izencitinib into two clinical studies in inflammatory intestinal diseases. The Phase 2 (DIONE) study was a twelve-week randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of patients with Crohn’s disease, which began dosing patients in late 2018. The Phase 2b/3 (RHEA) study was a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of eight weeks induction and 44 weeks maintenance therapy in patients with ulcerative colitis, which began dosing patients in early 2019.

In August 2021, we reported that the Phase 2b/3 (RHEA) study did not meet its primary endpoint of change in the total Mayo score or the key secondary endpoint of clinical remission at week 8, relative to placebo. There was a small dose-dependent increase in clinical response measured by the adapted Mayo score, which was driven by a reduction in rectal bleeding.

At all doses, izencitinib was well-tolerated when administered orally once daily for 8 weeks; adverse event rates were similar among patients receiving izencitinib and placebo. There were no instances of perforation, opportunistic infection, major cardiovascular or thromboembolic event, complicated zoster, or non-melanoma skin cancer in patients receiving izencitinib. There were no notable changes in lab values including creatine phosphokinase and lipids in patients receiving izencitinib relative to placebo. Plasma exposure of izencitinib was low, consistent with expectations for a gut-selective medicine. We plan to present the study results at a future scientific forum. The Phase 2 study in Crohn’s disease with izencitinib has completed enrollment with top-line results expected in the first quarter of 2022. We plan to share top-line results and present the data from this program at a future scientific forum.

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

We were developing izencitinib and TD-5202 in collaboration with Janssen as part of the companies’ global co-development and commercialization agreement for novel, gut-selective JAK inhibitors.

Janssen Biotech Collaboration

In February 2018, we announced a global co-development and commercialization agreement with Janssen for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. Under the terms of the agreement, we received an upfront payment of $100.0 million and will be eligible to receive up to an additional $900.0 million in potential payments, inclusive of a potential opt-in payment following completion of the Phase 2 Crohn’s disease study and the Phase 2b induction portion of the ulcerative colitis study. At that time, Janssen can elect to obtain an exclusive license to develop and commercialize izencitinib and certain related compounds by paying us a fee of $200.0 million. Considering recent unfavorable Phase 2b ulcerative colitis study results, we have excluded the $200.0 million opt-in payment in our assumptions and forecasts.

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

TRELEGY (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US, European Union (“EU”), and other countries for the long-term, once-daily, maintenance treatment of patients with COPD. We hold an 85% economic interest in the royalties payable by GSK to TRC on worldwide net sales (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) through our interest in TRC. Those royalties are upward-tiering from 6.5% to 10%, resulting in cash flows to us of approximately 5.5% to 8.5% of worldwide net sales of TRELEGY (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). Theravance Biopharma is not responsible for any of GSK’s costs related to the development or commercialization of TRELEGY.

Additionally, GSK and Innoviva conducted a Phase 3 (CAPTAIN) study of TRELEGY in patients with asthma. In May 2019, GSK and Innoviva announced that the study had met its primary endpoint, and in October 2019, GSK announced it had filed a sNDA with the FDA seeking an additional indication for the use of once-daily, single-inhaler triple therapy, TRELEGY, for the treatment of asthma in adults. The FDA approved the asthma sNDA in September 2020 making

TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK has obtained approval for the asthma indication in ten additional markets. TRELEGY is currently expected to generate global peak sales exceeding $3.0 billion annually.

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

Pursuant to the terms of the LLC Agreement, Innoviva is required to deliver to us a draft quarterly financial plan 30 days prior to the end of each fiscal quarter covering the next fiscal quarter. While the LLC Agreement provides that Innoviva must consider in good faith any comments the Company provides, an applicable financial plan becomes effective 30 days after the draft plan is provided to the Company. If TRC identifies and consummates investments and incurs associated fees identified in a TRC quarterly plan, even over the Company’s objections, distributions by TRC to its members in subsequent quarters will be reduced.

Our objections with regard to a draft TRC quarterly plan or other actions by TRC could result in additional legal proceedings between us, TRC and Innoviva, as was the case when we initiated arbitration proceedings against Innoviva and TRC in May 2019 and again in October 2020. Any such legal proceedings could divert the attention of management and cause us to incur significant costs, regardless of the outcome, which we cannot predict. If such proceedings were pursued, there can be no assurance that they would result in us receiving additional distributions from TRC. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future. See “Risk Factors—We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for additional information.

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

Research Projects

Our research projects leverage years of experience in developing lung-selective medicines to address the needs of patients suffering from respiratory illness. As a result of our strategic restructuring announced in September 2021, we intend to streamline and narrow our R&D focus on our highest value core respiratory opportunities. This would include the peak inspiratory flow rate (“PIFR”) clinical study, in partnership with Viatris, to support the label update of YUPELRI and continued investment in our investigational inhaled Janus kinase inhibitor portfolio, with focus on the most advanced clinical candidate, nezulcitinib, initially targeting acute lung injury. In order to implement this plan, we will halt the development of all non-respiratory disease related programs except that we will close out the izencitinib Phase 2 Crohn’s disease study and the ampreloxetine Phase 3 REDWOOD study.

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

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Collaboration revenue	$2,797	$7,261	$(4,464)	(61)%	$8,649	$19,381	$(10,732)	(55)%
Licensing revenue	—	—	—	—	—	1,500	(1,500)	NM
Viatris collaboration agreement	10,397	10,996	(599)	(5)	31,716	32,246	(530)	(2)
Total revenue	$13,194	$18,257	$(5,063)	(28)%	$40,365	$53,127	$(12,762)	(24)%

NM: Not Meaningful

Collaboration revenue decreased by $4.5 million and $10.7 million for the three and nine months ended September 30, 2021 compared to the same periods in 2020. Collaboration revenue was primarily comprised of revenue recognized related to the $100.0 million upfront payment received in 2018 pursuant to the Janssen collaboration agreement that was entered into in February 2018. Janssen collaboration revenue is recognized for the research and development services we performed during the period based on a measure of our efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budgeted costs). The $4.5 million and $10.7 million decreases in collaboration revenue compared to the prior year periods reflect the reduction of costs incurred to satisfy the remaining performance obligation related to the recently completed izencitinib Phase 2 study for ulcerative colitis and the expected completion of the izencitinib Phase 2 study for Crohn’s disease in the first quarter of 2022.

Licensing revenue decreased by $1.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. The $1.5 million recognized in the prior year period represented the achievement of a non-recurring milestone related to the acceptance of a clinical trial application associated with our Viatris agreement for the commercialization and development rights of nebulized revefenacin in China and adjacent territories.

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

For the three and nine months ended September 30, 2021, we recognized $10.4 million and $31.7 million, respectively, in revenue from the Viatris collaboration agreement for YUPELRI which represented the receivables due from Viatris during the periods. While Viatris records the total net sales of YUPELRI within its financial statements, Viatris collaboration agreement revenue includes our implied 35% share of net sales of YUPELRI for the three and nine months ended September 30, 2021 of $13.8 million and $41.3 million, respectively. Demand doses for YUPELRI increased 1% in the third quarter of 2021 compared to the second quarter 2021 and increased 21% in the third quarter of 2021 compared to the third quarter of 2020. While institutions in some parts of the country are allowing more in-person access, in-person engagements remain below pre-pandemic levels. Total prescription volumes continue to grow across most specialties with volumes heading toward parity with 2020. However, prescription volumes in pulmonology remain below pre-pandemic levels.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Employee-related	$7,506	$15,979	$(8,473)	(53)%	$39,521	$45,285	$(5,764)	(13)%
Share-based compensation	6,956	7,761	(805)	(10)	22,192	23,724	(1,532)	(6)
External-related	23,693	35,759	(12,066)	(34)	78,551	101,556	(23,005)	(23)
Facilities, depreciation and other allocated expenses	5,584	7,872	(2,288)	(29)	22,167	25,223	(3,056)	(12)
Total research & development	$43,739	$67,371	$(23,632)	(35)%	$162,431	$195,788	$(33,357)	(17)%

R&D expenses decreased by $23.6 million and $33.4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020, and the decreases were across all R&D categories. External-related expenses decreased by $12.1 million and $23.0 million for three and nine months ended September 30, 2021, respectively, and was the largest contributor to the total R&D expense decrease. The decreases in external-related expenses were primarily due to the completion, or-near completion, of expenses related to our priority programs. The decreases across the remaining R&D categories were primarily due to the Restructuring announced in September 2021 which included a significant reduction in employee-related expenses of $8.5 million and $5.8 million for the respective three and nine month periods and was primarily related to the reversal of the annual corporate bonus. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $3.3 million and $6.0 million for three and nine months ended September 30, 2021, respectively, and $1.4 million and $5.8 million for the three and nine months ended September 30, 2020, respectively.

As a result of the Restructuring, we expect our R&D expenses to significantly decrease over the next 12 months.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the comparable periods in the prior year, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Selling, general and administrative	$21,299	$27,501	$(6,202)	(23)%	$77,780	$78,606	$(826)	(1)%

Selling, general and administrative expenses decreased by $6.2 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The $6.2 million decrease for the three months ended September 30, 2021, was primarily attributed to a reduction in employee-related expenses resulting from the reversal of the annual corporate bonus due to the Restructuring and a reduction in external-related services. Although the $0.8 million decrease for the nine month period ended September 30, 2021 also included a reduction in employee-related expenses resulting from the annual corporate bonus reversal, the reduction was offset by an increase in external-related expenses primarily due to legal costs related to the TRC arbitration. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $7.4 million and $23.0 million for the three and nine months ended September 30, 2021, respectively, and $7.8 million and $23.7 million for the three and nine months ended September 30, 2020, respectively.

We lease approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030. In July 2021, we terminated approximately 8,000 square feet of office space in one of the buildings and returned the space to the building’s landlord for their use. We determined that the termination would be accounted for as a lease modification under the applicable accounting guidance. As a result of the modification, we adjusted the value of our operating lease assets and liabilities in our condensed consolidated balance sheets, as of September 30, 2021, resulting in a gain of $1.9 million. The $1.9 million gain was offset against facility expenses during the three and nine months ended September 30, 2021 and included within selling, general and administrative expenses and partially allocated to R&D expenses above.

As a result of the Restructuring, we expect our selling, general and administrative expenses to significantly decrease over the next 12 months.

Restructuring and Related Expenses

We incurred the following Restructuring charges consisting of one-time severance payments and other employee- related separation costs which are being recognized ratably over the future service period:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2021	2020	$	%		2021	2020	$	%
Restructuring and related expenses	$1,771	$—	$1,771	NM	%	$1,771	$—	$1,771	NM	%

We estimate that we will incur total cash expenses of approximately $18.0 million to $20.0 million related to the Restructuring. These expenses are primarily comprised of employee-related severance and other related costs, and the majority of these expenses are expected to be incurred and paid through the first quarter of 2022. We will also incur non-cash charges relating to the acceleration of equity-awards during the fourth quarter of 2021 and the first quarter of 2022 for employees affected by the Restructuring.

We are also in the process of evaluating the impact of the Restructuring on the carrying value of our long-lived assets, such as property and equipment and operating lease assets. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to our long-lived assets which will be impacted by decisions to be finalized late in the fourth quarter of 2021. As of September 30, 2021, we did not recognize any impairment charges related to its long-lived assets as those amounts were deemed immaterial. We may also incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Income from investment in TRC, LLC	$30,208	$13,403	$16,805	125%	$68,681	$48,299	$20,382	42%

The income from investment in TRC, LLC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters).

Income from investment in TRC, LLC increased by $16.8 million and $20.4 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 which included $8.5 million representing our share of the one-time fee that GSK paid to TRC upon termination of the MABA program in June 2020.

The $30.2 million and $68.7 million of TRC income for the three and nine months ended September 30, 2021, respectively, were recorded net of our share of TRC expenses of $0.2 million and $3.2 million, respectively. Our share of TRC expenses for the nine months ended September 30, 2021 was primarily comprised of TRC’s legal and related expenses associated with the arbitration between Innoviva and TRC and us. Our share of TRC expenses was $0.5 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

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

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes and the Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
9.5% Non-recourse notes due 2035	$(9,606)	$(9,437)	$(169)	2%	$(28,817)	$(26,495)	$(2,322)	9%
3.25% Convertible senior notes due 2023	(2,136)	(2,136)	—	—	(6,410)	(6,410)	—	—
Total interest expense	$(11,742)	$(11,573)	$(169)	1%	$(35,227)	$(32,905)	$(2,322)	7%

Interest expense increased by $2.3 million for the nine months ended September 30, 2021 and was relatively unchanged for the three months ended September 30, 2021, compared to the same periods in 2020. The $2.3 million increase was primarily attributed to additional interest expense incurred in the current year related to an increase in principal balance of the Non-Recourse 2035 Notes. The increase in principal balance resulted from the February 2020 re-financing of the Non-Recourse 2033 Notes and interest payment shortfalls added to the principal balance as of the applicable interest payment dates.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Interest and other income (expense), net	$(166)	$1,109	$(1,275)	(115)%	$771	$3,643	$(2,872)	(79)%
Costs related to GSK offering	—	126	(126)	NM	—	(1,610)	1,610	NM
Total interest and other income (expense), net	$(166)	$1,235	$(1,401)	113%	$771	$2,033	$(1,262)	(62)%

NM: Not Meaningful

Interest and other income (expense), net, decreased by $1.3 million and $2.9 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The decreases were primarily due to higher investment balances in the prior year period following the issuance of the Non-Recourse 2035 Notes in February 2020, lower investment yields in the current periods, and an increase in foreign currency losses in the current periods.

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

Provision for Income Tax Benefit (Expense)

The provision for income tax benefit (expense), as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2021	2020	$	%	2021	2020	$	%
Provision for income tax benefit (expense)	$7	$(93)	$100	(108)%	$—	$(279)	$279	(100)%

For the three and nine months ended September 30, 2021, the provision for income tax expense decreased by $0.1 million and $0.3 million, respectively, compared to the same periods in 2020. Although we incurred operating losses on a consolidated basis for each reporting period, we did not record a provision for income taxes for the nine months ended September 30, 2021 due to our lower estimate of the uncertain tax positions taken with respect to transfer pricing and tax credits in comparison to the nine months ended September 30, 2020. Our provision for income tax expense differs from the expected statutory rate due to the valuation allowance on deferred tax assets

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

To date, we have financed our operations primarily through public offerings of equity securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of September 30, 2021, we had $216.2 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). Also, as of September 30, 2021, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $392.6 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

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

In September 2021, we announced the Restructuring to focus capital resources on our respiratory programs, resulting in an approximate 75% reduction in workforce to significantly reduce operational costs and preserve capital. Approximately 75% of the total reduction in workforce will take place by November 2021, and the remainder will be completed in February 2022. We expect to incur a one-time Restructuring charge of approximately $18.0 million to $20.0 million which will include severance and other-related cash payments. The majority of the Restructuring charge will be paid by the first quarter of 2022.

As a result of the Restructuring, we expect to realize estimated annualized operating expense savings of approximately $165.0 million in the year ending December 31, 2022 (excluding share-based compensation and any one-time costs related to strategic actions), and we expect to be sustainably cash flow positive beginning in the second half of 2022 primarily achieved through our reduced cash expenditures in light of the Restructuring and the focus on our respiratory assets. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

Despite the Restructuring, we may continue to incur net losses over the next several years due to expenditures relating to our continuing respiratory drug discovery efforts, preclinical and clinical development of our current respiratory product candidates and commercialization costs relating to YUPELRI. In particular, to the extent we advance our respiratory product candidates into and through later-stage clinical studies without a partner, we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to grow our respiratory development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones.

Our new strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the COVID-19 pandemic, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of any approved products, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

We may seek to obtain additional financing in the form of public or private equity offerings, debt financing or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us.

Without adequate financial resources to fund our expected future operations, we may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or, as we have recently announced in September 2021, we may need to delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. In addition, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Nine Months Ended
	September 30,
(In thousands)	2021	2020	Change
Net cash used in operating activities	$(165,424)	$(185,478)	$20,054
Net cash provided by (used in) investing activities	113,670	(41,647)	155,317
Net cash provided by financing activities	91,711	262,342	(170,631)

Cash flows used in operating activities

Net cash used in operating activities was $165.4 million for the nine months ended September 30, 2021, consisting of a net loss of $167.4 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $34.0 million and a net decrease in cash resulting from changes in operating assets and liabilities of $32.0 million.

Net cash used in operating activities was $185.5 million for the nine months ended September 30, 2020, consisting of a net loss of $219.6 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $59.2 million and a net decrease in cash resulting from changes in operating assets and liabilities of $25.1 million.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities was $113.7 million for the nine months ended September 30, 2021, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $116.6 million and partially offset by $3.0 million used for the purchase of property and equipment.

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

Cash flows provided by financing activities

Net cash provided by financing activities was $91.7 million for the nine months ended September 30, 2021, consisting of the sale of 7,705,000 ordinary shares for total net proceeds of $108.2 million and $2.8 million in proceeds from ESPP and share option purchases. These proceeds were partially offset by $10.7 million in principal payments on the Non-Recourse 2035 Notes and $8.6 million related to the repurchase of shares to satisfy tax withholding obligations.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2021.

Performance-Contingent Awards

We periodically grant performance-contingent awards to our employees. For the nine months ended September 30, 2021, we recognized $0.7 million of aggregate share-based compensation expense and cash bonus expense related to these types of awards. As of September 30, 2021, the maximum remaining expense related to outstanding performance-contingent awards was $0.5 million which had performance expiration dates through June 2022.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021. However, as a result of the Restructuring, we anticipate that our future contractual obligations and commercial commitments will decrease significantly, and we will disclose updated information in our upcoming Annual Report on Form 10-K for the year ending December 31, 2021.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of September 30, 2021, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2021 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2021, Innoviva filed a Verified Complaint in the Court of Chancery to confirm the arbitration award. On May 19, 2021, we submitted an answer to the Verified Complaint and filed a Motion to Modify the Arbitral Award. The parties filed a proposed stipulation to remand the motion to the arbitrator for his consideration, which the Court of Chancery granted. The parties submitted briefs to the arbitrator. On August 6, 2021, the arbitrator issued a modified final award, which did not materially affect any of the arbitrator’s ultimate conclusions. The modified award was confirmed by the Court of Chancery on September 16, 2021.

ITEM 1A.  RISK FACTORS

The risks described below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;

●	We do not control TRC and, in particular, have no control over the GSK Partnered Respiratory Programs, including TRELEGY, or access to non-public information regarding the development of the GSK Partnered Respiratory Programs;
●	If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including TRELEGY, our business will be harmed, and the price of our securities could fall;
●	Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall;
●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;
●	If sufficient capital is not available, we may have to further curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us;
●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned; and
●	Our ongoing drug discovery and development efforts might not generate additional successful product candidates or approvable drugs.

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the three and nine months ended September 30, 2021 and years ended December 31, 2020 and 2019, we recognized net losses of $35.3 million, $167.4 million, $278.0 million and $236.5 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.7 billion as of September 30, 2021. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of izencitinib in ulcerative colitis, we initiated a Phase 2 induction study of izencitinib in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial and, as there was the unfavorable outcome in two of the studies, the compounds are unlikely to generate substantial revenues. While our YUPELRI operations were profitable on a brand basis for the second half of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

●	our earlier stage potential products move into later-stage clinical development, which is generally more expensive than early stage development;

●	additional preclinical product candidates are selected for clinical development;
●	we pursue clinical development of our potential or current products in new indications;
●	our clinical trials become more complicated due to the COVID-19 pandemic or other external factors;
●	we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

While we are generating revenues from (i) sales of YUPELRI, (ii) our economic interest in royalties from net sales of TRELEGY paid to TRC (63.75% of which amounts are used to make payments on the Non-Recourse 2035 Notes), (iii) payments under collaboration agreements, and (iv) minor royalties from the net sales of VIBATIV, we do not expect to generate significant revenues or become profitable in the near future. As a result of the COVID-19 pandemic (defined below), we could experience declines in revenues from these sources. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive for the foreseeable future.

In the absence of substantial licensing payments, contingent payments or other revenues from third-party collaborators, royalties on sales of products licensed under our intellectual property rights, or other sources of revenues, we will continue to incur operating losses and will require additional capital to execute our business strategy. The likelihood of reaching, and the time required to reach, and then to sustain, profitability are highly uncertain. As a result, we expect to continue to incur substantial losses for the foreseeable future. We are uncertain when or if we will ever be able to achieve or sustain profitability. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

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

In addition, we expect sales cycles, particularly for new customers, to continue to be impacted as a result of the COVID-19 pandemic, and we have observed continued volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting, where healthcare workers are prioritizing the treatment of patients with or suspected of COVID-19 disease. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. In August 2020, we began reengaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. Customer orders or new patient use of YUPELRI may decline as a result of, among other things, a shift in our marketing efforts to more remote communication methods, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk procedure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for continued volatility as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

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

The spread of COVID-19 has caused us to modify our business practices and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. Even after the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its global economic impact.

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

We have no access to non-public information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including TRELEGY, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our ownership interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate required quality, safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

●	disappointing or lower than expected sales of TRELEGY;
●	the emergence of new closed triple or other alternative therapies or any developments regarding competitive therapies, including comparative price or efficacy of competitive therapies;
●	disputes between GSK and Innoviva or between us and Innoviva, such as our 2019 arbitration and the arbitration with Innoviva that was completed in early 2021 (See Part II, Item 1 “Legal Proceedings”), each of which concern the withholding of royalty payments we believe are due to us under the TRC LLC Agreement;
●	GSK deciding to modify, delay or halt the TRELEGY program;
●	the FDA and/or other national or foreign regulatory authorities determining that any of the studies under the TRELEGY program does not demonstrate the required quality, safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the program;
●	any adverse effects resulting from the COVID-19 pandemic;
●	any safety, efficacy or other concerns regarding the TRELEGY program or any GSK-Partnered Respiratory Program in which we have a substantial economic interest; or
●	any particular FDA requirements or changes in FDA policy or guidance regarding the TRELEGY program or any other GSK-Partnered Respiratory Program or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of September 30, 2021, GSK beneficially owned 13.1% of our outstanding ordinary shares (although GSK, through a subsidiary, has issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 of our ordinary shares which, as of September 30, 2021, represented 13.1% of our outstanding ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, which include TRELEGY. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

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

We may object to the withholding of funds in the future on the basis that such withholding is in violation of the terms of the TRC LLC Agreement, as interpreted by the 2019 and 2021 arbitration rulings, or otherwise, and such objection could result in additional legal proceedings between us, TRC and Innoviva. Any such legal proceedings could divert the attention of management and cause us to incur significant costs, regardless of the outcome, which we cannot predict. An adverse result could materially and adversely affect the funds that our affiliates would otherwise expect to receive from TRC in the future and thus have a material adverse effect on our business, financial condition, and results of operations..

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The commencement and completion of clinical studies for our product candidates may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of effectiveness of product candidates during clinical studies;
●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidates or their formulation into medicines;
●	insufficient capital to continue our development programs, some of which are which are expensive;
●	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates or partner decisions not to maintain a partnership with us;
●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;
●	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;
●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;
●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines, including as a result of any class-based risks that emerge as an area of FDA or other regulatory agency focus;
●	challenges related to the COVID-19 pandemic, including with recruitment and/or progressing patients through studies;
●	failure of our partners to advance our product candidates through clinical development;
●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and
●	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe or efficacious, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint and in September 2021 we announced that our Phase 3 study for ampreloxetine did not meet its primary endpoint.

In July 2019, the FDA issued a Boxed Warning for a systemically active pan-JAK inhibitor, calling out an increased risk of pulmonary embolism and death following the results of a safety study in patients with rheumatoid arthritis. We are planning to develop certain pan-JAK inhibitors that are designed to remain organ-selective so that they do not become systemically active in order to minimize the risk of side effects. It is unknown at this time what, if any, additional requirements the FDA may put in place with respect to the development of JAK inhibitors generally or what other future FDA actions may have on the prospects for JAK inhibitors. Delays or adverse developments or results or perceived adverse developments or results relating to JAK inhibitors could harm our business and could cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

●	the FDA and/or other regulatory authorities determining that additional non-clinical or clinical studies are required with respect to our JAK inhibitor programs;
●	safety, efficacy or other concerns relating to our JAK inhibitor programs or JAK inhibitors under development or commercialized by other companies;
●	the FDA determining that class-based warnings are required for JAK inhibitors generally; or
●	any change in FDA policy or guidance regarding JAK inhibitors.

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

If sufficient capital is not available, we may have to further curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “Restructuring”) to focus on leveraging our expertise in developing and commercializing respiratory therapeutics, including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements.

We may need to raise additional capital in the future to, among other things:

●	fund our discovery efforts and research and development programs;
●	fund our commercialization strategies for any approved products and to prepare for potential product approvals;
●	support our independent sales and marketing organization and medical affairs team;
●	support our additional investments in YUPELRI, including post-marketing clinical studies;
●	progress any additional product candidates into later-stage development without funding from a collaboration partner;
●	progress mid-to-late stage product candidates into later-stage development, if warranted;
●	respond to competitive pressures; and
●	acquire complementary businesses or technologies.

Our future capital needs depend on many factors, including:

●	the scope, duration and expenditures associated with our discovery efforts and research and development programs;
●	continued scientific progress in these programs;
●	the extent to which we encounter technical obstacles in our research and development programs;
●	the outcome of potential licensing or partnering transactions, if any;
●	competing technological developments;
●	the extent of our proprietary patent position in any approved products and our product candidates;

●	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
●	the scope and extent of the expansion of our sales and marketing efforts;
●	potential litigation and other contingencies; and
●	the regulatory approval process for our product candidates.

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

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”) nor the terms of the Issuer II’s 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. Moreover, 75% of the income from our investment in TRC, as evidenced by the Issuer II Class C Units, is currently available only for payment of the Non-Recourse 2035 Notes and is not available to pay our other obligations or the claims of our other creditors. Additionally, the conversion price of our Convertible Senior 2023 Notes is $34.45 per share. If the trading price of our ordinary shares does not exceed this amount, we would be required to repay or refinance the Convertible Senior 2023 Notes, and we can’t assure you that we would be able to do so. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Clinical studies involving our product candidates may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. For example, despite promising early stage studies, we recently announced that two late stage clinical programs failed to meet their primary endpoints and we now no longer plan to continue to pursue the development programs for those compounds as planned.

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. As our clinical studies for two of our current product candidates suggested that our product candidates were not efficacious in the indications we were investigating, we choose to cease development of these product candidates and are currently winding down our development programs for these product candidates. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

As of September 30, 2021, we had $660.6 million in total long-term liabilities outstanding, comprised primarily of $380.1 million in net principal that remains outstanding under the Issuer II’s (defined below) Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

We may fail to achieve the expected cost savings and related benefits from our September 2021 Restructuring.

In September 2021, our Board approved a plan to restructure the Company’s business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Upon the completion of this Restructuring, our management and employees will be primarily focused on managing our most promising respiratory programs and the size of the Company will be reduced. As part of the Restructuring, we will eliminate approximately 270 positions, or 75% of our workforce. We expect to incur expenses of approximately $18.0 million to $20.0 million related to the Restructuring, substantially all of which will be cash expenditures for severance and other costs relating to the Restructuring through the first quarter of 2022. Affected employees have received notification and are eligible to receive severance payments based on their responsibilities within the organization and years of service, contingent upon effectiveness of an affected employee's a separation agreement, which includes a general release of claims against us.

Overall, we expect to realize estimated annualized operating expense savings of approximately $165.0 million in the year ending December 31, 2022 (excluding share-based compensation and any one-time costs related to strategic actions). These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

We may fail to effectively execute on our Restructuring or our plans may change as we continue to optimize our asset portfolio to maximize shareholder value. These actions may take more time than we currently estimate and we may not be able to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Any failure to properly execute our Restructuring could cause us not to achieve the expected benefits of these actions, and adversely affect our financial condition.

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

If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our discovery, development and commercialization activities, which may cause the price of our securities to fall. The Restructuring announced in September 2021 may make retention of our current personnel both more important and more challenging.

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

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud based and hosted applications, data and services, may be vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber attacks by malicious third parties, including but not limited to those involving malware and ransomware, which can disrupt operations significantly, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As another example, we may incur penalties imposed by the competent authorities in the EU Member States in case of breach of the EU rules governing the collection and processing of personal data, including unauthorized access to or disclosure of personal data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that our security measures will prevent service interruptions or security breaches that could adversely affect our business. These same risks also apply to our partners and vendors, who similarly hold sensitive and critical information related to our business in computer systems and are similarly potentially vulnerable to service interruptions and security breaches.

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

Brexit has created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate after withdrawal. From a regulatory perspective, the UK’s withdrawal bears significant complexity and risks.

In light of the fact that a significant portion of the regulatory framework in the UK is derived from EU laws, Brexit could materially impact the regulatory regime governing development, manufacture, importation, approval and commercialization of our product candidates in the UK or the EU. For example, a marketing authorization for a medicinal product granted by the European Commission or by the competent authorities of EU member states will no longer encompass the UK. A separate authorization granted by the UK competent authorities will be required to place medicinal products on the UK market. In addition, the UK’s withdrawal from the EU affects manufacturing sites that hold an EU manufacturing authorization issued by the UK competent authorities which could impact our ability to rely on UK manufacturing sites to supply medicinal products intended for the EU market will depend on. All of these changes could increase our costs and otherwise adversely affect our business. In addition, currency exchange rates for the British Pound and the Euro with respect to each other and to the US dollar have already been, and may continue to be, negatively affected by Brexit, which could cause volatility in our quarterly financial results.

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

We currently maintain a sales force in the US and plan to continue to augment our sales and marketing personnel to support our co-promotion obligations for YUPELRI under our agreement with Viatris. The risks of fulfilling our US co-promotion obligations to Viatris include:

●	costs and expenses associated with maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third-party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue for several years;
●	our ability to retain effective sales and marketing personnel and medical science liaisons in the US;
●	the ability of our sales and marketing personnel to obtain access to and educate adequate numbers of physicians about prescribing YUPELRI, in appropriate clinical situations; and
●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2021, we owned 300 issued US patents and 2,081 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Similarly, there are a number of legislative proposals and enactments in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation involve, among other things, updates to our notices and the development of new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, (collectively, “HIPAA”). Although we are not directly subject to HIPAA we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use and disclosure of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. The obligations and restrictions under the GDPR and Switzerland’s laws concern, in particular, in some instances the consent of the individuals to whom the personal data relate, the information provided to the individuals, the transfer of personal data out of the European Economic Area (“EEA”) or Switzerland, security breach notifications, security and confidentiality of the personal data, as well as substantial potential fines, in some cases up to 4% of global revenues, for breaches of the data protection obligations. Data protection authorities from the different EU Member States and the EEA may interpret the GDPR and applicable related national laws differently which could effectively result in requirements additional to those currently understood to apply under the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with applicable data protection and electronic communications laws. In particular, as we rely on service providers processing personal data of subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations.

Legal mechanisms to allow for the transfer of personal data from the EEA to the US have been challenged in the European Court of Justice, which generally increases uncertainty around compliance with EU privacy law requirements as these relate to transfer of data from the EU to the US. In 2016, the European Commission and the US Department of Commerce (“DOC”) put in place the EU US “Privacy Shield,” which has been relied on by some US companies since that time to transfer data to the US. However, on July 16, 2020, the European Court of Justice ruled that the Privacy Shield is invalid. As a result, from July 16, 2020 companies could no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the US. Data exporters and US-based companies are permitted to rely on other authorized means and procedures to transfer personal data subject to the GDPR to the U.S. Recent changes have been made to another commonly used authorized procedure to transfer personal data out of the EU, the European Commission’s Standard Contractual Clauses (SCCs). In June 2021, the European Commission published updated versions of the SCCs, which, if companies are relying on them as the mechanism to transfer personal information from the EEA to the U.S. (or to other jurisdictions not recognized as adequate by the EU), must be incorporated into new and existing agreements within prescribed timeframes. The UK is expected to publish final versions of their own SCCs during 2021. Updating agreements to incorporate these new SCCs for the EEA and UK may require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Companies that have not taken steps to demonstrate that their SCCs and personal data recipients in the US or other non-adequate jurisdictions are suitable to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

In addition, the privacy and data security landscape in the EU continues to remain in flux. The agreement that has been concluded between the EU and the UK following the UK’s withdrawal from the EU on January 31, 2020 may require organizations to revisit the way they transfer personal data from and to the UK from the EU. The Trade and Cooperation Agreement concluded between the EU and the UK provides for a transition period of six months starting January 1, 2021. During this period personal data may, in accordance with the requirements of the GDPR, flow from the EEA to the UK and from the UK to the EEA. On 28 June 2021, the European Commission adopted an Adequacy Decision concerning the level of data protection in the UK, pursuant to which flows of personal data between the EEA and the UK will continue to remain permissible restrictions.

If we or our vendors fail to comply with applicable data privacy laws concerning, or if the legal mechanisms we or our vendors rely upon to allow, the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions, including an order to stop transferring the personal data outside of the EEA and significant penalties against us. Moreover, our business could be adversely impacted if our ability to transfer personal data out of the EEA or Switzerland to the US is restricted, which could adversely impact our operating results.

Failure to comply with data protection laws and regulations could result in unfavorable outcomes, including increased compliance costs, delays or impediments in the development of new products, increased operating costs, diversion of management time and attention, government enforcement actions and create liability for us (which could include civil, administrative, and/or criminal penalties), private litigation and/or adverse publicity that could negatively affect our operating results and business.

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

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by the presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major regulatory or legislative initiatives. For instance, there is proposed legislation pending that would lower reimbursement for prescription drugs. We expect we, our collaboration partners or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments.

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

Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. On December 21, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value-based purchasing arrangements (beginning in 2022); provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula (beginning in 2022); and revise best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs, specifically regarding applicability of such exclusions in the context of pharmacy benefit manager “accumulator” programs (beginning in 2023). The pharmaceutical industry has challenged the provisions of the rule applicable to patient benefit programs in court. It is currently unclear whether any other provisions of the regulation will become subject to judicial challenge. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has increased and will continue to increase the costs and the complexity of compliance, has been and will be time-consuming to implement, and could have a material adverse effect on results of operations for us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, particularly if CMS challenges the approach taken in the implementation of the final regulations.

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

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Additionally, in November 2020, the U.S. Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, which takes full effect January 1, 2023, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (“PBMs”), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. The effective date of the rule was already delayed by the Biden Administration and legal challenges. It is unclear whether the rule will be further delayed, rewritten, or allowed to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. There have been other proposals to modify the Medicare Part D benefit, including by imposing federally mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted including any that result in additional rebates, this could have a negative impact on revenues for our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, which could impact our revenues.

On August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through December 31, 2021) unless Congress takes additional action. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

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

Prior to the sale of VIBATIV to Cumberland, we had certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we had obligations to report average sales price under the Medicare program. Following the consummation of the transaction with Cumberland, our price reporting obligations related to VIBATIV have been transitioned to Cumberland, and price reporting obligations for YUPELRI reside with Viatris. However, we retain liability related to price reporting for VIBATIV for historic periods, and we may retain some liability for price reporting by Cumberland for VIBATIV sold under our labeler code.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. Manufacturers also are required to report their 340B ceiling prices to HRSA on a quarterly basis, and HRSA then publishes them to 340B covered entities. A final regulation regarding the calculation of the 340B ceiling price and the imposition of civil monetary penalties on manufacturers that knowingly and intentionally overcharge covered entities became effective on January 1, 2019. Moreover, under a final regulation effective January 13, 2021, HRSA newly established an administrative dispute resolution (“ADR”) process for claims by covered entities that a manufacturer has engaged in overcharging, and by manufacturers that a covered entity violated the prohibitions against diversion or duplicate discounts. Such claims are to be resolved through an ADR panel of government officials rendering a decision that could be appealed only in federal court. An ADR proceeding could subject us to onerous procedural requirements and could result in additional liability. However, in March 2021, a federal court preliminarily enjoined HRSA form implementing or enforcing its ADR rule against another manufacturer, so it remains unclear whether the risk of enforcement of that rule will be material, particularly insofar as we are no longer actively selling covered outpatient drug products into the channel under our labeler code.

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

We may be liable for errors associated with our submission of pricing data for VIBATIV for historic periods, and we may retain some liability for price reporting by Cumberland for VIBATIV sold under our labeler code. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted any false price information to the government, we may be liable for significant civil monetary penalties per item of false information. If we are found to have made a misrepresentation in the reporting of our average sales price, the Medicare statute provides for significant civil monetary penalties for each misrepresentation for each day in which the misrepresentation was applied. If we are found to have charged 340B covered entities more than the statutorily mandated ceiling price, we could be subject to significant civil monetary penalties and/or such failure also could be grounds for HRSA to terminate a manufacturer’s agreement to participate in the 340B program, in which case covered outpatient drugs under our labeler code may no longer be eligible for federal payment under the Medicaid or Medicare Part B program. If we are found to have not submitted required price data on a timely basis, that could result in a significant civil monetary penalty per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, federal payments may not be available under Medicaid or Medicare Part B for covered outpatient drugs under our labeler code.

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

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs.
●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, Companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.
●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.
●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.
●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;
●	any adverse developments or results or perceived adverse developments or results with respect to the GSK Partnered Respiratory Programs including, without limitation, lower than expected sales of TRELEGY, difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;
●	any adverse developments or results or perceived adverse developments or results with respect to our key clinical development programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs (including any class-based risks that emerge as a FDA or other regulatory agency focus), or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;
●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Innoviva, such as our 2019 and 2021 arbitration proceedings with them concerning their use of TRC funds, or the relationship of Innoviva or TRC on the one hand and GSK on the other hand, including any such developments or disagreements resulting from or relating to the TRC LLC Agreement or to the Spin-Off;
●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;
●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;
●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;
●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;
●	regulatory developments in the US and foreign countries;
●	announcements with respect to governmental or private insurer reimbursement policies;
●	announcements of equity or debt financings;
●	possible impairment charges on non-marketable equity securities;
●	economic and other external factors beyond our control, such as the COVID-19 pandemic and fluctuations in interest rates;
●	loss of key personnel;
●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;
●	low public market trading volumes for our ordinary shares related in part to the concentration of ownership of our shares;
●	the sale of large concentrations of our shares, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our largest shareholder, Woodford Investment Management Limited, divested its holdings in 2019 or which may occur as a result of the exchangeable note offering by GSK if holders of the GSK Notes were to exchange their notes for our ordinary shares;
●	developments or disputes as to patent or other proprietary rights;
●	approval or introduction of competing products and technologies;
●	results of clinical trials;
●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;
●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;
●	market reaction to announcements by other biotechnology or pharmaceutical companies;
●	initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;
●	litigation or the threat of litigation;
●	public concern as to the safety of product candidates or medicines developed by us; and
●	comments and expectations of results made by securities analysts or investors.

If any of these factors causes us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the ordinary shares would likely drop significantly. For example, our stock price dropped significantly when we announced that izencitinib did not meet its primary endpoint in our Phase 2b/3 induction and maintenance study of izencitinib in ulcerative colitis. In addition, though none has been filed to our knowledge, a significant drop in the price of a company’s securities often leads to the filing of securities class action litigation against the company. This type of litigation against us could result in substantial costs and a diversion of management’s attention and resources.

Concentration of ownership will limit your ability to influence corporate matters.

Based on our review of publicly available filings, as of September 30, 2021, our three largest shareholders collectively owned 33.7% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2021, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: November 8, 2021	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2021	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)