Form 10-K
period 2021-12-31
Theravance Biopharma, Inc.
filed 2022-02-28
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $882.1 million, based upon the closing price of $14.52 on the Nasdaq Global Market on June 30, 2021.

On February 21, 2022, there were 74,696,687 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2022 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.

2021 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of COVID-19, including new variants, to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs, and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, vaccination levels, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to contain and treat the disease, including vaccine availability, distribution, acceptance and effectiveness. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development and commercialization of respiratory medicines. Our core purpose is to create medicines that make a difference® in people’s lives.

In pursuit of our purpose, we leverage decades of respiratory expertise to discover and develop transformational medicines that make a difference. These efforts have led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our respiratory pipeline of internally discovered programs is targeted to address significant patient respiratory needs.

We have an economic interest in potential future payments from Glaxo Group or one of its affiliates (“GSK”) pursuant to our agreements with Innoviva, Inc. (“Innoviva”) relating to certain programs, including TRELEGY.

2021 Significant Developments

Financing

We successfully closed an offering of 7,705,000 ordinary shares at a price to the public of $15.00 per share in June 2021 raising $115.6 million, before deducting underwriting discounts and commissions and offering expenses. The net proceeds from the offering are intended to support the development of our clinical product candidates and for general working capital purposes.

Clinical Results from Late-Stage Studies of Izencitinib and Ampreloxetine

In August 2021, we reported that results from our Phase 2b dose-finding induction study of izencitinib, our oral gut-selective pan-JAK inhibitor for inflammatory intestinal diseases, previously partnered with Janssen Biotech, Inc. (“Janssen”), did not meet its primary endpoint of change in the total Mayo score or the key secondary endpoint of clinical remission at week 8, relative to placebo.

In addition, in September 2021, we reported that results from our four-week Phase 3 study (SEQUOIA) of ampreloxetine, our norepinephrine reuptake inhibitor, did not meet its primary endpoint for assessing safety and efficacy compared to placebo for the treatment of symptomatic neurogenic orthostatic hypotension (“nOH”).

Strategic Actions to Focus on Respiratory Diseases

Given the above clinical results, in September 2021, our board of directors approved a plan to focus our resources on our most promising respiratory programs and reduce the size of the Company in order to maximize shareholder value. At completion, the corporate restructuring (the “Restructuring”) will result in us reducing headcount by approximately 75%, an estimated 270 positions, through a reduction in our workforce. Approximately 75% of the total reduction in workforce occurred at the end November 2021, and the remainder will be completed at the end of February 2022.

As a result of the Restructuring, we expect to realize estimated operating expense savings (excluding share-based compensation and any one-time restructuring, severance, and termination costs) of approximately $170.0 million. We estimate that we will incur total Restructuring and related expenses of approximately $32.0 million comprised of $17.0 million in cash expenses associated with employee termination benefits and related costs and $15.0 million in non-cash expenses relating to the acceleration of equity-awards for employees affected by the Restructuring. In 2021, we recognized $20.1 million of the Restructuring expenses comprised of $11.5 million in cash-related expenses and $8.6 million in non-cash expenses.

We expect to recognize the majority of the remaining Restructuring and related expenses of approximately $12.0 million, comprised of $5.0 million in cash-related expenses and $7.0 million in non-cash expenses, in the first quarter of 2022 and the balance by the third quarter of 2022. The remaining Restructuring expense estimates are subject to a number of assumptions, and actual final amounts may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

The go-forward organization leverages our expertise in developing and commercializing respiratory therapeutics. We intend to significantly narrow our R&D focus on our core respiratory assets, including a clinical study with Viatris Inc. (“Viatris”) intended to provide data to support a possible label update for YUPELRI, which we believe would capture more of YUPELRI’s addressable market and further strengthen its competitive advantage, and investment in our inhaled Janus kinase inhibitor portfolio, with focus on our most advanced clinical candidate, nezulcitinib, initially targeting acute lung injury. We will also continue to explore strategic partnerships for both core and non-core assets to unlock value. All of these actions drive towards our goal to maximize shareholder value.

After implementing these strategic actions, we plan to become sustainably cash flow positive beginning in the second half of 2022, and we will work to optimize our capital structure in order to maximize total shareholder returns.

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

(1)	We hold an 85% economic interest in upward-tiering royalty stream of 6.5% – 10% payable by GSK (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). 75% of TRC royalties received are pledged to service outstanding notes, and 25% of royalties received are retained by us. All statements concerning TRELEGY are based on publicly available information.

* Limited additional capital investment planned after the first quarter of 2022.

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

In November 2018, YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD. Following shipments into commercial channel in late 2018, we and our collaboration partner, Viatris, formally launched our sales and marketing efforts in early 2019. In 2020 and through 2021, YUPELRI’s growth trajectory was impacted by the COVID-19 pandemic. However, in late 2021, we began to observe a return to growth in YUPELRI sales. We continue to monitor the impact of the ongoing COVID-19 pandemic on demand for YUPELRI, including the duration and degree to which we may see the rate of starting new patients on YUPELRI and customer orders return to pre-pandemic levels. Although we believe there are signals of easing pandemic restrictions, at this time, we are unable to predict with certainty the ultimate disruptive impact of the ongoing COVID-19 pandemic on YUPELRI, but it is possible the pandemic may continue to put downward pressure on our sales. As a result, the observed sales volatility may continue into 2022.

We and Viatris continue to supply YUPELRI to our patients and currently do not anticipate any interruptions in supply. In addition, we are tracking several key performance metrics to gauge success in building market acceptance, including formulary success and market access.

In August 2021, we announced that in collaboration with our partner Viatris, we are initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either YUPELRI delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients and is intended to support a possible label update for YUPELRI, which would capture more of YUPELRI’s addressable market and further strengthen its competitive advantage. In January 2022, we announced the enrollment of the first patient in the Phase 4 study.

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

Under the Viatris Agreement, as of December 31, 2021, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

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

The Phase 2 Dose Finding study was a randomized, double-blind, parallel-group study evaluating efficacy and safety of one dose (3 mg) of nezulcitinib (selected based on the data from Part 1) as compared with placebo in 200 patients. In June 2021, we announced top-line results from our Phase 2 study of 3 mg once-daily nezulcitinib compared to placebo, each in combination with standard of care, which generally included steroids. The study did not meet the primary endpoint of number of Respiratory Failure-Free Days from randomization through Day 28 in the intent-to-treat population. The study also did not meet secondary endpoints, with no difference shown in change from baseline at Day 7 in SaO2/FiO2 ratio, proportion of patients in each category of the eight-point Clinical Status scale, or proportion of patients alive and respiratory failure-free at Day 28. However, nezulcitinib demonstrated a favorable trend in improvement when compared to placebo for 28-day all-cause mortality. In addition, in a post-hoc analysis of patients with C-reactive protein (“CRP”) <150 mg/L, there was an improvement in those treated with nezulcitinib when compared to placebo in 28-day all-cause mortality and in time to recovery while there was no difference in these outcomes in patients with CRP >150 mg/L. Nezulcitinib was generally well-tolerated, and we intend to further investigate its therapeutic potential as part of our newly focused respiratory portfolio.

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

In September 2021, we reported that the four-week SEQUOIA Phase 3 clinical study did not meet its primary endpoint. Most treatment-related adverse events were mild or moderate in severity. Serious adverse events occurred in two patients on placebo and four on ampreloxetine and none were considered related to the study drug. No deaths were reported, and there was no signal for supine hypertension. Study activities for the ampreloxetine Phase 3 program will be completed by the end of the first quarter of 2022.

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

Janssen Biotech Collaboration

In February 2018, we announced a global co-development and commercialization agreement with Janssen for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn's disease. Under the terms of the agreement, we received an upfront payment of $100.0 million and was eligible to receive up to an additional $900.0 million in potential payments, inclusive of a potential $200.0 million opt-in payment following completion of the Phase 2 Crohn’s disease study and the Phase 2b induction portion of the ulcerative colitis study. Following the unfavorable Phase 2b ulcerative colitis study results announced in August 2021, in December 2021, we received notice from Janssen terminating the agreement, effective January 16, 2022.

Inhaled ALK5i

Our ALK5 inhibitor is a potential first-in-class, inhaled anti-fibrotic agent for the treatment of idiopathic pulmonary fibrosis (“IPF”), a fatal chronic lung disease with limited treatment options. Despite treatment with the current standard of care, IPF patients continue to experience disease progression and exacerbation, and therefore IPF treatment represents a significant unmet medical need. The compound targets the TGFβ pathway, a core signaling pathway that drives fibrosis. By being inhaled, the ALK5i efficiently inhibits TGFβ signaling locally in the lung which is expected to maximize its therapeutic effect.

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

Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK has obtained approval for the asthma indication in ten additional markets. TRELEGY is currently expected to generate global peak sales of $3.6 billion annually according to consensus estimates. Over the past three years, TRELEGY has shown impressive growth, with global net sales increasing from $663 million in 2019 to $1.1 billion in 2020 and to $1.7 billion in 2021.

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

We initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue a business plan to use TRELEGY royalties to invest in certain privately-held companies, rather than distribute such funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement to us in a manner that we believe is consistent with the TRC LLC Agreement and our 85% economic interest in TRC.

On March 30, 2021, the arbitrator ruled that, we had not shown that at their then current levels of investment, Innoviva and TRC had not breached the TRC LLC Agreement as of the date of the arbitration. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva was entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) we were entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against us in the Delaware Court of Chancery. The arbitrator noted in the ruling that although we failed to show that Innoviva’s investment activities, at the then current levels of investment, have or will have a material and adverse effect on our economic interest in TRC, this does not mean that any future investments or actions will not require our consent. The arbitrator noted in the ruling that we may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on our economic interest in TRC.

Pursuant to the terms of the TRC LLC Agreement, Innoviva is required to deliver to us a draft quarterly financial plan 30 days prior to the end of each fiscal quarter covering the next fiscal quarter. While the TRC LLC Agreement provides that Innoviva must consider in good faith any comments the Company provides, an applicable financial plan becomes effective 30 days after the draft plan is provided to the Company. We have objected to the proposed investments in private companies presented in draft TRC quarterly financial plans to date. If TRC identifies and consummates investments and incurs associated fees identified in a TRC quarterly plan, even over the Company’s objections, distributions by TRC to its members in subsequent quarters will be reduced.

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

Our Strategy

Our core purpose is to create medicines that help improve the lives of patients suffering from respiratory illness. We strive to apply insight and innovation at each stage of our business, including research, development and commercialization. Our principle strategic objective is to leverage decades of respiratory expertise to discover and develop respiratory medicines that make a difference in people’s lives.

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

Government Regulation

The development and commercialization of pharmaceutical products and our product candidates by us, our collaboration partners and licensees, and those commercializing products in which we have an economic interest, such as GSK, and our ongoing research are subject to extensive regulation by governmental authorities in the US and other countries. Before marketing in the US, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. Outside the US, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities which are subject to equally rigorous regulatory obligations. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, the commercialization of pharmaceutical products is permitted only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of the product.

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

Phase 3. Phase 3 clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit profile of the product and provide an adequate basis for product labeling.

The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information, and under the Pediatric Research Equity Act (“PREA”), certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The submission of an NDA generally requires payment of a substantial user fee to the FDA under the Prescription Drug User Fee Act (“PDUFA”), subject to certain limited deferrals, waivers and reductions. FDA’s PDUFA performance goal is to review and act on 90 percent of priority new molecular entity (“NME”) NDA submissions within 6 months of the 60-day filing date, and to review and act on 90 percent of standard NME NDA submissions within 10 months of the 60-day filing date. The FDA may determine that a Risk Evaluation and Management Strategy (“REMS”) is necessary to ensure that the benefits of a product outweigh its risks. At the end of the review period, the FDA communicates either approval of the NDA or issues a complete response letter (“CRL”) listing the application’s deficiencies. The CRL may require additional testing or information, including additional pre-clinical or clinical data, for the FDA to reconsider the application. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. FDA approval of any application may include many delays or never be granted. If FDA grants approval, an approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. Post-approval modifications to the drug, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional pre-clinical studies or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.

If an application is approved, drug products are subject to continuing regulation by the FDA, and the FDA may withdraw the product approval if compliance with post-marketing regulatory standards is not maintained or if safety or quality issues are identified after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, sometimes referred to as Phase 4 studies, to monitor the safety and effectiveness of approved products, and may limit further marketing of the product based on the results of these post-marketing studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to require changes to a product’s approved labeling, including the addition of new warnings and contraindications, or the implementation of other risk management measures, including distribution-related restrictions, if there are new safety information developments, suspend or delay issuance of approvals, seize products, withdraw approvals, enjoin violations, and initiate criminal prosecution.

If regulatory approval for a medicine is obtained, the clearance to market the product will be limited to those diseases and conditions approved by FDA and for which the medicine was shown to be effective, as demonstrated through clinical studies and specified in the medicine’s labeling. If this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved medicines, carefully monitoring manufacturers’ compliance with its current Good Manufacturing Practice (“cGMP”) regulations by conducting regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. The cGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a medicine. The regulations are intended to make sure that a medicine is safe for use, and that it has the ingredients and strength it claims to have. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, costly recalls, withdrawal of FDA approval, and criminal prosecution.

Additionally, the FDA and other federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, advertising and promotion to healthcare professionals, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. A product cannot be promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. Healthcare providers are permitted to prescribe drugs for “off-label” uses - that is, uses not approved by the FDA and not described in the product’s labeling - because the FDA does not regulate the practice of medicine. However, FDA regulations impose restrictions on manufacturers’ communications regarding off-label uses. Broadly speaking, a manufacturer may not promote a drug for off-label use, but under certain conditions may engage in non-promotional, balanced, scientific communication regarding off-label use. Failure to comply with applicable FDA requirements and restrictions in this area may subject a company to adverse publicity and enforcement action by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes a drug.

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

Outside the US, the ability to market products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. Risks similar to those associated with FDA approval described above exist with the regulatory approval processes in other countries.

United States Healthcare Reform

The Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), substantially changed the way healthcare is financed by both governmental and private insurers, and impacts pricing and reimbursement of YUPELRI and the marketed drugs with respect to which we are entitled to royalty or similar payments, and related commercial operations. Certain provisions of the Healthcare Reform Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. We expect that the Healthcare Reform Act, its implementation, efforts to modify, or invalidate, the Healthcare Reform Act or portions thereof, or its implementation, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of our existing products or to successfully commercialize our product candidates, if approved. For more information, see the risk factor under the heading “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

Pharmaceutical Pricing and Reimbursement

We participated in and had certain price reporting obligations under the Medicaid Drug Rebate and other programs for VIBATIV ® for which we remain responsible, as described in greater detail under the risk factor “If we failed to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” of this Annual Report on Form 10-K.

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

As of December 31, 2021, we owned 285 issued US patents and 1,968 granted foreign patents, as well as additional pending US patent applications and foreign patent applications. The claims in these various patents and patent applications are typically directed to compositions of matter, including claims covering product candidates, crystalline forms, lead compounds and key intermediates, pharmaceutical compositions, methods of use and/or processes for making our compounds. In particular, our wholly-owned subsidiary Theravance Biopharma R&D IP, LLC owns the following US patents which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for YUPELRI (revefenacin) inhalation solution: US Patent No. 7,288,657, expiring on December 23, 2025; US Patent No. 7,491,736, expiring March 10, 2025; US Patent No. 7,521,041, expiring March 10, 2025; US Patent No. 7,550,595, expiring March 10, 2025; US Patent No. 7,585,879, expiring March 10, 2025; US Patent No. 7,910,608, expiring March 10, 2025; US Patent No. 8,034,946, expiring March 10, 2025; US Patent No. 8,053,448, expiring March 10, 2025; US Patent No. 8,273,894, expiring March 10, 2025; US Patent No. 8,541,451, expiring August 25, 2031; US Patent No. 9,765,028, expiring July 14, 2030; US Patent No. 10,106,503, expiring March 10, 2025; US Patent No. 10,343,995, expiring March 10, 2025; US Patent No. 10,550,081, expiring July 14, 2030; and US Patent No. 11,008,289, expiring July 14, 2030 (each of the aforementioned expiration dates not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). Thus, the last to expire patent currently listed in the Orange Book for YUPELRI (revefenacin) inhalation solution expires on August 25, 2031. On December 19, 2018, we filed patent term extension (“PTE”) applications in the US Patent and Trademark Office (“USPTO”) for US Patent Nos. 7,288,657 and 7,585,879. These PTE applications are currently pending and if granted, we will be permitted to extend the term of one of these patents for the period determined by the USPTO.

Issued US and foreign patents generally expire 20 years after their filing date. The patent rights relating to YUPELRI (revefenacin) inhalation solution currently consist of issued US patents, pending US patent applications and counterpart patents and patent applications in a number of jurisdictions, including Europe. Additionally, our patent rights relating to nezulcitinib currently include an issued US composition of matter patent that expires in 2039 (not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984), as well as additional pending patent applications in a number of jurisdictions. Nevertheless, issued patents can be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position, we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

Patent Term Restoration and Regulatory Exclusivities

Depending upon the timing, duration, and specifics of FDA approval of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

The Hatch-Waxman Act also provides periods of regulatory exclusivity for products that would serve as a reference listed drug, or RLD, for an abbreviated new drug application, or ANDA, or application submitted under section 505(b)(2) of the FDCA, or 505(b)(2) application. If a product is a new chemical entity, or NCE — generally meaning that the active moiety has never before been approved in any drug — there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a “Paragraph IV” certification.

A may also qualify for a three-year period of exclusivity if the NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends until 7.5 years after the RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation.

Competition

Our core development programs, and the marketed products to which we are entitled to profit share revenue, royalty or similar payments is focused on respiratory therapeutics. Our commercial infrastructure is focused primarily on the acute care setting. We expect that any respiratory medicines that we commercialize with our collaborative partners or on our own will compete with existing and future market-leading medicines.

Many of our competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery, development and commercialization to:

•	discover and develop respiratory medicines that are superior to other products in the market;
•	attract and retain qualified scientific, clinical development and commercial personnel;

•	obtain patent and/or other proprietary protection for our medicines and technologies;
•	obtain required regulatory approvals;
•	commercialize approved products; and
•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new respiratory medicines.

YUPELRI (revefenacin) inhalation solution, a long-acting muscarinic antagonist (LAMA)

YUPELRI competes predominately with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day.

Trelegy or FF/UMEC/VI (fluticasone furoate/umeclidinium bromide/vilanterol)

For treatment of COPD, Trelegy competes in all major markets with AstraZeneca’s Breztri® Aerosphere® (budesonide/glycopyrronium/formoterol fumarate, dosed twice per day). Trimbow (beclometasone dipropionate/formoterol fumarate/glycopyrronium bromide, dosed twice per day) from Chiesi Farmaceutici is an additional COPD competitor in Europe.

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

Human Capital

Workforce Demographics

As of December 31, 2021, we had 159 employees, 158 full-time and one part-time. Of these employees, 143 were in the US, and 16 were non-US. As previously disclosed, due to the Restructuring event in September 2021, approximately 75% of our headcount was reduced, with approximately 75% of the reduction taking place in November 2021 and the remainder to be completed in February 2022, leaving approximately 106 employees as part of the new structure.

Culture and Employee Engagement

We consider our employee relations first-rate and strive to provide a culture of purpose, engagement, and learning. Theravance has a strong value proposition anchored in our Core Values—We Think it Through, We Find a Way, We Get it Done, and We Win Together. We strive to live these values across the Company every day, integrating them into everything from our interview, hiring, and onboarding processes to our PULSE performance process, total rewards, and recognition programs. In addition to valuing professional qualifications, we emphasize the importance of character and integrity, fostering a culture of empowerment where employees have ownership in business outcomes. Reflected in our Core Values are behaviors that keep our people engaged and working collaboratively. Our employees are encouraged to ask questions, make suggestions, and provide input through many forms of corporate communication such as an open-door policy, all-employee meetings, an anonymous online suggestion box, and an employee PULSE survey.

Our employee PULSE survey is designed to assist us in measuring overall employee engagement and consistently achieves participation rates between 85-92%. 2021 survey scores averaged in the positive range from 4.1 to 4.6 on a scale of 1 (Strongly Disagree) through 5 (Strongly Agree). Our highest score on average (4.6) was related to the frequency of discussions with managers. When compared to October 2020, there was a significant increase in the frequency of discussions with managers (from 3.9 to 4.6) and a slight increase in senior leadership communication (from

3.9 to 4.3). These survey results provide important insight into organizational success and opportunity, allowing potential variation in overall satisfaction to be identified and addressed as we move forward.

We have significant retention incentives in place post-Restructuring. These include a special incentive compensation program of both long- and short-term offerings and an engagement plan that connects the importance of achieving our core purpose to the strength of our connections and team-building. In addition, through Reimagining Theravance, we empowered and engaged employees to provide feedback on our existing operating model and actively set the foundation for a hybrid-remote operating model to be launched in 2022. Our reimagined operating model celebrates the increased flexibility and productivity many employees reported during remote work while allowing broad access to office workstations and the in-person collaborations that elevate our culture and give us our competitive advantage.

We expect all employees to observe the highest levels of business ethics while delivering the highest levels of performance. These expectations are outlined and reinforced in various documents and forms of communication within and across our Company. The Company encourages employees to speak up and raise questions and concerns promptly about any situation that may violate our Code of Business Conduct, our Core Values, or our policies. We believe that it benefits the entire Company for employees to raise concerns so the Company may consider them carefully and address them appropriately. We seek to promote an environment that fosters honest communications about matters of conduct related to our business activities, whether that conduct occurs within the Company, involves one of the Company’s contractors, suppliers, consultants, clients, or any other party with a business relationship with the Company. We work diligently to make clear that management is prepared to address any reported violations and ensure that it is known that any form of retaliation is strictly prohibited. In addition, we have an easily accessible hotline available to employees wishing to report complaints anonymously.

Diversity, Equity, and Inclusion

As an equal opportunity employer, we strive to build and maintain a culture of diversity, equity, and inclusion through both our business and human resources practices and policies. We work to eliminate discrimination and harassment in all its forms, including related to color, race, sex or gender, sexual orientation, gender identity, age, pregnancy, caste, disability, ethnicity, national origin, ancestry, religious beliefs, veteran status, uniformed service member status, or physical or mental disability. We strive to build and foster a culture where all employees feel empowered to be their authentic selves. Our Diversity, Equity & Inclusion Council and Women’s Leadership Network are Company-sponsored, employee-led groups that aim to improve attraction, retention, development, inclusion, and engagement of a diverse and global workforce. For the benefit of our employees, patients, and community, we must celebrate, encourage, and support similarities and differences to drive innovation.

Talent, Development, and Total Rewards

We believe that our talent strategy of providing exciting career growth and development opportunities, recognizing and rewarding performance, providing competitive compensation and benefits assists us in attracting and retaining the best talent. We believe we are successful in our retention efforts because we provide challenging work assignments, cross-functional teamwork experiences, and career progression supported by new skill-building. We invest in employee learning and development by identifying and providing training and development programs, speakers, tuition reimbursement, and cross-training in areas of interest beyond hired role. We strive to average between 25-35 training hours per employee per year.

We offer a competitive total rewards package that supports our business strategy to attract, retain and reward our employees in a highly competitive market. Our employees are provided with a strong base salary, cash bonus opportunities, equity incentives, health and wellness benefits, and programs. We regularly evaluate our compensation programs with an independent consultant and utilize industry benchmarking. In addition, we provide a variety of programs and services that meet our employees' needs and encourage work-life balance. These services include competitive and affordable healthcare and additional insurance benefits for both full-time and part-time employees, including eligible dependents. We also match contributions to tax-qualified defined contribution savings (401k) plans, offer an employee share purchasing plan (“ESPP”), and provide training and development programs designed to improve workplace performance while supporting flexible, hybrid-remote working.

Understanding the importance of goal setting and ongoing career development conversations, Theravance Biopharma requires managers and employees to play an active role in the PULSE performance management process at monthly, quarterly, and annual frequencies. PULSE is designed to increase clarity and accountability for roles and responsibilities, strengthen communication, build trust, all while championing personal and professional growth, learning, and success.

Great teamwork is a critical foundation for Theravance Biopharma. The TheraStars Rewards and Recognition Program helps us maintain a culture of recognition and teamwork by offering various options for our employees and managers to recognize and reward colleagues across the organization. In 2021, 97% of our employee population were active registered users, with each user averaging seven awards sent in recognition. These moments of celebration establish, reinforce, and maintain our sense of community and teamwork so critical in our ability to achieve our core purpose.

Workplace Safety and COVID-19

Workplace safety is always a priority for Theravance Biopharma. To maintain a safe and healthy workplace, we have implemented initiatives, procedures, and policies designed to address risk and stay compliant with relevant national and international health and safety standards.

In response to COVID-19, our COVID Task Force continues to lead the Company through the evolution of a pandemic with a continued focus on employee wellness and safety, policy updates based on Centers for Disease Control and Prevention (“CDC”), county, federal and state guidelines, and ongoing employee communication. As part of this evolution, we have an initiative in place to move to a strategically flexible workforce, encouraging a hybrid-remote model, allowing us to reimagine how we work, and propelling us to emerge as a stronger, more nimble company.

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

Available Information

Our Internet address is www.theravance.com. Our investor relations website is located at https://investor.theravance.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 Reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission (“SEC”). Our current Code of Business Conduct, Corporate Governance Guidelines, Articles of Association, Board of Director Committee Charters, and other materials, including amendments thereto, may also be found on our investor relations website under “Corporate Governance.” The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Theravance Biopharma and the Theravance Biopharma logo are registered trademarks of the Theravance Biopharma group of companies. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

ITEM 1A. RISK FACTORS

The risks described below and elsewhere in this Annual Report on Form 10-K and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We anticipate that we may incur losses for the foreseeable future on a US GAAP basis. We may never achieve or sustain profitability;

●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;

●	We do not control TRC and, in particular, have no control over the GSK Partnered Respiratory Programs, including TRELEGY, or access to non-public information regarding the development of the GSK Partnered Respiratory Programs;

●	If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including TRELEGY, our business will be harmed, and the price of our securities could fall;

●	Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If sufficient capital is not available, we may have to further curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us;

●	We may fail to achieve the expected cost savings and related benefits from our September 2021 Restructuring;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned; and

●	Our ongoing drug discovery and development efforts might not generate additional successful product candidates or approvable drugs.

RISKS RELATING TO THE COMPANY

We anticipate that we will incur losses for the foreseeable future. We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. During the years ended December 31, 2021, 2020, and 2019, we recognized net losses of $199.4 million, $278.0 million and $236.5 million, respectively, which are reflected in the shareholders’ deficit on our consolidated balance sheets. We reflect cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $1.7 billion as of December 31, 2021. We expect to continue to incur net losses at least over the next several years as we continue our drug discovery and development efforts and incur preclinical and clinical development costs related to our current product candidates and commercialization and development costs relating to YUPELRI. In particular, to the extent we continue to advance our product candidates into and through additional clinical studies, we will incur substantial expenses. For example, we initiated a Phase 2b/3 induction and maintenance study of izencitinib in ulcerative colitis, we initiated a Phase 2 induction study of izencitinib in Crohn’s disease, and we have progressed ampreloxetine (TD-9855) into a Phase 3 registrational program. The expenses associated with these clinical studies are substantial and, as there was the unfavorable outcome in two of the studies, the compounds are unlikely to generate substantial revenues. While our YUPELRI operations were profitable on a brand basis for the second half of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require significant additional funding. Our operating expenses also will increase if, among other things:

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

While we are generating revenues and income from (i) sales of YUPELRI, (ii) our economic interest in royalties from net sales of TRELEGY paid to TRC (63.75% of which amounts are used to make payments on the Non-Recourse 2035 Notes), (iii) payments under collaboration agreements, and (iv) minor royalties from the net sales of VIBATIV, we do not expect to generate significant revenues or become profitable in the near future. As a result of the COVID-19 pandemic (defined below), we could experience declines in revenues from these sources. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive for the foreseeable future.

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

In addition, we expect sales cycles, particularly for new customers, to continue to be impacted as a result of the COVID-19 pandemic, and we have observed continued volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting, where healthcare workers are prioritizing the treatment of patients with or suspected of COVID-19 disease and to pulmonologists, whose practices have been impacted by the pandemic. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. In August 2020, we began reengaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. We are now able to more frequently conduct in-person customer engagements, however there is still high variability of access regionally. Customer orders or new patient use of YUPELRI may decline as a result of, among other things, a shift in our marketing efforts, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk procedure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for continued volatility as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In addition, the COVID-19 pandemic makes the conduct of clinical trials more challenging given the paramount importance of adequate safety monitoring, collection of data and distribution of study drug, all of which are traditionally achieved by in-person visits to our study sites. Challenges may continue to arise from quarantines, shelter-in-place or stay-at-home orders, site closures, travel limitations, potential interruptions to the supply chain for investigational products, other measures to help prevent the spread of COVID-19 or other considerations if site personnel or trial participants become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. In light of the COVID-19 pandemic, the Company implemented mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols, but there is a risk that our trial data could be impacted if our efforts are insufficient. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact. Furthermore, we cannot assure you that our publicly-announced initiatives addressing COVID-19 will result in commercially-viable products.

The spread of COVID-19 has caused us to modify our business practices and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-

based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Additionally, while the potential economic impact brought by, and the duration of, the coronavirus pandemic is difficult to assess or predict, the impact of the coronavirus on the global financial markets may reduce our ability to access capital, which could negatively impact our long-term liquidity. Even after the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its global economic impact.

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

Innoviva assigned to TRC its strategic alliance agreement with GSK and all of its rights and obligations under its LABA collaboration agreement other than with respect to RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA and vilanterol monotherapy. Our equity interest in TRC entitles us to an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (the “GSK Agreements”) (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters), which agreements govern Innoviva’s and GSK’s respective interests in the GSK-Partnered Respiratory Programs. Our equity interest primarily covers TRELEGY (the combination of fluticasone furoate, umeclidinium, and vilanterol in a single ELLIPTA inhaler) products. Our economic interest does not include any payments by GSK associated with RELVAR ELLIPTA/BREO ELLIPTA, ANORO ELLIPTA or vilanterol monotherapy. Innoviva controls TRC and, except for certain consent rights, we have no right to participate in the business and affairs of TRC. Innoviva has the exclusive right to appoint TRC’s manager who, among other things, is responsible for the day-to-day management of the GSK-Partnered Respiratory Programs and exercises the rights relating to the GSK-Partnered Respiratory Programs. As a result, we have no rights to participate in, or access to non-public information about, the development and commercialization work GSK and Innoviva are undertaking with respect to the GSK-Partnered Respiratory Programs and no right to enforce rights under the GSK Agreements assigned to TRC. We have had and may in the future have disagreements with Innoviva and TRC regarding Innoviva’s decisions regarding the management of TRC. The dispute resolution procedures set forth in the TRC LLC Agreement have been invoked two times to date. These procedures can divert management’s attention and require us to incur significant costs. Further, if resolved in a manner adverse to our interests, these procedures and the actions that lead to them could have a material impact on our operations. See the Risk Factor entitled “We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement” for more information. Moreover, we have many of the same risks with respect to our and TRC’s dependence on GSK as we have with respect to our dependence on our own partners, including any adverse impacts on GSK’s operations as a result of the COVID-19 pandemic.

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

●	disappointing or lower than expected sales of TRELEGY;

●	the emergence of new closed triple or other alternative therapies or any developments regarding competitive therapies, including comparative price or efficacy of competitive therapies;

●	disputes between GSK and Innoviva or between us and Innoviva, such as our 2019 arbitration and the arbitration with Innoviva that was completed in early 2021 (see “Risk Factors—We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement”);

●	GSK deciding to modify, delay or halt the TRELEGY program;

●	the FDA and/or other national or foreign regulatory authorities determining that any of the studies under the TRELEGY program does not demonstrate the required quality, safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the program;

●	any adverse effects resulting from the COVID-19 pandemic;

●	any safety, efficacy or other concerns regarding the TRELEGY program or any GSK-Partnered Respiratory Program in which we have a substantial economic interest; or

●	any particular FDA requirements or changes in FDA policy or guidance regarding the TRELEGY program or any other GSK-Partnered Respiratory Program or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of December 31, 2021, GSK beneficially owned 13.0% of our outstanding ordinary shares (although GSK, through a subsidiary, has issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 of our ordinary shares which, as of December 31, 2021, represented 13.0% of our outstanding ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, which include TRELEGY. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement.

We only receive revenues from TRELEGY based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product, the future payments, if any, made by GSK to TRC, TRC’s expenses, and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement. Following our 2019 arbitration with Innoviva concerning its withholding of certain royalty distributions to the TRC members, the arbitrator ruled, among other things, that in the future if Innoviva desires to invest TRC funds in any initiatives that require the consent of GSK under the collaboration agreement, Innoviva must first obtain the consent of GSK. The timeframe for seeking GSK’s consent for these initiatives and the associated dates by which GSK’s consent must be received means that royalty distributions could be delayed for several quarters (if GSK ultimately does not consent) or perhaps not made at all until the completion of the initiatives (to the extent that GSK does consent and agrees with TRC that TRC funding will be used for such initiatives). We initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue a business plan to use TRELEGY royalties to invest in certain privately-held companies, rather than distribute such funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement to us in a manner that we believe is consistent with the TRC LLC Agreement and our 85% economic interest in TRC. On March 30, 2021, the arbitrator ruled that, we had not shown that at their then current levels of investment, Innoviva and TRC had not breached the LLC Agreement as of the date of the arbitration. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva was entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) we were entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against us in the Delaware Court of Chancery. The arbitrator noted in the ruling that although we failed to show that Innoviva’s investment activities, at the then current levels of investment, have or will have a material and adverse effect on our economic interest in TRC, this does not mean that any future investments or actions will not require our consent. The arbitrator noted in the ruling that we may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on our economic interest in TRC. We have objected to the proposed investments in private companies presented in draft TRC quarterly financial plans to date.

Accordingly, our economic interest in TRC LLC involves a number of risks and uncertainties, including:

●	any future withholding by Innoviva or TRC of royalty distributions and decisions made by Innoviva, as TRC’s manager, regarding the timing and amount of distributions;
●	the amount of cash associated with any additional future investments for which Innoviva expends TRC funds;

●	GSK’s ability to have an adequate supply of TRELEGY product;
●	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;
●	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;
●	competition, whether from current competitors or new products developed by others in the future;
●	claims relating to intellectual property;
●	any future disruptions in GSK’s business which would affect its ability to commercialize TRELEGY, including, disruptions due to the COVID-19 pandemic;
●	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;
●	the amount of cash associated with any additional future TRELEGY commercialization initiatives that Innoviva proposes to GSK for TRC to pursue, the time it may take to present those initiatives to GSK for approval and the time it takes for GSK to consent or not consent;
●	global economic conditions;
●	the resolution of any disputes between Innoviva and TRC, on the one hand, and us, on the other, regarding the timing of distributions, the amount of distributions, and the proper business activities of TRC; and
●	any of the other risks relating to commercialization of TRELEGY.

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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe or efficacious, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint and in September 2021 we announced that our four-week SEQUOIA Phase 3 study for ampreloxetine did not meet its primary endpoint.

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

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”) nor the terms of the Issuer II’s 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. Moreover, 75% of the income from our investment in TRC, as evidenced by the Issuer II Class C Units, is currently available only for payment of the Non-Recourse 2035 Notes and is not available to pay our other obligations or the claims of our other creditors. Additionally, the conversion price of our Convertible Senior 2023 Notes is $34.45 per share and as of December 31, 2021, we had cash, cash equivalents and short-term marketable securities of $173.5 million. If the trading price of our ordinary shares does not exceed this amount, we would be required to repay or refinance the Convertible Senior 2023 Notes, and we cannot assure you that we would be able to do so. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We have collaborations with a number of third parties including Viatris for the development and commercialization of a nebulized formulation of revefenacin, our LAMA compound (including YUPELRI). Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund later-stage development of certain programs that have not been licensed to a collaborator and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

As of December 31, 2021, we had $654.8 million in total long-term liabilities outstanding, comprised primarily of $375.7 million in net principal that remains outstanding under the Issuer II’s (defined below) Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

In September 2021, our Board approved a plan to restructure the Company’s business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Upon the completion of this Restructuring, our management and employees will be primarily focused on managing our most promising respiratory programs and the size of the Company will be reduced. As part of the Restructuring, we are eliminating approximately 270 positions, or 75% of our workforce. We expect to incur total estimated Restructuring expenses and related expenses of approximately $32.0 comprised of $17.0 million in cash expenses and $15.0 million in non-cash expenses. The Restructuring and related expenses are primarily comprised of severance, retention, and other costs relating to the Restructuring and are expected to be incurred through the third quarter of 2022. Affected employees have received notification and are eligible to receive severance payments based on their responsibilities within the organization and years of service, contingent upon effectiveness of an affected employee's a separation agreement, which includes a general release of claims against us.

Overall, we expect to realize estimated operating expense savings of approximately $170.0 million (excluding share-based compensation and any one-time restructuring, severance, and termination costs). These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

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

We currently maintain a sales force in the US and plan to continue to augment our sales and marketing personnel to support our co-promotion obligations for YUPELRI under our agreement with Viatris. The risks of fulfilling our US co-promotion obligations to Viatris include:

●	costs and expenses associated with maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third-party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue for several years;

●	our ability to retain effective sales and marketing personnel and medical science liaisons in the US;

●	the ability of our sales and marketing personnel to obtain access to and educate adequate numbers of prescribers about prescribing YUPELRI, in appropriate clinical situations; and

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

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

The risks identified in this risk factor relating to regulatory actions and oversight by agencies in the US and throughout the world also apply to the commercialization of any partnered products by our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties, including GSK, and such regulatory actions and oversight may limit those parties’ ability to commercialize such products, which could materially and adversely affect our business and financial condition, and which may cause the price of our securities to fall.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2021, and we do not expect to be a PFIC for the foreseeable future.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2021, we do not believe that our Company is a PFIC since 2015. Based on existing tax law, we do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

In addition, the agreement relating to the sale of VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) contains indemnification obligations of both us and Cumberland. If we are required to indemnify Cumberland or if we are unable to enforce our indemnification rights against Cumberland for any reason, our business and financial condition may be harmed.

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2021, we owned 285 issued US patents and 1,968 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (“CPPA”). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. And in 2021, Virginia and Colorado adopted laws, effective January 1, 2023, and July 1, 2023, respectively, introducing new privacy obligations for which we may need to take additional steps to comply. Similarly, there are a number of legislative proposals and enactments in the United States, at both the federal and state level, that could impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation, and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation involve, among other things, updates to our notices and the development of new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

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

Legal mechanisms to allow for the transfer of personal data from the EEA to the US have been challenged in the European Court of Justice, which generally increases uncertainty around compliance with EU privacy law requirements as these relate to transfer of data from the EU to the US. In 2016, the European Commission and the US Department of Commerce (“DOC”) put in place the EU US “Privacy Shield,” which has been relied on by some US companies since that time to transfer data to the US. However, on July 16, 2020, the European Court of Justice ruled that the Privacy Shield is invalid. As a result, from July 16, 2020 companies could no longer rely on the Privacy Shield as a basis on which to transfer personal data from the EU to the US. Data exporters and US-based companies are permitted to rely on other authorized means and procedures to transfer personal data subject to the GDPR to the US. Recent changes have been made to another commonly used authorized procedure to transfer personal data out of the EU, the European Commission’s Standard Contractual Clauses (SCCs). In June 2021, the European Commission published updated versions of the SCCs, which, if companies are relying on them as the mechanism to transfer personal information from the EEA to the US (or to other jurisdictions not recognized as adequate by the EU), must be incorporated into new and existing agreements within prescribed timeframes. The UK is expected to publish final versions of their own SCCs during 2022. Updating agreements to incorporate these new SCCs for the EEA and UK may require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Companies that have not taken steps to demonstrate that their SCCs and personal data recipients in the US or other non-adequate jurisdictions are suitable to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

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

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by the presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major regulatory or legislative initiatives, including those related to pricing of or reimbursement for prescription drugs. We expect we, our collaboration partners or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments and administrative policies.

The Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the US, primarily through the imposition of health insurance mandates on employers and individuals (the latter of which since made non-enforceable), the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Congress could enact additional legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program or other government programs. For example, Congress is considering Medicare Part B inflation rebate, under which manufacturers would owe additional rebates if the average sales price of a drug were to increase faster than the pace of inflation. Congress also could enact a drug price negotiation program under which the prices for certain high Medicare spend single source drugs would be capped by reference to the non-federal average manufacturer price. These or any other legislative changes could impact the market conditions for our products. We further expect continued scrutiny on government price reporting from Congress, agencies, and other bodies.

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

Certain provisions of the Healthcare Reform Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, effective January 1, 2019. Additional legislative changes to and regulatory changes under the Healthcare Reform Act remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the Healthcare Reform Act, its implementation, efforts to modify, or invalidate the Healthcare Reform Act, or portions thereof, or its implementation, and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Civil monetary penalties can be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. Congress could enact legislation that sunsets this discount program and replaces it with a new manufacturer discount program. Congress further could enact a Medicare Part D inflation rebate, under which manufacturers would owe additional rebates if the average manufacturer price of a drug were to increase faster than the pace of inflation.

Additionally, in November 2020, the US Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, for which the effective date was delayed to 2026 in the 2021 Infrastructure Investment and Jobs

Act, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (“PBMs”), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is unclear whether the rule will be further delayed, rewritten, or allowed to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us. There have been other proposals to modify the Medicare Part D benefit, including by imposing federally mandated rebates on all drugs dispensed to Medicare Part D enrollees or on only those drugs dispensed to certain groups of lower income beneficiaries. If any of these proposals are adopted including any that result in additional rebates, this could have a negative impact on revenues for our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, which could impact our revenues.

On August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reductions. In concert with subsequent legislation, this has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030 (with the exception of a temporary suspension from May 1, 2020 through May 31, 2022, due to the COVID-19 pandemic). The law provides for 1% Medicare sequestration in the second quarter of 2022 and allows the full 2% sequestration thereafter until 2030. To offset the temporary suspension during the COVID-19 pandemic, in 2030, the sequestration will be 2.25% for the first half of the year, and 3% in the second half of the year. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

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

Prior to the sale of VIBATIV to Cumberland, we had certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we had obligations to report average sales price under the Medicare program. Following the consummation of the transaction with Cumberland, our price reporting obligations related to VIBATIV have been transitioned to Cumberland, and price reporting obligations for YUPELRI reside with Viatris. We retain certain obligations with respect to record retention for these programs.

Under the Medicaid Drug Rebate program, a manufacturer is required to pay a rebate to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by the manufacturer on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug which, in general, represents the lowest price available from the manufacturer to any entity in the US in any pricing structure, calculated to include all sales and associated rebates, discounts and other price concessions. The amount of the rebate is adjusted upward if the average manufacturer price increases at a pace faster than inflation (measured by reference to the Consumer Price Index - Urban). Currently, the rebate is capped at 100 percent of the average manufacturer price, but, effective January 1, 2024, this cap on the rebate will be removed, and our rebate liability could increase accordingly.

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

Federal law also requires that manufacturers report average sales price information for certain categories of drugs that are paid under the Medicare Part B program to CMS on a quarterly basis. Manufacturers calculate the average sales price based on a statutorily defined formula as well as regulations and interpretations of the statute by CMS. CMS uses these submissions to determine payment rates for drugs under Medicare Part B. Effective January 1, 2023, manufacturers will be obligated to pay refunds to Medicare for single source drugs or biologicals, or biosimilar biological products, reimbursed under Medicare Part B and packaged in single-dose containers or single-use packages, for units of discarded drug reimbursed by Medicare Part B in excess of 10 percent of total allowed charges under Medicare Part B for that drug. Manufacturers that fail to pay refunds could be subject to civil monetary penalties of 125 percent of the refund amount.

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

The market price for our shares has and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold within a relatively short timeframe, could cause the price of our shares to drop significantly. In addition, as a result of the exchangeable note offering by GSK, up to 9,644,792 ordinary shares held by GSK could become freely tradeable after September 1, 2020, if holders of the GSK Notes were to exchange their notes for our ordinary shares, although our current stock price is below the exchange price.

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

Based on our review of publicly available filings, as of December 31, 2021, our three largest shareholders collectively owned 39.2% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal physical properties in the US consist of approximately 162,000 square feet of office and laboratory space leased in two buildings in South San Francisco, California. The South San Francisco lease expires in May 2030. Our Irish subsidiary operates from approximately 6,100 square feet of leased office space in Dublin, Ireland, and the lease expires in April 2027. As a result of our corporate restructuring announced in September 2021, we are evaluating options to reduce our leased space to meet our current and future needs.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares have traded on The Nasdaq Global Market under the symbol “TBPH” since June 3, 2014. As of February 21, 2022, there were 54 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of underlying shareholders represented by these shareholders of record.

Dividend Policy

We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our ordinary shares and do not intend to declare or pay cash dividends on our ordinary shares in the foreseeable future.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2021:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	reflected in column (a))
Options	2,670,158	$25.18	2,702,513
Restricted shares	8,353,849	n/a	n/a
Employee share purchase plan	n/a	n/a	2,658,006
Equity compensation plans approved by security holders	11,024,007	$25.18	5,360,519

Options	201,410	$17.17	218,611
Equity compensation plans not approved by security holders	201,410	$17.17	218,611
Total	11,225,417	$24.62	5,579,130

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

Additional information regarding share-based compensation is included in “Item 8, Note 1. Organization and Summary of Significant Accounting Policies,” and “Item 8, Note 10. Share-Based Compensation,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Share Performance Graph

The graph set forth below compares the cumulative total shareholder return on our ordinary shares from December 31, 2016 through December 31, 2021, with the cumulative total return of (i) the Nasdaq Composite Index, (ii) the NYSE Arca Pharmaceutical Index (previously labeled as the Nasdaq Pharmaceutical Index) and (iii) the Nasdaq Biotechnology Index over the same period. This graph assumes the investment of $100 on December 31, 2016 in each of (1) our ordinary shares, (2) the Nasdaq Composite Index, (3) the NYSE Arca Pharmaceutical Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our ordinary shares.

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

$100 Investment in TBPH Shares or Index	TBPH	NASDAQ Composite Index	NYSE Arca Pharmaceutical Index	NASDAQ Biotechnology Index
December 31, 2016	$100.00	$100.00	$100.00	$100.00
December 31, 2017	87.48	129.73	116.58	121.63
December 31, 2018	80.27	126.08	125.31	110.85
December 31, 2019	81.21	172.41	148.35	138.69
December 31, 2020	55.74	250.08	161.32	175.33
December 31, 2021	34.66	305.63	199.02	175.37

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management’s Discussion and Analysis (“MD&A”) is intended to facilitate an understanding of our results of operations, as well as our liquidity and capital resources. Additionally, it describes accounting policies and estimates that management has deemed as “critical accounting policies and estimates.” This MD&A should be read in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. The information contained in this MD&A or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, our operating expenses, and future payments under our collaboration agreements, includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. You should review the section entitled “Risk Factors” in Item 1A of Part I above for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See the section entitled “Special Note regarding Forward-Looking Statements” on page 3 for more information.

Management Overview

Theravance Biopharma is a biopharmaceutical company primarily focused on the discovery, development and commercialization of respiratory medicines. Our core purpose is to create medicines that make a difference® in people’s lives.

In pursuit of our purpose, we leverage decades of respiratory expertise to discover and develop transformational medicines that make a difference. These efforts have led to the development of the US FDA approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with COPD. Our respiratory pipeline of internally discovered programs is targeted to address significant patient respiratory needs.

We have an economic interest in potential future payments from GSK pursuant to our agreements with Innoviva” relating to certain programs, including TRELEGY.

Strategic Actions to Focus on Respiratory Diseases

Given clinical results from our late-stage development programs, in September 2021, our board of directors approved a plan to focus our resources on our most promising respiratory programs and reduce the size of the Company in order to maximize shareholder value. At completion, the corporate restructuring (the “Restructuring”) will result in us reducing headcount by approximately 75%, an estimated 270 positions, through a reduction in our workforce. Approximately 75% of the total reduction in workforce occurred at the end November 2021, and the remainder will be completed at the end of February 2022.

As a result of the Restructuring, we expect to realize estimated operating expense savings (excluding share-based compensation and any one-time restructuring, severance, and termination costs) of approximately $170.0 million. We estimate that we will incur total Restructuring and related expenses of approximately $32.0 million comprised of $17.0 million in cash expenses and $15.0 million in non-cash expenses. These expenses are primarily comprised of severance and other related costs. In 2021, we recognized $20.1 million of the Restructuring expenses comprised of $11.5 million in cash-related expenses and $8.6 million in non-cash expenses.

We expect to recognize the majority of the remaining approximate $12.0 million in Restructuring expenses, comprised of $5.0 million in cash-related expenses and $7.0 million in non-cash expenses, in the first quarter of 2022 and the balance by the third quarter of 2022. The remaining Restructuring expense estimates are subject to a number of assumptions, and actual final amounts may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

The go-forward organization leverages our expertise in developing and commercializing respiratory therapeutics. We intend to significantly narrow our R&D focus on our core respiratory assets, including a clinical study with Viatris Inc. (“Viatris”) intended to provide data to support a possible label update for YUPELRI, which would capture more of YUPELRI’s addressable market and further strengthen its competitive advantage, and investment in our inhaled Janus kinase inhibitor portfolio, with focus on our most advanced clinical candidate, nezulcitinib, initially targeting acute lung injury. We will also continue to explore strategic partnerships for both core and non-core assets to unlock value. All of these actions drive towards our goal to maximize shareholder value.

After implementing these strategic actions, we plan to become sustainably cash flow positive beginning in the second half of 2022, and we will work to optimize our capital structure in order to maximize total shareholder returns.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and other related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, ongoing spread of the disease across the US and the globe, and the actions taken to contain or treat the disease, including vaccine availability, distribution, acceptance and effectiveness. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies and estimates discussed below are essential to understanding our operating results and financial condition, as these policies and estimates relate to the more significant areas involving management’s judgments.

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

Research and Development Expenses

We incur substantial expenses associated with our clinical trials. Accounting for clinical trials relating to activities performed by clinical research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other external vendors requires management to exercise significant estimates in regard to the timing and accounting for these expenses. We estimate costs of research and development activities conducted by service providers, which include, the conduct of sponsored research, preclinical studies, and contract manufacturing activities. The diverse nature of services being provided under CRO and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by CROs, CMOs and other vendors in connection with clinical trials.

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

Examples of estimated R&D expenses that we accrue include:

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

To date, we have not experienced significant changes in our estimates of accrued R&D expenses after a reporting period. However, due to the nature of estimates, there is no assurance that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical studies and other R&D activities. Such changes in estimates will be recognized as R&D expenses in the period that the change in estimate occurs.

Theravance Respiratory Company, LLC (“TRC”)

Through our 85% equity interest in TRC, we are entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The primary drug program assigned to TRC is TRELEGY.

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

Income related to our equity ownership of TRC is reflected within our consolidated statements of operations and is classified as non-operating income. Amounts due from TRC that we believe to be collectable within one year and our equity in the net assets of TRC are reflected on our consolidated balance sheets as a current asset and a non-current asset, respectively. The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of December 31, 2021, that are expected to be collected from TRC and used to make a principal repayment on the Non-Recourse 2035 Notes within the next twelve months. The determination of the amounts likely to be received from TRC within the next twelve months requires significant judgement due to the significant variability of the amounts paid to the Company, as compared to the royalties due. Consequently, the actual amount paid to the holders of the 2035 Notes within twelve months of the reporting date may differ significantly from that recorded in the consolidated balance sheets.

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

Our total unrecognized tax benefits of $75.0 million and $63.4 million, as of December 31, 2021 and December 31, 2020, respectively, may reduce the effective tax rate in the period of recognition. We currently have a full valuation allowance against our deferred tax assets, which would impact the timing of the effective tax rate benefit should any of our uncertain positions be favorably settled in the future.

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

Results of Operations

The following tables set forth our results of operations for the periods presented. Management’s commentary for the 2021 results compared to 2020 results are presented in the paragraphs below, and management’s commentary for the 2020 results compared to the 2019 results are included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021.

Revenue

Revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Collaboration revenue	$11,463	$26,464	$31,250	$(15,001)	(57)%	$(4,786)	(15)%
Licensing revenue	—	1,500	28,500	(1,500)	NM	(27,000)	(95)
Viatris collaboration agreement	43,848	43,893	13,664	(45)	(0)	30,229	221
Total revenue	$55,311	$71,857	$73,414	$(16,546)	(23)%	$(1,557)	(2)%

NM: Not Meaningful

Collaboration revenue was $11.5 million in 2021, which represented a $15.0 million decrease from 2020. Collaboration revenue was primarily comprised of revenue recognized related to the $100.0 million upfront payment received in 2018 pursuant to the Janssen collaboration agreement that was entered into in February 2018. Janssen collaboration revenue is recognized for the R&D services we performed during the period based on a measure of our efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budgeted costs). The $15.0 million decrease in collaboration revenue compared to 2020 reflects the reduction of costs incurred to satisfy the remaining performance obligation related to the recently completed izencitinib Phase 2 study in ulcerative colitis and the closeout of the izencitinib Phase 2 study in Crohn’s disease. As of December 31, 2021, we have recognized all of the revenue associated with the Janssen $100.0 million upfront payment.

Licensing revenue was $1.5 million in 2020 and was attributable to the achievement of a milestone related to the acceptance of a clinical trial application associated with our agreement with Viatris to develop and commercialize nebulized revefenacin in China and adjacent territories. We did not recognize any licensing revenue in 2021.

We are entitled to a share of US profits and losses (65% to Viatris; 35% to Theravance Biopharma) received in connection with commercialization of YUPELRI. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris in connection with the commercialization of YUPELRI, if any, are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of our R&D expenses is characterized as a reduction of R&D expense, as we do not consider performing R&D services for reimbursement to be a part of our ordinary operations.

In 2021 and 2020, we recognized $43.8 million and $43.9 million, respectively, in revenue from the Viatris collaboration agreement, which represented the receivables due from Viatris related to YUPELRI. While Viatris records the total net sales of YUPELRI within its own financial statements, Viatris collaboration agreement revenue in our financial statements includes our implied 35% share of net sales of YUPELRI for 2021 and 2020 of $56.7 million and $50.0 million, respectively. While institutions in some parts of the country are allowing more in-person access, in-person engagements remain below pre-pandemic levels. Total 2021 prescription volumes continue to grow across most specialties with volumes heading toward parity with 2020. However, prescription volumes in pulmonology remain below pre-pandemic levels. Despite the challenges of the respiratory pandemic, dose demand for YUPELRI increased 25% in 2021 compared to 2020.

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

4)	Facilities and other, which include laboratory and office supplies, depreciation and other allocated expenses, which include general and administrative support functions, insurance and general supplies.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior years:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Employee-related	$48,612	$60,557	$64,531	$(11,945)	(20)%	$(3,974)	(6)%
Share-based compensation	25,634	31,294	28,953	(5,660)	(18)	2,341	8
External-related	90,194	135,114	92,921	(44,920)	(33)	42,193	45
Facilities, depreciation and other allocated expenses	29,217	33,988	32,843	(4,771)	(14)	1,145	3
Total research & development	$193,657	$260,953	$219,248	$(67,296)	(26)%	$41,705	19%

R&D expenses decreased by $67.3 million in 2021 compared to 2020, and the decrease was across all R&D categories. External-related expenses decreased by $44.9 million and was the largest contributor to the total R&D expense decrease. The decrease in external-related expenses was primarily due to the completion, or-near completion, of our late-stage clinical programs, primarily izencitinib and ampreloxetine. The decreases across the remaining R&D categories were primarily due to the Restructuring announced in September 2021 which resulted in significant reductions in employee-related expenses, share-based compensation expenses, and other allocated expenses of $11.9 million, $5.7 million, and $4.8 million, respectively. The reduction in employee-related expenses was primarily due to the reversal of the annual corporate bonus, and the reduction in share-based compensation was primarily due to a reduction in employee headcount. The reduction in other allocated expenses was primarily due to the decrease in allocated overhead costs from selling, general, and administrative expenses due to the Restructuring. Expenses that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $7.9 million, $10.1 million and $5.6 million for 2021, 2020, and 2019, respectively.

As a result of the Restructuring and our focus on our respiratory programs, we expect R&D expenses to continue to decrease over the next 12 months.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Selling, general and administrative	$99,296	$108,661	$106,081	$(9,365)	(9)%	$2,580	2%

Selling, general and administrative expenses decreased by $9.4 million in 2021 compared to 2020. The $9.4 million decrease was primarily attributed to the Restructuring and resulted in reductions in employee-related expenses, share-based compensation expenses, and external-related services. The decrease in employee-related expenses was primarily due to the reversal of the annual corporate bonus, and the reduction in share-based compensation was primarily due to a reduction in employee headcount. The decrease in external-related expenses was primarily due to a reduction in expenses related to the Restructuring. Expenses that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $28.1 million, $31.7 million, and $31.5 million, in 2021, 2020, and 2019, respectively.

Through June 2021, we leased approximately 170,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030. In July 2021, we terminated approximately 8,000 square feet of office space in one of the buildings and returned the space to the building’s landlord for their use. We determined that the termination would be accounted for as a lease modification under the applicable accounting guidance. As a result of the modification, we adjusted the value of our operating lease assets and liabilities in our consolidated balance sheets that resulted in a gain of $1.9 million in 2021. The $1.9 million gain was offset against facility expenses within selling, general and administrative expenses and then partially allocated to R&D expenses above.

Effective October 2021, we also subleased approximately 21,000 square feet of our South San Francisco office and laboratory space. Under the terms of the sublease agreement, the Company will receive an initial monthly base rent of $0.1 million, with annual base rent increases of 3%, and the subtenant’s proportionate share of the building’s operating expenses. In October 2021, we began recognizing the sublease income on a straight-line basis over the term of the sublease which ends in September 2028. The sublease income was be reflected as a reduction facility expenses within selling, general and administrative expenses and then partially allocated to R&D expenses above.

As a result of the Restructuring, we expect our selling, general and administrative expenses to significantly decrease over the next 12 months.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2021			2020
(In thousands)	2021	2020	2019	$	%		$	%
Restructuring and related expenses	$11,780	$—	$—	$11,780	NM	%	$—	NM	%
Share-based compensation expense (Non-cash)	8,362	—	—	8,362	NM		—	NM
Total restructuring and related expenses	$20,142	$—	$—	$20,142	NM	%	$—	NM	%

NM: Not Meaningful

Of the total $20.1 million in Restructuring and related expenses recognized in 2021, $10.5 million was related to R&D expenses and $9.6 million was related to selling, general and administrative expenses. The Restructuring and related expenses were primarily comprised of one-time severance payments, employee-related separation costs, retention costs, and other Restructuring-related expenses. The $20.1 million also included non-cash charges of $8.6 million primarily related to the modification of equity awards for employees affected by the Restructuring and certain related awards for other employees.

We estimate that we will incur total Restructuring and related expenses of approximately $32.0 million comprised of $17.0 million in cash expenses associated with employee termination benefits and related costs and $15.0 million in non-cash expenses relating to the acceleration of equity-awards for employees affected by the Restructuring. We expect to recognize the majority of the remaining approximate $12.0 million in Restructuring and related expenses, comprised of $5.0 million in cash-related expenses and $7.0 million in non-cash expenses, in the first quarter of 2022 and the balance by the third quarter of 2022. The remaining Restructuring expense estimates are subject to a number of assumptions, and actual final amounts may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

We are also evaluated the impact of the Restructuring on the carrying value of our long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to our long-lived assets. Based on our evaluation, we determined that our long-lived assets were not impaired as of December 31, 2021, and we did not recognize any impairment charges related to the long-lived assets in 2021. However, we may incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Income from investment in TRC, LLC	$103,987	$68,438	$33,705	$35,549	52%	$34,733	103%

The income from investment in TRC, LLC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters).

Income from investment in TRC, LLC increased by $35.5 million in 2021 compared to 2020 which included $8.5 million representing our share of the one-time fee that GSK paid to TRC upon termination of the MABA program in June 2020. The $104.0 million and $68.4 million in TRC income for 2021 and 2020, respectively, were recorded net of our share of TRC expenses of $3.4 million and $2.2 million, respectively. Our share of TRC expenses for both years were primarily comprised of TRC’s legal and related expenses associated with the arbitration between Innoviva and TRC and us.

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

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes, the redeemed Non-Recourse 2033 Notes, and the Non-Recourse 2035 Notes, as well as, the amortization of the associated debt issuance costs. Interest expense, as compared to the prior year, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
9.5% Non-recourse notes due 2035	$(38,342)	$(32,193)	$—	$(6,149)	19%	$(32,193)	NM	%
9.0% Non-recourse notes due 2033	—	(3,845)	(23,315)	3,845	NM	19,470	(84)
3.25% Convertible senior notes due 2023	(8,547)	(8,547)	(8,547)	—	—	—	—
Total interest expense	$(46,889)	$(44,585)	$(31,862)	$(2,304)	5%	$(12,723)	40%

NM: Not Meaningful

Interest expense increased by $2.3 million in 2021 compared to 2020 The $2.3 million increase was primarily attributed to additional interest expense incurred in 2021 related to an increase in principal balance of the Non-Recourse 2035 Notes. The increase in principal balance resulted from the February 2020 re-financing of the Non-Recourse 2033 Notes and interest payment shortfalls added to the principal balance as of the applicable interest payment dates.

Loss on Extinguishment of Debt

Loss on extinguishment of debt as compared to the comparable periods in the prior year, was as follows:

				Change
	Year Ended December 31,			2021			2020
(In thousands)	2021	2020	2019	$	%		$	%
Loss on extinguishment of debt	$—	$(15,464)	$—	$15,464	NM	%	$(15,464)	NM	%

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

Interest and Other Income (Expense), net

Interest and other income (expense), net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Interest and other income (expense), net	$1,109	$4,441	$8,395	$(3,332)	(75)%	$(3,954)	(47)%
Costs related to GSK offering	—	(1,610)	—	1,610	NM	(1,610)	NM
Total interest and other income (expense), net	$1,109	$2,831	$8,395	$(1,722)	(61)%	$(5,564)	(66)%

NM: Not Meaningful

Interest and other income (expense), net, decreased by $1.7 million in 2021 compared to 2020. The decrease was primarily due to higher investment balances in 2020 following the issuance of the Non-Recourse 2035 Notes in February 2020, lower investment yields in 2021, and an increase in foreign currency losses in 2021.

In June 2020, GSK completed its previously announced offering of $300.0 million of exchangeable senior notes due 2023, $280.3 million of which are exchangeable into our ordinary shares that are held by GSK and its affiliates for investment purposes. The $1.6 million in costs were primarily comprised of financial advisory and legal-related costs incurred by us in connection with the GSK offering.

Provision for Income Tax Benefit

The provision for income tax benefit, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2021		2020
(In thousands)	2021	2020	2019	$	%	$	%
Provision for income tax benefit	$151	$8,520	$5,222	$(8,369)	(98)%	$3,298	63%

The benefits for income tax were primarily due to the reversals of previously accrued contingent liabilities for uncertain tax positions due to a lapse of the statute of limitations. The $8.4 million decrease in income tax benefit in 2021 compared to 2020 was primarily due to a lower estimate of the uncertain tax positions taken with respect to transfer pricing and tax credits in comparison to 2020. Our provision for income tax expense differs from the expected statutory rate due to the valuation allowance on deferred tax assets.

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

As of December 31, 2021, we had approximately $173.5 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). To date, we have financed our operations primarily through public offerings of equity securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of December 31, 2021, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $392.6 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

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

On June 29, 2021, we sold 6,700,000 ordinary shares at a price to the public of $15.00 per share (the “Shares”). Under the terms of the underwriting agreement, on June 29, 2021, the underwriters also exercised a 30-day option to purchase an additional 1,005,000 ordinary shares for a total of 7,705,000 ordinary shares sold. The total gross proceeds from the offering were $115.6 million, before deducting underwriting discounts and commissions and offering expenses. The Shares were issued pursuant to our currently effective shelf registration statement on Form S-3, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

Corporate Restructuring

On September 15, 2021, we announced the Restructuring to focus our capital resources on our respiratory programs, resulting in an approximate 75% reduction in workforce to significantly reduce operational costs and preserve capital. Approximately 75% of the total reduction in workforce occurred at the end of November 2021, and the remainder will be completed at the end of February 2022. In 2021, we recognized $20.1 million of the Restructuring and related expenses comprised of $11.5 million in cash-related expenses and $8.6 million in non-cash expenses. We estimate that we will incur total Restructuring and related expenses of approximately $32.0 million comprised of $17.0 million in cash expenses associated with employee termination benefits and related costs and $15.0 million in non-cash expenses relating to the acceleration of equity-awards for employees affected by the Restructuring and certain related awards for other employees. We expect to recognize the majority of the remaining approximate $12.0 million in Restructuring and related expenses, comprised of $5.0 million in cash-related expenses and $7.0 million in non-cash expenses, in the first quarter of 2022 and the balance by the third quarter of 2022.

As a result of the Restructuring, we expect to realize estimated operating expense savings (excluding share-based compensation and any one-time restructuring, severance, and termination costs) of approximately $170.0 million. We expect to be sustainably cash flow positive beginning in the second half of 2022 primarily achieved through our reduced cash expenditures in light of the Restructuring and the focus on our respiratory assets. These estimates are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

Despite expected expense savings from the Restructuring, we may continue to incur net losses over the next several years due to expenditures relating to our continuing respiratory drug discovery efforts and preclinical and clinical development of our current respiratory product candidates. In particular, to the extent we advance our respiratory product candidates into and through later-stage clinical studies without a partner, we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to grow our respiratory development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones.

Our new strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the COVID-19 pandemic, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of our approved products, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the date of issuance of this Annual Report on Form 10-K based on current operating plans and financial forecasts. We plan to be sustainably cash flow positive beginning in the second half of 2022 primarily driven by our Restructuring and forecasted revenues and royalties generated by YUPELRI and TRELEGY net sales.

As needed, we may seek to obtain additional financing in the form of public or private equity offerings, debt financing or additional collaborations and licensing arrangements. However, future financing may not be available in amounts or on terms acceptable to us.

Without adequate financial resources to fund our expected future operations, we may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or, as we have recently announced in September 2021, we may need to delay, reduce or eliminate one or more of our research or development programs and reduce overall overhead expenses. In addition, we may have to make further reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities.

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2021	2020	2019	2020	2019
Net cash used in operating activities	$(207,858)	$(250,403)	$(238,197)	$42,545	$(12,206)
Net cash provided by (used in) investing activities	124,494	10,721	(83,051)	113,773	93,772
Net cash provided by financing activities	91,860	263,085	1,291	(171,225)	261,794

Net cash flows used in operating activities

Net cash used in operating activities was $207.9 million in 2021, consisting of a net loss of $199.4 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $31.2 million and a net decrease in cash resulting from changes in operating assets and liabilities of $39.6 million.

Net cash used in operating activities was $250.4 million in 2020, consisting primarily of a net loss of $278.0 million, a net increase in cash resulting from adjustments for total non-cash and other reconciling items of $67.1 million and a net decrease in cash resulting from changes in operating assets and liabilities of $39.5 million.

Net cash flows provided by (used in) investing activities

Net cash provided by investing activities was $124.5 million in 2021, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $127.9 million and partially offset by $3.4 million used for the purchase of property and equipment.

Net cash provided by investing activities was $10.7 million in 2020 and was primarily attributed the proceeds from the sales of marketable securities of $19.9 million which was partially offset by $6.6 million related to the purchase of property and equipment and $2.7 million in cash outflows resulting from net purchases and maturities of marketable securities.

Net cash flows provided by financing activities

Net cash provided by financing activities was $91.9 million in 2021, consisting of the sale of 7,705,000 ordinary shares for total net proceeds of $108.2 million and $3.5 million in proceeds from ESPP and share option purchases. These proceeds were partially offset by $10.7 million in principal payments on the Non-Recourse 2035 Notes and $9.1 million related to the repurchase of shares to satisfy tax withholding obligations.

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

Contractual Obligations

In the table below, we set forth our significant contractual obligations, as well as obligations related to contracts that we are likely to continue, regardless of the fact that some were cancelable as of December 31, 2021. Some of the amounts that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the amount of the obligations that we will pay in future periods may vary from those reflected in the table.

		Years
(In thousands)	Total	Within 1	1 to 3	3 to 5	After 5
3.25% Convertible senior notes due 2023 - principal	$230,000	$—	$230,000	$—	$—
3.25% Convertible senior notes due 2023 - interest	13,725	7,475	6,250	—	—
9.5% Non-recourse notes due 2035 - net principal *	392,626	*	*	*	*
Facility operating leases	85,847	9,312	19,425	20,558	36,552
Purchase obligations (1)	54,632	52,773	1,859	—	—
Total	$776,830	$69,560	$257,534	$20,558	$36,552

*

The Non-Recourse 2035 Notes are secured by the Issuer II’s right, title, and interest in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes is the 63.75% economic interest of the Issuer II in any future payments made by GSK under the collaboration agreement, dated as of November 14, 2002, by and between Innoviva and GSK relating to the Trelegy program. In addition, prior to December 5, 2024, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for the quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that period. Since the timing of the principal and interest payments on the Non-Recourse 2035 Notes is ultimately based on royalties from TRELEGY product sales, which will vary from quarter to quarter and are unknown to us, only the total net principal payment amount at issuance is included in the above table. See “Item 8, Note 6. Debt" of the accompanying consolidated financial statements for further information.

(1)

Substantially all of this amount was comprised of open purchase orders, as of December 31, 2021, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities related to our existing contracts.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2021. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Performance-Contingent Awards

We periodically grant performance-contingent awards to our employees. For the year ended December 31, 2021, we recognized $0.8 million of aggregate share-based compensation expense and $0.4 million in cash bonus expense related to these types of awards. As of December 31, 2021, the maximum remaining expense related to outstanding performance-contingent awards was $2.9 million which had performance expiration dates through December 2025.

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

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. As of December 31, 2021 and 2020, we have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of $0.2 million and $0.5 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

We are also subject to interest rate sensitivity on our outstanding Convertible Senior 2023 Notes that were issued in November 2016 and our Non-Recourse 2035 Notes that were issued in February 2020. Increases in interest rates would result in a decrease in the fair value of our outstanding debt and decreases in interest rates would result in an increase in the fair value of our outstanding debt. These decreases or increases in the fair value of our outstanding debt would be partially offset by corresponding decreases or increases in our fixed income investment portfolio. The Convertible Senior 2023 Notes pay interest semi-annually, and the $230.0 million of principal is scheduled to be repaid in October 2023. The Non-Recourse 2035 Notes pay interest and principal quarterly, and the remaining net principal of $392.6 million is due by 2035.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, shareholders' deficit, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the financial statements of Theravance Respiratory Company, LLC (“TRC”), an entity in which the Company has an 85% economic interest. The Company’s equity in net assets of TRC and amounts due from TRC totaled $111.1 million at December 31, 2021, and the Company’s equity in the net income of TRC was $104.0 million for 2021. The 2021 financial statements of TRC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 2021 amounts included for TRC, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Theravance Biopharma, Inc.'s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

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

The Company recognized revenue from its Janssen Biotech, Inc. collaboration and licensing agreement (the “Janssen Agreement”) of $11.4 million for the year ended December 31, 2021. As described in Note 1, collaboration agreements may include many elements such as up-front fees, milestones, royalties, expense reimbursement, and/or profit sharing. Furthermore, collaborations may include the delivery of various goods or services to the collaborative partner such as licenses to intellectual property or research and development services. In some circumstances, management is required to use judgment to determine whether analogies to the revenue accounting literature are appropriate for elements of collaboration arrangements. Revenue recognized under the Janssen Agreement is based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget).

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

To test the accounting for revenue from collaboration arrangements we tested and evaluated, among other things, the performance obligations identified, the estimates and assumptions used to determine transaction price, and the allocation of transaction price to performance obligations. We assessed whether management’s analogies to the revenue literature were a consistent and rational application of accounting policy. To test the measurement of efforts toward satisfying performance obligations, our audit procedures included, among others, reviewing management’s analysis for accuracy and completeness by agreeing data to underlying agreements and inspecting communications with collaboration partners. As of December 31, 2021, we obtained the formal termination letter issued by Janssen to the Company, which supported completion of the Company’s performance obligation under the arrangement and that the remaining deferred allocated transaction price was appropriately recognized as revenue.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Redwood City, California

February 28, 2022

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$89,959	$81,467
Short-term marketable securities	83,506	211,474
Receivables from collaborative arrangements	14,065	15,868
Amounts due from TRC, LLC	43,534	53,799
Prepaid clinical and development services	10,245	20,374
Other prepaid and current assets	8,561	10,359
Total current assets	249,870	393,341
Property and equipment, net	13,657	16,422
Operating lease assets	39,690	43,260
Equity in net assets of TRC, LLC	67,537	12,750
Restricted cash	837	833
Other assets	3,228	2,451
Total assets	$374,819	$469,057

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,098	$6,775
Accrued personnel-related expenses	12,796	35,238
Accrued clinical and development expenses	17,010	28,799
Accrued general and administrative expenses	2,898	6,048
Accrued interest payable	3,940	3,974
Current portion of non-recourse notes due 2035, net	16,940	19,334
Operating lease liabilities	503	9,867
Deferred revenue	98	11,523
Other accrued liabilities	1,304	2,013
Total current liabilities	58,587	123,571
Convertible senior notes due 2023, net	228,035	226,963
Non-recourse notes due 2035, net	371,359	372,873
Long-term operating lease liabilities	52,681	47,220
Long-term deferred revenue	310	348
Other long-term liabilities	2,420	1,833
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 74,435 and 64,328 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	1,387,469	1,222,818
Accumulated other comprehensive income	—	47
Accumulated deficit	(1,726,043)	(1,526,617)
Total shareholders’ deficit	(338,573)	(303,751)
Total liabilities and shareholders’ deficit	$374,819	$469,057

See accompanying notes to consolidated financial statements

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Revenue:
Collaboration revenue	$11,463	$26,464	$31,250
Licensing revenue	—	1,500	28,500
Viatris collaboration agreement	43,848	43,893	13,664
Total revenue	55,311	71,857	73,414

Expenses:
Research and development (1)	193,657	260,953	219,248
Selling, general and administrative (1)	99,296	108,661	106,081
Restructuring and related expenses (1)	20,142	—	—
Total expenses	313,095	369,614	325,329

Loss from operations	(257,784)	(297,757)	(251,915)
Income from investment in TRC, LLC	103,987	68,438	33,705
Interest expense	(46,889)	(44,585)	(31,862)
Loss on extinguishment of debt	—	(15,464)	—
Interest and other income, net	1,109	2,831	8,395
Loss before income taxes	(199,577)	(286,537)	(241,677)
Provision for income tax benefit	151	8,520	5,222
Net loss	$(199,426)	$(278,017)	$(236,455)

Net loss per share:
Basic and diluted net loss per share	$(2.87)	$(4.46)	$(4.25)
Shares used to compute basic and diluted net loss per share	69,461	62,345	55,610
(1)	Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Research and development	$25,634	$31,294	$28,953
Selling, general and administrative	28,065	31,682	31,497
Restructuring and related expenses	8,362	—	—
Total share-based compensation expense	$62,061	$62,976	$60,450

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss	$(199,426)	$(278,017)	$(236,455)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	(47)	(98)	311
Comprehensive loss	$(199,473)	$(278,115)	$(236,144)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2018	55,681	$1	$960,721	$(166)	$(1,012,145)	$(51,589)
Proceeds from ESPP purchases	203	—	3,474	—	—	3,474
Employee share-based compensation expense	—	—	60,450	—	—	60,450
Issuance of restricted shares	1,105	—	—	—	—	—
Option exercises	164	—	3,142	—	—	3,142
Repurchase of shares to satisfy tax withholding	(138)	—	(3,173)	—	—	(3,173)
Net unrealized gain on marketable securities	—	—	—	311	—	311
Net loss	—	—	—	—	(236,455)	(236,455)
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Proceeds from ESPP purchases	245	—	3,701	—	—	3,701
Employee share-based compensation expense	—	—	62,976	—	—	62,976
Issuance of restricted shares	1,907	—	—	—	—	—
Option exercises	68	—	1,361	—	—	1,361
Repurchase of shares to satisfy tax withholding	(407)	—	(9,749)	—	—	(9,749)
Net unrealized loss on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(278,017)	(278,017)
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	275	—	3,466	—	—	3,466
Employee share-based compensation expense	—	—	62,061	—	—	62,061
Issuance of restricted shares	2,682	—	—	—	—	—
Option exercises	—	—	5	—	—	5
Repurchase of shares to satisfy tax withholding	(555)	—	(9,061)	—	—	(9,061)
Net unrealized loss on marketable securities	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(199,426)	(199,426)
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(199,426)	$(278,017)	$(236,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,912	6,798	6,441
Amortization and accretion income, net	10	(1,079)	(3,451)
Share-based compensation	62,061	62,976	60,450
Loss on disposal of property and equipment	39	—	—
Amortization of right-of-use assets	3,786	3,344	3,224
Gain from lease modification	(1,863)	—	—
Undistributed earnings from TRC, LLC	(44,516)	(37,975)	(23,152)
Interest shortfall on 2035 notes, net	5,713	17,643	—
Loss on extinguishment of debt	—	15,464	—
Other	10	(95)	146
Changes in operating assets and liabilities:
Accounts receivable	—	—	620
Receivables from collaborative and licensing arrangements	1,803	6,128	(11,943)
Prepaid clinical and development services	10,129	(17,638)	(561)
Other prepaid and current assets	2,867	(2,327)	(73)
Tax receivable	—	(258)	(3,700)
Other assets	(972)	(852)	(358)
Accounts payable	(3,534)	3,658	(4,274)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(37,225)	5,983	10,626
Accrued interest payable	(34)	(1,685)	2,573
Deferred revenue	(11,463)	(26,465)	(31,245)
Operating lease liabilities	(1,742)	1,600	(2,317)
Other long-term liabilities	587	(7,606)	(4,748)
Net cash used in operating activities	(207,858)	(250,403)	(238,197)

Investing activities
Purchases of property and equipment	(3,406)	(6,616)	(3,176)
Purchases of marketable securities	(158,305)	(401,987)	(423,898)
Maturities of marketable securities	286,199	399,318	339,018
Proceeds from the sale of marketable securities	—	19,942	—
Proceeds from the sale of property and equipment	6	64	5
Proceeds from the sale of VIBATIV business, net	—	—	5,000
Net cash provided by (used in) investing activities	124,494	10,721	(83,051)

Financing activities
Proceeds from the sale of ordinary shares, net	108,180	139,915	—
Proceeds from issuance of 2035 notes, net	—	380,000	—
Payment of issuance costs on 2035 notes	—	(5,326)	—
Principal payment on 2035 notes	(10,730)	—	—
Payment of redemption premium on 2033 notes	—	(11,470)	—
Principal payment on 2033 notes	—	(235,347)	(2,152)
Proceeds from ESPP purchases	3,466	3,701	3,474
Proceeds from option exercises	5	1,361	3,142
Repurchase of shares to satisfy tax withholding	(9,061)	(9,749)	(3,173)
Net cash provided by financing activities	91,860	263,085	1,291

Net increase (decrease) in cash, cash equivalents, and restricted cash	8,496	23,403	(319,957)
Cash, cash equivalents, and restricted cash at beginning of period	82,300	58,897	378,854
Cash, cash equivalents, and restricted cash at end of period	$90,796	$82,300	$58,897

Supplemental disclosure of cash flow information
Cash paid for interest	$39,029	$24,024	$26,178
Cash (received) paid for income taxes, net	$(4,089)	$14	$22
Right-of-use assets obtained in exchange for lease obligations (1)	$—	$—	$49,847
(1)Amounts for the year ended December 31, 2019 include the transition adjustment for the adoption of ASC 842, Leases.

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Theravance Biopharma, Inc. (“Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development and commercialization of respiratory medicines. The Company’s core purpose is to create medicines that make a difference® in people’s lives.

Basis of Presentation

The Company’s consolidated financial statements as of December 31, 2021 and 2020, and for the year ended December 31, 2021, 2020, and 2019 have been prepared in conformity with United States (“US”) Generally Accepted Accounting Principles ("GAAP"), and the US Securities and Exchange (“SEC”) regulations for annual reporting.

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

Restricted Cash

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The Company may also maintain restricted cash for debt servicing of its non-recourse notes. See “Note 4. Cash, Cash Equivalents, and Restricted Cash” for more information.

Investments in Marketable Securities

The Company invests in marketable securities, primarily commercial paper, corporate notes, government bonds and government agency bonds. The Company classifies its marketable securities as available-for-sale securities and reports them at fair value in cash and cash equivalents or marketable securities on the consolidated balance sheets with related unrealized gains and losses included as a component of shareholders’ deficit. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest and other income (loss) on the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Realized gains and losses and interest and dividends on securities are included in interest and other income (loss).

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

Financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities and debt. The Company’s cash equivalents and marketable securities are carried at estimated fair value and remeasured on a recurring basis. The carrying value of accounts receivable, receivables from collaborative arrangements, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments. The fair value of the Company's debt is classified as a level 2 financial instrument and is disclosed in “Note 6. Debt”.

Receivables from Collaborative Arrangements

For the periods presented, the Company’s receivables from collaborative arrangements relate to amounts due arising from its collaboration (and licensing) agreements. When appropriate, the Company provides for an allowance for credit losses. The Company performs periodic credit evaluations of its customers and generally does not require collateral. For the periods presented, the Company did not have any material write-offs of receivables from collaborative arrangements.

Concentration of Credit Risks

The Company invests in a variety of financial instruments and, based on its policy, limits the amount of credit exposure with any one issuer, industry or geographic area for investments other than instruments backed by the US federal government.

The Company’s receivables primarily relate to amounts due under its collaboration and licensing agreements. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to its collaboration agreements. The Company performs periodic evaluations of its customers and generally does not require collateral. For the year ended December 31, 2021, 2020, and 2019, the Company did not experience any material losses related to its receivables.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation, and amortized using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Leases

The Company determines whether a contract is or contains a lease at inception of the arrangement. In evaluating whether a contract is indicative of a lease, the Company considers all relevant facts and circumstances to assess whether the arrangement has extended to the Company the right to both (i) obtain substantially all the economic benefits from use of an identified asset and (ii) direct the use of the identified asset. To the extent that the Company determines a contract represents a lease, the arrangement is classified as either an operating lease or a finance lease, with the classification affecting the presentation and pattern of expense recognition in the consolidated statements of operations. The Company did not have any finance leases at either December 31, 2021 or 2020.

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

Capitalized Software

The Company capitalizes certain costs related to direct material and service costs for software obtained for internal use. Upon being placed in service, these costs and other future capitalizable costs related to the internal use software system integration are depreciated over five years. There were no material capitalized software costs recorded for the year ended December 31, 2021 or 2020.

Impairment of Long-Lived Assets

The Company’s long-lived assets consists of property and equipment, operating lease assets and other assets. The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that the asset may not be recoverable. An impairment loss is recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. There was no impairment of long-lived assets recorded for the year ended December 31, 2021, 2020, or 2019.

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

Examples of estimated R&D expenses that the Company accrues include:

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

To date, the Company has not experienced significant changes in its estimates of accrued R&D expenses after a reporting period. However, due to the nature of estimates, there is no assurance that the Company will not make changes to its estimates in the future as it becomes aware of additional information about the status or conduct of its clinical studies and other R&D activities. Such changes in estimates will be recognized as R&D expenses in the period that the change in estimate occurs.

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $9.3 million, $6.3 million and $2.4 million for the year ended December 31, 2021, 2020, and 2019, respectively.

Fair Value of Share-Based Compensation Awards

The Company issues share-based awards to employees and non-employees, generally in the form of share options and restricted share units (“RSUs”). Share-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for actual forfeitures as they occur. The Company expenses these share-based awards over the requisite service period on a straight-line basis, based on the grant date fair value of the awards.

The Company determines the fair value of RSUs using the closing market price of the Company's common shares on the day of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire shares granted under its employee share purchase plan (“ESPP”). The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected share price volatility. The Company uses the “simplified” method as described in Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate the expected option term.

The Company also issues performance share units that settle in the Company's shares. The fair value is determined on the date of the grant using the number of shares expected to be earned and the ending market value of the shares on grant date. The number of shares expected to vest is determined by assessing the probability that the performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. For performance share units, the Company recognizes share-based compensation expense over the requisite service period using the accelerated attribution method when achievement of the performance criteria becomes probable.

Debt Instruments

Coupon interest on the Company’s debt instruments is accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs are capitalized as deferred financing costs and presented as a reduction of the carrying value of the financial liability on the Company’s consolidated balance sheets. Debt issuance costs subsequently are amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company considers whether there are any embedded features in its debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC Topic 815, Derivatives and Hedging. As of December 31, 2021 and 2020, the Company’s debt instruments did not include any features that require bifurcation and separate derivative accounting.

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

Income related to the Company’s equity ownership of TRC is reflected within its consolidated statements of operations and is classified as non-operating income. Amounts due from TRC that we believe will be collected within one year and our equity in the net assets of TRC are reflected on our consolidated balance sheets as a current asset and a non-current asset, respectively. The portion of the Non-Recourse 2035 Notes classified as a current liability, if any, is based on the amount of royalties received, or receivable, as of December 31, 2021, that are expected to be collected from TRC and used to make a principal repayment on the Non-Recourse 2035 Notes within the next twelve months. The determination of the amounts likely to be received from TRC within the next twelve months requires significant judgement due to the significant variability of the amounts paid to the Company, as compared to the royalties due. Consequently, the actual amount paid to the holders of the 2035 Notes within twelve months of the reporting date may differ significantly from that recorded in the consolidated balance sheets.

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

The Company’s total unrecognized tax benefits of $75.0 million and $63.4 million, as of December 31, 2021 and December 31, 2020, respectively, may reduce the effective tax rate in the period of recognition. The Company currently has a full valuation allowance against its deferred tax assets, which would impact the timing of the effective tax rate benefit should any of the Company’s uncertain positions be favorably settled in the future.

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

	Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Numerator:
Net loss	$(199,426)	$(278,017)	$(236,455)
Denominator:
Weighted-average ordinary shares outstanding	69,518	62,808	56,452
Less: weighted-average ordinary shares subject to forfeiture	(57)	(463)	(842)
Weighted-average ordinary shares used to compute basic and diluted net loss per share	69,461	62,345	55,610
Basic and diluted net loss per share	$(2.87)	$(4.46)	$(4.25)

For the year ended December 31, 2021, 2020, and 2019, diluted and basic net loss per share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Share issuances under equity incentive plans and ESPP	7,469	6,553	6,577
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676
Total	14,145	13,229	13,253

In addition, there were 414,000 shares subject to performance-based vesting criteria which have been excluded from the ordinary equivalent shares table above for the year ended December 31, 2019. There were no such shares excluded as of December 31, 2021 and 2020.

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Related Parties

GSK owned 13.0% of the Company’s ordinary shares outstanding as of December 31, 2021. On June 22, 2020, GSK Finance (No.3) plc (“GSK Finance”), a wholly-owned subsidiary of GSK, issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 ordinary shares of Theravance Biopharma held by GSK and its affiliates. The GSK Notes are guaranteed by GSK and are exchangeable at the option of noteholders on any business day on or after September 1, 2020. The GSK Notes will mature on June 22, 2023 and do not bear interest. The GSK Notes were offered at an issue price 108.5% of their principal amount. The initial exchange rate is 34.4044 shares of Theravance Biopharma ordinary shares per $1,000 principal amount of GSK Notes, which is equivalent to an initial exchange price of approximately $29.066 per share, representing a premium of 35% over the volume weighted-average price of Theravance Biopharma’s ordinary shares on June 17, 2020.

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

Robert V. Gunderson, Jr. was a member of the Company’s board of directors until his resignation effective September 11, 2021. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees incurred for services provided by Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP were $0.5 million, $0.5 million and $0.4 million for the year ended December 31, 2021, 2020, and 2019, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The standard also enhances the consistency of earnings-per-share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings-per-share calculations. ASU 2020-06 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The Company evaluated ASU 2020-06 and determined that its adoption will not have a material impact on the Company’s consolidated financial statements and related disclosures.

The Company has evaluated other recently issued accounting pronouncements and does not currently believe that any of these pronouncements will have a material impact on its consolidated financial statements and related disclosures.

2. Revenue

Revenues from Collaborative Arrangements

The Company recognized revenues from its collaborative arrangements as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Janssen	$11,425	$26,426	$31,096
Other	38	38	154
Total collaboration revenue	$11,463	$26,464	$31,250

Changes in Deferred Revenue Balances

Changes in deferred revenue balances arose as a result of the Company recognizing the following revenue from collaborative arrangements during the periods below:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$11,463	$26,464	$31,245
Performance obligations satisfied in previous period	—	—	—

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

Under the terms of the Janssen Agreement, following the initial Phase 2 development period, including the completion of the Phase 2 Crohn’s study, Janssen had the right to obtain an exclusive license to develop and commercialize izencitinib and certain related back-up compounds by paying the Company $200.0 million. Upon any such election, the Company and Janssen would jointly develop and commercialize izencitinib in inflammatory intestinal diseases and share profits in the US and expenses related to Phase 3 development and registration activities (67% to

Janssen; 33% to Theravance Biopharma). The Company would receive royalties on ex-US sales at double-digit tiered percentage royalty rates, and the Company would be eligible to receive additional milestone payments from Janssen. In August 2021, the Company completed a Phase 2b/3 (RHEA) induction and maintenance study of izencitinib in ulcerative colitis and announced that the study results did not meet its primary endpoint. Based on the study results, in December 2021, the Company received notice from Janssen that the Janssen Agreement would be terminated effective January 16, 2022.

The Janssen Agreement was considered to be within the scope of Accounting Standards Codification, Topic 808, Collaborative Arrangements (“ASC 808”) and the Company identified research and development activities as its performance obligations. The Company further determined that the transaction price under the arrangement was the $100.0 million upfront payment which was allocated to the performance obligations. The $200.0 million potential opt-in and other milestones payments were considered variable consideration and not included in the transaction price as they were all determined to be fully constrained under ASC 606. As part of the Company’s evaluation of this variable consideration constraint, it determined that the potential payments are contingent upon developmental and regulatory milestones that are uncertain and are highly susceptible to factors outside of its control.

For the year ended December 31, 2021, 2020, and 2019, the Company recognized $11.4 million, $26.4 million, and $31.1 million, respectively, as revenue from collaboration arrangements related to the Janssen Agreement, and as of December 31, 2021, all of the revenue related to the $100.0 million upfront payment has been fully recognized as collaboration revenue.

Collaboration revenue was recognized for the research and development services based on a measure of the Company’s efforts toward satisfying the performance obligation relative to the total expected efforts or inputs to satisfy the performance obligation (e.g., costs incurred compared to total budget). Consequently, delays in trial activity and/or changes to the total budget would have impacted the timing and amount of revenue recognized in any given reporting period. As a result of the notice from Janssen that the Janssen Agreement would be terminated effective January 16, 2022, the Company has no future performance obligations associated with the remaining collaboration revenue that was recognized in the fourth quarter of 2021. For the year ended December 31, 2021, 2020, and 2019, the Company incurred $18.3 million, $38.5 million, and $39.9 million, respectively, in research and development costs related to the Janssen Agreement.

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

As of December 31, 2021, the Company is eligible to receive from Viatris potential global (ex-China and adjacent territories) development, regulatory and sales milestone payments totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The $45.0 million associated with future potential combination products relates solely to development and regulatory actions.

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

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities.

The following YUPELRI-related amounts were recognized within revenue and selling, general and administrative expense in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Viatris collaboration agreement - Amounts receivable from Viatris	$43,848	$43,893	$13,664
Collaboration loss - Amounts payable to Viatris	$—	$—	$1,582

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the year ended December 31, 2021, 2020, and 2019 of $56.7 million, $50.0 million, and $19.3 million, respectively, before deducting shared expenses.

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Janssen	$5,819	$8,554	$5,129
Viatris	2,072	1,524	460
Total reduction to R&D expense, net	$7,891	$10,078	$5,589

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

The Pfizer Agreement is accounted for under ASC 606. The Company identified two performance obligations primarily comprised of the delivery of the license and samples of tangible materials which were completed in December 2019. The transaction price was determined to be the upfront payment of $10.0 million which the Company recognized as licensing revenue in December 2019.

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

3. Segment Information

The Company operates in a single segment, which is the discovery (research), development and commercialization of human therapeutics. The following table summarizes total revenue by geographic region:

	Year Ended December 31,
(In thousands)	2021	2020	2019
US	$55,273	$70,319	$54,760
Europe	38	1,538	18,654
Total revenue	$55,311	$71,857	$73,414

The following table summarizes total revenue from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total revenue (as a percentage of total revenues) during the most recent three years:

	Year Ended December 31,
(% of total revenue)	2021	2020	2019
Viatris	79%	63%	44%
Janssen	21%	37%	42%
Pfizer	—	—	14%

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	December 31,
(In thousands)	2021	2020	2019
Cash and cash equivalents	$89,959	$81,467	$58,064
Restricted cash	837	833	833
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$90,796	$82,300	$58,897

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

The Company periodically engages in foreign exchange transactions as a part of its operations. For the year ended December 31, 2021 and 2020, the Company recognized net realized and unrealized foreign currency losses of

$0.9 million and $0.3 million, respectively. For the year ended December 31, 2019, Company recognized net realized and unrealized foreign currency gains of $0.2 million. These amounts are included in the Company’s consolidated statements of operations within “Interest and other income, net”.

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

Available-for-sale securities are summarized below:

		December 31, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,986	$—	$(2)	$29,984
Corporate notes	Level 2	5,034	—	(2)	5,032
Commercial paper	Level 2	48,490	1	(1)	48,490
Marketable securities		83,510	1	(5)	83,506
Money market funds	Level 1	50,228	—	—	50,228
Total		$133,738	$1	$(5)	$133,734

		December 31, 2020
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$75,036	$34	$—	$75,070
US government agency securities	Level 2	74,971	18	—	74,989
Corporate notes	Level 2	5,046	—	(1)	5,045
Commercial paper	Level 2	56,374	1	(5)	56,370
Marketable securities		211,427	53	(6)	211,474
Money market funds	Level 1	—	—	—	—
Total		$211,427	$53	$(6)	$211,474

As of December 31, 2021, all of the Company’s available-for-sale securities had contractual maturities within 6 months and the weighted-average maturity of marketable securities was approximately 2 months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the year ended December 31, 2021 or 2020.

Available-for-sale debt securities with unrealized losses are summarized below:

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$19,991	$(2)	$—	$—	$19,991	$(2)
Corporate notes	5,031	(2)	—	—	5,031	(2)
Commercial paper	9,995	(1)	—	—	9,995	(1)
Total	$35,017	$(5)	$—	$—	$35,017	$(5)

	December 31, 2020
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$5,045	$(1)	$—	$—	$5,045	$(1)
Commercial paper	39,375	(5)	—	—	39,375	(5)
Total	$44,420	$(6)	$—	$—	$44,420	$(6)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of December 31, 2021.

As of December 31, 2021, the Company’s accumulated other comprehensive income (loss) on its consolidated balance sheets included the net unrealized gains or losses on available-for-sale investments shown in the table above. For the year ended December 31, 2021, the Company did not sell any marketable securities. For the year ended December 31, 2020, the Company sold marketable securities for total proceeds of $19.9 million and recognized minimal net realized gains from the sales based on the specific identification method. The Company did not sell any of its marketable securities for the year ended December 31, 2019.

6. Debt

Debt consisted of the following liability components:

	December 31,
(In thousands)	2021	2020
9.5% Non-Recourse 2035 Notes:
Principal amount	$413,291	$418,572
Less: 5% retained by the Company	(20,665)	(20,929)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(3,062)	(3,847)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,265)	(1,589)
	388,299	392,207
3.25% Convertible 2023 Notes:
Principal amount	230,000	230,000
Unamortized debt issuance costs	(1,965)	(3,037)
	228,035	226,963

Total debt	$616,334	$619,170

Debt interest expense consists of the following components:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Stated coupon interest	$44,707	$42,625	$28,811
Amortization of debt issuance costs	2,182	1,960	3,051
Total debt interest expense	$46,889	$44,585	$31,862

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

Over the course of 2021, $5.7 million of net interest shortfall was added to and $10.7 million of net principal payments was deducted from the Non-Recourse 2035 Notes. This resulted in a $5.0 million net principal decrease of the Non-Recourse 2035 Notes which represented royalties received in excess of the interest payable through the respective payment dates. As of December 31, 2021, the Non-Recourse 2035 Notes’ issuance-to-date net interest shortfall was $23.4 million and the issuance-to-date net principal paydown was $10.7 million.

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

As of December 31, 2021, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $392.6 million and $373.0 million, respectively. As of December 31, 2020, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $397.6 million and $399.6 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

The refinancing of the Non-Recourse 2033 Notes involved multiple lenders who were considered members of a loan syndicate. To determine whether the refinancing was to be accounted for as a debt extinguishment or modification, the Company considered whether the lenders involved in the Non-Recourse 2033 Notes and the Non-Recourse 2035 Notes remained the same or changed and whether the change in debt terms was substantial. The debt terms were considered substantially different if the present value of the cash inflows and outflows of the Non-Recourse 2035 Notes, including all principal increases and lender fees on the refinancing date, was at least 10% different from the present value of the remaining cash inflows and outflows of the Non-Recourse 2033 Notes (the “10% Test”). The Company performed the 10% Test for each individual lender participating in the loan syndication by assuming the exercise and non-exercise of the prepayment option. The cash flow assumption generating the smaller change was used as the basis for determining whether the 10% threshold was met. For existing lenders who participated in the Non-Recourse 2035 Notes as part of the new loan syndicate, the refinancing was accounted for as an extinguishment or a modification depending upon whether the change in the cash flows was more or less than 10%, respectively. Amounts due to lenders of the Non-Recourse 2033 Note offering who did not participate in the Non-Recourse 2035 Notes were accounted for as a debt extinguishment.

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

The debt issuance costs related to the Convertible Senior 2023 Notes offering were capitalized as deferred financing costs and presented as a reduction of the carrying value of the financial liability on the Company’s consolidated balance sheets at December 31, 2021 and 2020.

The estimated fair value of the Convertible Senior 2023 Notes was $220.2 million and $217.9 million at December 31, 2021 and 2020, respectively. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of December 31, 2021 and 2020. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

7. Leases

As of December 31, 2021, the Company leased approximately 162,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”). The lease includes a tenant improvement allowance that expires in November 2022 and had a remaining balance of $10.2 million and $12.1 million, as of December 31, 2021 and 2020, respectively. The Company’s Irish subsidiary leases approximately 6,100 square feet of office space in Dublin, Ireland under a lease that expires in April 2027 (“Dublin Lease”).

In July 2021, the Company terminated approximately 8,000 square feet of original office space in one of the buildings and returned the space to the building’s landlord for their use. The Company determined that the termination would be accounted for as a lease modification under ASC 842, Leases (“ASC 842”). As a result of the modification, the Company reduced the value of its operating lease assets and liabilities in the consolidated balance sheets, by $1.1 million and $3.0 million, respectively, resulting in a gain of $1.9 million which partially offset operating expenses in the consolidated statements of operations.

Additionally, in July 2021, the Company entered into a separate agreement under which it subleased approximately 21,000 square feet of its South San Francisco office and laboratory space, effective October 2021. Under the terms of the sublease agreement, the sublease term continues through September 2028, and the parties have no option to extend the sublease. Either the Company or the subtenant may terminate the sublease by giving the other party ten days prior written notice. The Company is entitled to receive an initial monthly base rent of $0.1 million, with annual base rent increases of 3% and the subtenant’s proportionate share of the building’s operating expenses. The Company expects to receive a total of $13.1 million over the sublease term which represents a $3.8 million premium over its proportionate lease payment obligations under the head lease. Under the terms of the head lease, 50% of the sublease premium, equal to $1.9 million, shall be shared with the landlord and 50% shall be retained by the Company. In October 2021, the Company began recognizing the sublease income on a straight-line basis over the term of the sublease which was reflected as a reduction in operating expenses in the consolidated statements of operations. No lease modification was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the head lease with the landlord.

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

The Company has evaluated its leases and determined that they were all operating leases. The present values of the remaining lease payments and corresponding right-of-use assets were as follows, and the difference between the right-of-use assets and lease liabilities was primarily due to office-related deferred rent payments that are payable in future periods and tenant improvement reimbursements.

(In thousands)	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$39,690	$43,260

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$503	$9,867
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	52,681	47,220
Total operating lease liabilities		$53,184	$57,087

Lease expense and sublease income were included within operating expenses in the consolidated statements of operations as follows:

		Year Ended	Year Ended	Year Ended
(In thousands)	Classification	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease expense	Selling, general and administrative expense	$6,248	$7,974	$7,959
Operating lease expense	Research and development expense	1,377	758	164
Total operating lease expense (1)		$7,625	$8,732	$8,123

		Year Ended	Year Ended	Year Ended
(In thousands)	Classification	December 31, 2021	December 31, 2020	December 31, 2019
Operating sublease income	Selling, general and administrative expense	$466	$—	$—
(1)	Excludes short-term leases which were not material and office lease service-related charges.

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,971	$3,804

As of December 31, 2021, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Year ending December 31:
2022	$9,390
2023	9,655
2024	9,865
2025	10,133
2026	10,425
Thereafter	36,552
Total operating lease payments	$86,020
Less: Estimated tenant improvement allowance	(10,214)
Less: Imputed interest	(22,622)
Present value of operating lease liabilities	$53,184

As of December 31, 2021, the undiscounted cash flows to be received related to the Company’s sublease were as follows:

(In thousands)
Year ending December 31:
2022	$1,717
2023	1,768
2024	1,821
2025	1,876
2026	1,932
Thereafter	3,516
Total operating sublease receipts	$12,630

As of December 31, 2021, the weighted-average remaining lease term was 8.3 years, and the weighted-average discount rate used to determine the lease liabilities was 8.64%. The Company’s discount rate was primarily derived from the 9.0% interest rate on its previously issued Non-Recourse 2033 Notes in November 2018 and did not involve any significant assumptions.

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

For the year ended December 31, 2021, 2020, and 2019, the Company recognized net royalty income of $104.0 million, $68.4 million, and $33.7 million, respectively, in the consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of TRC’s expenses of $3.4 million, $2.2 million, $2.7 million for the year ended December 31, 2021, 2020, and 2019, respectively. The Company’s share of TRC expenses for 2021, 2020, and 2019 was primarily comprised of TRC legal and related fees associated with the arbitration between Innoviva, as the manager of TRC, and TRC and the Company (see below for more information regarding the arbitration).

For the year ended December 31, 2021, the Company received $59.5 million from TRC related to TRELEGY royalties, and as of December 31, 2021, the amounts due from TRC of $43.5 million were recorded as a current asset in the consolidated balance sheets within “Amounts due from TRC, LLC”. The Company has also recorded $67.5 million as a long-term asset within “Equity in net assets of TRC, LLC” in the consolidated balance sheets which represented its share of TRC’s net assets which included funds withheld by TRC for future investments. For the year ended December 31, 2021, the Company recognized a net unrealized loss of $0.3 million associated with the estimated fair market value of certain equity investments previously made by TRC.

TRC’s summary financial information, including the portion of equity interest that the Company does not own, was as follows as of or for the year ended December 31:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Current assets	$93,275	$63,027	$36,737
Non-current assets	37,695	16,959	—
Current liabilities	252	508	3,069
Royalty revenue and gross profit	126,688	73,089	42,790
Revenue from collaborative arrangements for the period ended	—	10,000	—
Income from continuing operations	122,732	80,477	39,410
Net income	$121,191	$81,662	$39,653

SEC Rule 3-09 of Regulation S-X requires that a company include audited financial statements for equity method investees when such investees are individually significant for a company’s fiscal year. For the year ended December 31, 2021, the income from the Company’s investment in TRC was determined to be significant. As a result, TRC’s audited financial statements for the year ended December 31, 2021 were included as Exhibit 10.72 in this Annual Report on Form 10-K.

TRC Arbitration

The Company initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue a business plan to use TRELEGY royalties to invest in certain privately-held companies, rather than distribute such funds that would otherwise be available for distribution to the Company under the terms of the TRC LLC Agreement to the Company in a manner that it believes is consistent with the TRC LLC Agreement and its 85% economic interest in TRC.

On March 30, 2021, the arbitrator ruled that, the Company had not shown that at the then current levels of investment, Innoviva and TRC had not breached the TRC LLC Agreement as of the date of the arbitration. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva is entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) the Company is entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against it in the Delaware Court of Chancery. The arbitrator noted in the ruling that although the Company failed to show that Innoviva’s investment activities, at the then current levels of investment, have or will have a material and adverse effect on its economic interest in TRC, this does not mean that any future investments or actions will not require the Company’s consent. The arbitrator noted in the ruling that the Company may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on the Company’s economic interest in TRC.

Pursuant to the terms of the TRC LLC Agreement, Innoviva is required to deliver to the Company a draft quarterly financial plan 30 days prior to the end of each fiscal quarter covering the next fiscal quarter. While the TRC LLC Agreement provides that Innoviva must consider in good faith any comments the Company provides, an applicable financial plan becomes effective 30 days after the draft plan is provided to the Company. The Company has objected to the proposed investments in private companies presented in draft TRC quarterly financial plans to date. If TRC identifies and consummates investments and incurs associated fees identified in a TRC quarterly plan, even over the Company’s objections, distributions by TRC to its members in subsequent quarters will be reduced.

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

9. Property and Equipment

Property and equipment are held predominantly in the US and consisted of the following:

	December 31,
(In thousands)	2021	2020
Computer equipment	$2,341	$2,314
Software	2,063	2,076
Furniture and fixtures	3,605	3,812
Laboratory equipment	20,087	29,753
Leasehold improvements	24,053	24,275
Subtotal	52,149	62,230
Less: accumulated depreciation	(38,492)	(45,808)
Property and equipment, net	$13,657	$16,422

For the year ended December 31, 2021, 2020, and 2019, depreciation expense for property and equipment was $3.5 million, $3.3 million, and $3.3 million, respectively.

As a result of the Company’s corporate restructuring announcement in September 2021 (see “Note 14. Corporate Restructuring”), the Company completed an auction of certain property and equipment in December 2021. In January 2022, the Company received net proceeds of $1.9 million from the auction, and the net realized loss from the sale of the property and equipment was not material.

10. Share-Based Compensation

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

Performance-Contingent Awards

In 2016, the Compensation Committee of the Company’s board of directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards was dependent on the Company meeting its critical operating goals and objectives during the five-year period from 2016 to December 2020, as well as, continued employment. The awards were broken into three separate tranches, and expenses associated with these awards were recognized during the years 2016 to 2020 as the performance conditions were achieved. As of the first quarter of 2020, the performance conditions associated with all three tranches were achieved. The Company recognized $0.4 million, $3.0 million, and $1.9 million of share-based compensation expense associated with these awards for the year ended December 31, 2021, 2020, and 2019, respectively, and the expenses associated with these awards have been fully recognized as of December 31, 2021.

Separate from the performance-contingent awards described above, the Company periodically grants performance-contingent RSUs to employees. For the year ended December 31, 2021, 2020, and 2019, the Company recognized $0.4 million, $1.0 million, and $1.0 million, respectively, of share-based compensation expense related to such awards. As of December 31, 2021, there were 325,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $2.9 million with performance expiration dates through December 2025.

Share-Based Compensation Modifications Due to Corporate Restructuring

As a result of the Company’s corporate restructuring announcement in September 2021 (see “Note 14. Corporate Restructuring”), the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the restructuring. The Company accounted for this acceleration as a Type III modification (improbable to probable) which resulted in a fair value of $5.6 million as of the modification date, which was recorded in “Restructuring and related expenses” within the consolidated statements of operations. The total cumulative compensation cost previously recognized for these awards of $2.8 million within “Research and development” and “Selling, general and administrative” through the modification date, was reversed. The acceleration resulted in a net incremental share-based compensation expense of $2.8 million for the year ended December 31, 2021 and impacted approximately 160 terminated employees that met the conditions of the acceleration.

Share-Based Compensation Expense

Share-based compensation expense included in the consolidated statements of operations was recognized as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Research and development	$25,634	$31,294	$28,953
Selling, general and administrative	28,065	31,682	31,497
Restructuring and related expenses	8,362	—	—
Total share-based compensation expense	$62,061	$62,976	$60,450

Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Innoviva equity:
Options	$—	$—	$—
RSUs	—	—	—
RSAs	—	—	64
Performance RSAs	—	—	—
Theravance Biopharma equity:
Options	5,473	6,536	6,381
RSUs	54,931	49,803	39,520
Performance RSAs and RSUs	763	3,943	12,717
ESPP	894	2,694	1,768
Total share-based compensation expense	$62,061	$62,976	$60,450

As of December 31, 2021, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

	Unrecognized	Weighted‑Average
	Compensation	Amortization Period
(In thousands, except amortization period)	Cost	(Years)
Theravance Biopharma equity:
Options	$4,535	1.98
RSUs	88,220	2.77
Performance RSAs and RSUs (1)	795	2.37
ESPP	1	0.70
Total	$93,551
(1)	Represents unrecognized share-based compensation cost associated with the Company’s performance-contingent awards described above that are probable of vesting.

Compensation Awards

The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the year ended December 31, 2021:

	Number of Shares	Weighted-Average	Exercise Price of	Aggregate
	Subject to	Remaining Contractual	Outstanding Options	Intrinsic Value
	Outstanding Options	Term (Years)	(in dollars)	(in thousands)
Outstanding at December 31, 2020	3,299,179		$24.58
Granted	230,750		18.85
Exercised	(275)		16.76
Forfeited	(658,086)		22.41
Outstanding at December 31, 2021	2,871,568	4.63	24.62	$1,070
Exercisable at December 31, 2021		3.95		867
Vested and expected to vest at December 31, 2021		4.62		1,070

The following table summarizes additional information for options under the 2013 EIP and 2014 NEEIP.

	2021	2020	2019
Weighted average fair value of options (in dollars)	$9.25	$11.03	$10.20
Total intrinsic value of options exercised (in thousands)	$1	$384	$822

The following table summarizes total RSU and RSA activity (including performance RSUs and RSAs) for the year ended December 31, 2021:

	Number of Shares	Number of Shares
	Subject to	Outstanding Subject to
	Outstanding RSUs	Performance Conditions (RSAs)
Outstanding at December 31, 2020	4,993,918	414,000
Granted	7,850,175	—
Released	(2,682,186)	(414,000)
Forfeited	(1,808,058)	—
Outstanding at December 31, 2021	8,353,849	—

The total estimated fair value of RSUs vested was $49.3 million and $52.8 million in 2021 and 2020, respectively.

Valuation Assumptions

The range of assumptions used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

	Year Ended December 31,
	2021	2020	2019
Options
Risk-free interest rate	0.5% - 1.2%	0.3% - 1.7%	1.6% - 2.5%
Expected term (in years)	5.3 - 6.1	5.2 - 6.1	6.0
Volatility	52% - 53%	50% - 53%	51% - 53%
Dividend yield	—	—	—
Weighted-average estimated fair value	$9.25	$11.03	$10.20
2013 ESPP
Risk-free interest rate	0.03% - 0.2%	0.1% - 0.2%	1.5% - 2.4%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	40% - 79%	53% - 76%	40% - 48%
Dividend yield	—	—	—
Weighted-average estimated fair value	$3.52	$8.04	$6.17

11. Income Taxes

Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. as a wholly-owned subsidiary of Innoviva and began operations subsequent to a spin-off with wholly-owned subsidiaries in the Cayman Islands, US, United Kingdom, and Ireland. Effective July 1, 2015, Theravance Biopharma became an Irish tax resident, therefore, the loss before income taxes of Theravance Biopharma, the parent company, are included in Ireland in the tables below.

The components of the loss before income taxes were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Income (loss) before provision for income taxes:
Cayman Islands	$—	$37,567	$11,779
United States	(16,568)	(46,500)	(99,225)
Ireland	(182,775)	(277,105)	(154,217)
United Kingdom	(234)	(499)	(14)
Total	$(199,577)	$(286,537)	$(241,677)

The components of provision for income tax benefit were as follows:

	Year Ended December 31,
(In thousands)	2021	2020	2019
Provision for income tax benefit (expense):
Current:
Cayman Islands	$—	$—	$—
United States	173	8,545	5,210
Ireland	(8)	(13)	—
United Kingdom	(14)	(12)	12
Subtotal	151	8,520	5,222
Deferred	—	—	—
Total	$151	$8,520	$5,222
Effective tax rate	0.08%	2.97%	2.16%

The provision for income tax benefit was $0.2 million, $8.5 million, and $5.2 million for the year ended December 31, 2021, 2020, and 2019, respectively.

The 2021 and 2020 net income tax benefit was primarily attributed to a reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and their related interest accruals. The 2019 net income tax benefit was primarily due to the reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations and current year US research and development credits.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2021, there were no undistributed earnings.

As a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The differences between the Irish statutory income tax rate and the Company’s effective tax rates were as follows:

	Year Ended December 31,
	2021	2020	2019
Provision at statutory income tax rate	25.00%	25.00%	25.00%
Foreign rate differential	(10.52)	(11.49)	(6.96)
Share-based compensation	(4.14)	0.75	(1.17)
Non-deductible executive compensation	(1.62)	(0.63)	(0.51)
Uncertain tax positions	(5.25)	(1.26)	(0.63)
Research and development tax credit carryforwards	2.38	1.83	2.50
Intangible asset	2.44	10.01	—
Change in valuation allowance	(7.62)	(20.56)	(14.90)
Other	(0.59)	(0.68)	(1.17)
Effective tax rate	0.08%	2.97%	2.16%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$115,606	$82,821
Capital loss carryforwards	19,409	19,409
Research and development tax credit carryforwards	28,372	24,075
Fixed assets and intangibles	287,177	310,187
Share-based compensation	10,432	15,087
Accruals	3,590	8,145
Operating lease liabilities	11,607	11,662
Other	10,505	346
Subtotal	486,698	471,732
Valuation allowance	(477,868)	(462,711)
Total deferred tax assets	8,830	9,021

Deferred tax liabilities:
Operating lease assets	(8,575)	(8,680)
Prepaid assets	(254)	(341)
Total deferred tax liabilities	(8,830)	(9,021)
Net deferred tax assets (liabilities)	$—	$—

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of December 31, 2021, the Company’s deferred tax assets were offset in full by a valuation allowance.

The valuation allowance as of December 31, 2021 increased from $462.7 million to $477.9 million, primarily as a result of additional tax loss generated in various jurisdictions during the current year and the intercompany transfer of intangible assets eligible for tax amortization. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the deferred tax assets are recoverable. As required, the Company prepares its assessment of the realizability of deferred tax assets on a jurisdiction-by-jurisdiction basis.

As of December 31, 2021, the Company had $305.0 million of US federal net operating loss carryforwards and $24.7 million of federal research and development tax credit carryforwards which expire beginning in 2035. After the enactment of the Tax Cut and Jobs Act (the “Tax Act”) in December 2017, the operating losses generated had an indefinite carryforward life, but was limited to 80% of taxable income when utilized. As of December 31, 2021, this amount was $260.1 million. The Company had state net operating loss carryforwards of $90.4 million which generally begin to expire in 2034 and state research and development credit carryforwards of $23.4 million to be carried forward indefinitely.

The Company also had Irish net operating loss carryforwards of $739.6 million with no expiration date and capital loss carryforwards of $58.8 million to be carried forward indefinitely.

Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount of tax expense related to interest or penalties was not material for the year ended December 31, 2021 and 2020.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2019	$58,763
Gross decrease in tax positions for prior years	(8,059)
Gross increase in tax positions for current year	12,743
Unrecognized tax benefits as of December 31, 2020	63,447
Gross decrease in tax positions for prior years	(395)
Gross increase in tax positions for current year	11,971
Unrecognized tax benefits as of December 31, 2021	$75,023

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

The total unrecognized tax benefits of $75.0 million and $63.4 million, as of December 31, 2021 and December 31, 2020, respectively, may reduce the effective tax rate in the period of recognition. However, carryforward tax attributes that were generated in years beginning on or before January 1, 2018 may still be adjusted upon examination by tax authorities since the attributes are not yet utilized. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months. The Company currently has a full valuation allowance against its deferred tax assets, which would impact the timing of the effective tax rate benefit should any of these uncertain positions be favorably settled in the future.

The Company is subject to taxation in Ireland, the US, and various other jurisdictions. The tax years 2018 and forward remain open to examination in Ireland, tax years 2019 and forward remain open to examination in the US, and the tax years 2016 and forward remain open to examination in other jurisdictions.

The Company is currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. The Company believes that an adequate provision has been made for any material adjustments that may result from the tax examination. The Company concluded its IRS examination for the tax year ended December 31, 2017 in December 2020 with no adjustments required.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), that features significant tax provision and other measures to assist individuals and businesses impacted by the economic effects of the COVID-19 pandemic, was signed into law. Tax relief measures for businesses include a five-year net operating loss carryback (including a related technical correction to the 2017 Tax Reform Act), a change in Section 163(j) interest deduction limitations, accelerated alternative minimum tax refunds, payroll tax relief, a temporary suspension of certain aviation excise taxes, a tax credit for employers who retain employees, and a ‘qualified improvement property’ technical correction to the 2017 Tax Reform Act. The Company has considered the corporate income tax provisions of the CARES Act and related initial guidance as part of its income tax expense and concluded that these provisions did not have a material impact on the Company’s 2021 or 2020 income tax expense.

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

12. Commitments and Contingencies

Performance-Contingent Awards

In 2016, the Compensation Committee granted long-term incentive cash bonus awards to certain employees. The vesting and payout of such awards was dependent on the Company meeting its critical operating goals and objectives during a five-year period from 2016 to December 2020, as well as continued employment. The awards were broken into three separate tranches, and expenses associated with these awards were recognized during the years 2016 to 2021 as the performance conditions were achieved.

The performance conditions associated with the first tranche of the cash bonus awards were completed in the second quarter of 2018, the performance conditions associated with the second tranche were completed in the first quarter of 2019, and the performance conditions associated with the third tranche were completed in the first quarter of 2020. The Company recognized $0.4 million, $3.3 million, and $14.2 million of cash bonus expense for the year ended December 31, 2021, 2020, and 2019, respectively, and the expenses associated with these awards have been fully recognized as of December 31, 2021.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company maintains insurance policies that may limit its exposure, and therefore, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2021. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and the Company may incur substantial liabilities because of these indemnification obligations.

13. Public Offering of Ordinary Shares

On June 29, 2021, the Company sold 6,700,000 ordinary shares at a price to the public of $15.00 per share (the “Shares”). Under the terms of the underwriting agreement, on June 29, 2021, the underwriters also exercised a 30-day option to purchase an additional 1,005,000 ordinary shares for a total of 7,705,000 ordinary shares sold. The total gross proceeds to the Company from the offering were $115.6 million, before deducting underwriting discounts and commissions and offering expenses. The Shares were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

14. Corporate Restructuring

Following unfavorable clinical results related to the Company’s late-stage development programs, on September 15, 2021, the Company announced a strategic update and corporate restructuring (the “Restructuring”) to focus on leveraging its expertise in developing and commercializing respiratory therapeutics. As part of the Restructuring, the Company initiated a reduction in workforce of approximately 75%, an estimated 270 positions. Approximately 75% of the total reduction in workforce was completed at the end of November 2021, and the remainder will be completed by the end of February 2022.

The Company estimates that it will incur total Restructuring and related expenses of approximately $32.0 million comprised of $17.0 million in cash expenses and $15.0 million in non-cash expenses. These expenses are primarily comprised of severance and other related costs which are being recognized ratably over the future service period.

For the year ended December 31, 2021, the Company incurred Restructuring and related expenses of $20.1 million of which $10.6 million related R&D expenses and $9.5 million related to selling, general and administrative expenses. Of the total $20.1 million, cash-related expenses were $11.5 million and non-cash expenses were $8.6 million which were primarily related to the modification of equity-based awards for employees affected by the Restructuring and certain related awards for other employees.

Selected information relating to accrued cash-related Restructuring expenses was as follows:

(In thousands)
Balance at December 31, 2020	$—
Net accruals	11,867
Cash paid	(2,317)
Balance at December 31, 2021	$9,550

The Company expects to recognize the majority of the remaining Restructuring and related expenses of approximately $12.0 million, comprised of $5.0 million in cash-related expenses and $7.0 million in non-cash expenses, in the first quarter of 2022 and the balance by the third quarter of 2022. The remaining Restructuring and related expense estimates are subject to a number of assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

The Company also completed an evaluation of the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process includes evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of December 31, 2021, and it did not recognize any impairment charges related to its long-lived assets for the year ended December 31, 2021. The Company may incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2021 and 2020. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2021
Total revenue	$14,257	$12,914	$13,194	$14,946
Costs and expenses	98,149	77,024	66,809	71,113
Loss from operations	(83,892)	(64,110)	(53,615)	(56,167)
Net loss	(79,679)	(52,405)	(35,308)	(32,034)
Basic and diluted net loss per share	$(1.24)	$(0.80)	$(0.48)	$(0.43)
2020
Total revenue	$19,862	$15,008	$18,257	$18,730
Costs and expenses	92,338	87,184	94,872	95,220
Loss from operations	(72,476)	(72,176)	(76,615)	(76,490)
Net loss	(83,053)	(62,887)	(73,643)	(58,434)
Basic and diluted net loss per share	$(1.40)	$(1.00)	$(1.16)	$(0.92)

Share of Total YUPELRI Net Sales (1)
	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2021	$12,908	$14,621	$13,806	$15,344
2020	$12,880	$10,589	$12,960	$13,550

(1)	The Company co-promotes YUPELRI in the US under a profit and loss sharing arrangement with Viatris (65% to Viatris; 35% to Theravance Biopharma). The amounts represent the Company’s implied 35% share of the total net sales of YUPELRI that were recognized within Viatris’ financial statements for the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2021 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Theravance Biopharma, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Theravance Biopharma, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Theravance Biopharma, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 28, 2022 expressed an unqualified opinion thereon, based on our audit and the report of the other auditors as referenced in our report

Basis for Opinion

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

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
2.1	Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
2.2*	Asset Purchase Agreement, dated as of November 1, 2018, by and among Cumberland Pharmaceuticals Inc., and Theravance Biopharma Ireland Limited and Theravance Biopharma US, Inc.	8-K	November 16, 2018
3.1	Amended and Restated Memorandum and Articles of Association	10-12B	April 30, 2014
4.1	Specimen Share Certificate	10-12B	April 30, 2014
4.2	Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014
4.3	First Amendment of Registration Rights Agreement, dated February 10, 2020 by and between Theravance Biopharma, Inc. and Glaxo Group Limited	10-Q	March 31, 2020
4.4	Shelf Rights Plan Resolution	DEF 14A	March 21, 2018
4.5	Sales Agreement between Theravance Biopharma, Inc. and Cowen and Company, LLC dated December 3, 2019	S-3	December 3, 2019
4.6	Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.7	First Supplemental Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.8	Form of 3.25% Convertible Senior Note due 2023 (included in Exhibit 4.6)	8-K	November 2, 2016
4.9

Indenture, dated as of February 28, 2020, by and among Triple Royalty Sub II LLC, as issuer, U.S. Bank National Association, as initial trustee, transfer agent, paying agent, registrar and calculation agent and, solely with respect to Section 2.11(o) and Section 2.11(p) Theravance Biopharma, Inc.

		8-K	March 04, 2020
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	December 31, 2019
4.11	Registration Rights Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020.	8-K	June 25, 2020
4.12	Waiver and Assignment of Registration Rights and Voting Agreement among GSK Finance (No.3) plc, Glaxo Group Limited and Theravance Biopharma, Inc. dated as of June 22, 2020.	8-K	June 25, 2020
10.1	Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.2	Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.3	Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
10.4+	2013 Equity Incentive Plan	S-8	August 18, 2014
10.5+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.6+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.7+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.8+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.9+	Forms of Equity Award Amendment	10-12B	May 7, 2014
10.10+	Form of TFIO Cash Award Amendment	10-12B	May 7, 2014
10.11+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.12+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016
10.13+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.14+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.15+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016
10.16+	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.17+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.18+	Change in Control Severance Plan	10-12B	April 8, 2014
10.19+	Cash Bonus Program	10-12B	November 22, 2013
10.20+	Form of Indemnity Agreement	10-12B	April 30, 2014
10.21	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.22	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.23	Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.24	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.25	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.26	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.27	Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014	8-K	June 3, 2014
10.28*	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Innoviva, Inc. and Hospira Worldwide, Inc.	10-12B	May 7, 2014
10.29*	First Amendment to the Technology Transfer and Supply Agreement by and between Innoviva, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	10-Q	November 9, 2016
10.30*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	10-Q	November 9, 2016
10.31*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	10-Q	November 9, 2016
10.32*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	10-Q	November 9, 2016
10.33	Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	10-Q	August 9, 2016
10.34	License Agreement with Janssen Pharmaceutica, dated as of May 14, 2002	10-Q	August 14, 2014
10.35	Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002 (1)
10.36	Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004 (2)
10.37	Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011 (3)

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.38	Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.39	Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.40	Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (4)
10.41	Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.42+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014
10.43+	Offer Letter with Frank Pasqualone May 12, 2014	10-Q	August 14, 2014
10.44+	Offer Letter with Brett K. Haumann dated May 12, 2014	10-Q	August 14, 2014
10.45+	Offer Letter with Brad Shafer dated August 20, 2014	10-Q	November 12, 2014
10.46+	Offer Letter with Ken Pitzer September 15, 2014	10-Q	May 10, 2016
10.47+	Offer Letter with Phil Worboys September 9, 2014	10-Q	May 10, 2016
10.48+	Offer Letter with Richard Graham, Ph.D. dated August 12, 2015	10-Q	September 30, 2020
10.49**	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	10-K	December 31, 2020
10.50*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	10-Q	August 9, 2016
10.51	Form of Note Purchase Agreement, dated February 21, 2020 by and among Theravance Biopharma R&D, Inc., Triple Royalty Sub II LLC, and the Purchasers	10-K	December 31, 2019
10.52	Sale and Contribution Agreement, dated as of February 28, 2020, among Theravance Biopharma R&D, Inc., as the transferor, Triple Royalty Sub II LLC, as the transferee, and Theravance Biopharma, Inc.	8-K	March 04, 2020
10.53	Pledge and Security Agreement, dated as of February 28, 2020, between Theravance Biopharma R&D, Inc., as the equity holder, and U.S. Bank National Association, as the trustee	8-K	March 04, 2020
10.54	Servicing Agreement, dated as of February 28, 2020, between Triple Royalty Sub II LLC and Theravance Biopharma US, Inc.	8-K	March 04, 2020
10.55

Account Control Agreement, dated as of February 28, 2020, among Triple Royalty Sub II LLC, as the grantor, Theravance Biopharma US, Inc., as the servicer, U.S. Bank National Association, as the secured party, and U.S. Bank National Association, as the financial institution

		8-K	March 04, 2020
10.56	Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020, by Theravance Biopharma R&D, Inc., as the initial sole equity member	8-K	March 04, 2020
10.57	Annex A - Rules of Construction and Defined Terms of the Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020	8-K	March 04, 2020
10.58**	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Janssen Biotech, Inc. dated as of February 5, 2018	10-K	December 31, 2020
10.59+	Memorandum to Brett K. Haumann regarding Transfer to Transfer to Theravance Biopharma UK Limited, executed April 1, 2020	10-Q	March 31, 2020
10.60	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.61	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.62+	Agreement and General Release between Theravance Biopharma US, Inc. and Shehnaaz Suliman, dated March 1, 2019	10-Q	May 10, 2019
10.63+	Offer Letter with Andrew Hindman dated May 30, 2019	10-Q	August 5, 2019

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.64*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	10-Q	August 5, 2019
10.65**	License Agreement by and between Theravance Biopharma Ireland Limited and Pfizer Inc. dated December 21, 2019	10-K	December 31, 2019
10.66+	Service Agreement by and between Brett K. Haumann and Theravance Biopharma UK Limited, dated April 1, 2020	10-Q	March 31, 2020
10.67	Cooperation Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc, dated June 22, 2020	8-K	June 25, 2020
10.68+	Consulting Agreement between Bradford J. Shafer and Theravance Biopharma, Inc., dated September 30, 2021	8-K	October 15, 2021
10.69+	Form of Separation Agreement and Release of Claims between California-based departing executives and Theravance Biopharma US, Inc.
10.70+	Consulting Agreement between Vijay Sabesan and Theravance Biopharma US, Inc., dated November 30, 2021
10.71+	Settlement Agreement by and between Ann Brady and Theravance Biopharma Ireland Limited, dated November 2, 2021
10.72	Audited financial statements of Theravance Respiratory Company, LLC for the year ended December 31, 2021
21.1	Subsidiaries of Theravance Biopharma, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholders’ Deficit, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

THERAVANCE BIOPHARMA, INC.
Date: February 28, 2022	By:	/s/ Rick E Winningham
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

Signature	Title	Date

/s/ Rick E Winningham Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 28, 2022

/s/ Andrew Hindman Andrew Hindman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022
/s/ Laurie Smaldone Alsup, M.D. Laurie Smaldone Alsup, M.D.	Director	February 28, 2022

/s/ Eran Broshy Eran Broshy	Director	February 28, 2022

/s/ Donal O’Connor Donal O’Connor	Director	February 28, 2022

/s/ Burton G. Malkiel, Ph.D. Burton G. Malkiel, Ph.D.	Director	February 28, 2022

/s/ Dean J. Mitchell Dean J. Mitchell	Director	February 28, 2022

Signature	Title	Date
/s/ Susan M. Molineaux, Ph.D. Susan M. Molineaux, Ph.D.	Director	February 28, 2022

/s/ Deepika R. Pakianathan, Ph.D. Deepika R. Pakianathan, Ph.D.	Director	February 28, 2022

/s/ William D. Young William D. Young	Director	February 28, 2022