Form 10-Q
period 2022-03-31
Theravance Biopharma, Inc.
filed 2022-05-06
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the number of the registrant’s outstanding ordinary shares was 76,115,393.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$94,367	$89,959
Short-term marketable securities	53,149	83,506
Receivables from collaborative arrangements	12,277	14,065
Amounts due from TRC, LLC	35,559	43,534
Prepaid clinical and development services	4,742	10,245
Other prepaid and current assets	4,542	8,561
Total current assets	204,636	249,870
Property and equipment, net	13,236	13,657
Operating lease assets	39,349	39,690
Equity in net assets of TRC, LLC	94,108	67,537
Restricted cash	836	837
Other assets	3,194	3,228
Total assets	$355,359	$374,819

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$1,510	$3,098
Accrued personnel-related expenses	9,560	12,796
Accrued clinical and development expenses	8,922	17,010
Accrued general and administrative expenses	4,412	2,898
Accrued interest payable	5,841	3,940
Current portion of non-recourse notes due 2035, net	9,012	16,940
Operating lease liabilities	4,054	503
Deferred revenue	98	98
Other accrued liabilities	792	1,304
Total current liabilities	44,201	58,587
Convertible senior notes due 2023, net	228,303	228,035
Non-recourse notes due 2035, net	384,161	371,359
Long-term operating lease liabilities	47,415	52,681
Long-term deferred revenue	301	310
Other long-term liabilities	2,428	2,420
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 76,081 and 74,435 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,400,566	1,387,469
Accumulated other comprehensive loss	(28)	—
Accumulated deficit	(1,751,989)	(1,726,043)
Total shareholders’ deficit	(351,450)	(338,573)
Total liabilities and shareholders’ deficit	$355,359	$374,819

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021

Revenue:
Viatris collaboration agreement	$10,687	$10,385
Collaboration revenue	9	3,872
Licensing revenue	2,500	—
Total revenue	13,196	14,257

Expenses:
Research and development (1)	23,253	67,599
Selling, general and administrative (1)	19,121	30,550
Restructuring and related expenses (1)	9,324	—
Total expenses	51,698	98,149

Loss from operations	(38,502)	(83,892)
Income from investment in TRC, LLC	25,110	16,547
Interest expense	(11,655)	(11,873)
Interest income and other income (expense), net	(375)	(234)
Loss before income taxes	(25,422)	(79,452)
Provision for income tax expense	(524)	(227)
Net loss	$(25,946)	$(79,679)

Net unrealized loss on available-for-sale investments	(28)	(30)
Total comprehensive loss	$(25,974)	$(79,709)

Net loss per share:
Basic and diluted net loss per share	$(0.34)	$(1.24)
Shares used to compute basic and diluted net loss per share	75,247	64,493

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Research and development	$4,530	$7,921
Selling, general and administrative	5,498	7,911
Restructuring and related expenses	4,517	—
Total share-based compensation expense	$14,545	$15,832

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Employee share-based compensation expense	—	—	14,545	—	—	14,545
Issuance of restricted shares	1,796	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(150)	—	(1,448)	—	—	(1,448)
Net unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(25,946)	(25,946)
Balances at March 31, 2022	76,081	$1	$1,400,566	$(28)	$(1,751,989)	$(351,450)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Employee share-based compensation expense	—	—	15,832	—	—	15,832
Issuance of restricted shares	1,188	—	—	—	—	—
Option exercises	—	—	3	—	—	3
Repurchase of shares to satisfy tax withholding	(298)	—	(5,593)	—	—	(5,593)
Net unrealized loss on marketable securities	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	(79,679)	(79,679)
Balances at March 31, 2021	65,218	$1	$1,233,060	$17	$(1,606,296)	$(373,218)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(25,946)	$(79,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,141	1,539
Amortization and accretion income, net	2	11
Share-based compensation	14,545	15,832
Gain on disposal of property and equipment	(218)	—
Amortization of right-of-use assets	341	743
Undistributed earnings from TRC, LLC	(18,596)	4,751
Interest shortfall on 2035 notes, net	4,712	—
Other	—	46
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	1,788	3,953
Prepaid clinical and development services	5,503	1,582
Other prepaid and current assets	2,436	322
Other assets	1	65
Accounts payable	(1,619)	(1,073)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(10,344)	(17,299)
Accrued interest payable	1,901	1,830
Deferred revenue	(9)	(3,871)
Operating lease liabilities	(1,715)	1,159
Other long-term liabilities	8	224
Net cash used in operating activities	(26,069)	(69,865)

Investing activities
Purchases of property and equipment	(250)	(1,767)
Purchases of marketable securities	(18,174)	(36)
Maturities of marketable securities	48,499	115,500
Proceeds from the sale of property and equipment	1,849	—
Net cash provided by investing activities	31,924	113,697

Financing activities
Principal payment on 2035 notes	—	(5,698)
Proceeds from option exercises	—	3
Repurchase of shares to satisfy tax withholding	(1,448)	(5,593)
Net cash used in financing activities	(1,448)	(11,288)

Net increase in cash, cash equivalents, and restricted cash	4,407	32,544
Cash, cash equivalents, and restricted cash at beginning of period	90,796	82,300
Cash, cash equivalents, and restricted cash at end of period	$95,203	$114,844

Supplemental disclosure of cash flow information
Cash paid for interest	$4,613	$14,385
Cash (received) paid for income taxes, net	$—	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Theravance Biopharma, Inc. (“Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development, and commercialization of respiratory medicines. The Company’s core purpose is to create medicines that make a difference® in people's lives.

Basis of Presentation

The Company’s condensed consolidated financial information as of March 31, 2022, and for the three months ended March 31, 2022 and 2021 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2021 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

There have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging: Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity by removing certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. The standard also enhances the consistency of earnings-per-share calculations by requiring that an entity use the if-converted method and that the effect of potential share settlement be included in diluted earnings-per-share calculations. ASU 2020-06 became effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2021. The Company evaluated ASU 2020-06 and determined that its adoption did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

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

	Three Months Ended
	March 31,
(In thousands, except per share data)	2022	2021
Numerator:
Net loss	$(25,946)	$(79,679)
Denominator:
Weighted-average ordinary shares outstanding	75,247	64,723
Less: weighted-average ordinary shares subject to forfeiture	—	(230)
Weighted-average ordinary shares used to compute basic and diluted net loss per share	75,247	64,493
Basic and diluted net loss per share	$(0.34)	$(1.24)

For the three months ended March 31, 2022 and 2021, diluted and basic net loss per share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Share issuances under equity incentive plans and ESPP	6,831	8,483
Share issuances upon the conversion of convertible senior notes	6,676	6,676
Total	13,507	15,159

3. Revenue

Revenue from Collaborative Arrangements

Viatris

In January 2015, the Company and Viatris Inc. (“Viatris”) established a strategic collaboration (the “Viatris Agreement”) for the development and commercialization of revefenacin, including YUPELRI® (revefenacin) inhalation solution. The Company entered into the collaboration to expand the breadth of its revefenacin development program and extend its commercial reach beyond the acute care setting.

In the US, Viatris is leading the commercialization of YUPELRI, and the Company co-promotes the product under a profit and loss sharing arrangement (65% to Viatris; 35% to Theravance Biopharma). Outside the US (including China and adjacent territories), Viatris is responsible for development and commercialization and will pay the Company a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Viatris is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its condensed consolidated financial statements.

As of March 31, 2022, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate, with $205.0 million associated with YUPELRI monotherapy, and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to development and regulatory actions.

The Viatris Agreement is considered to be within the scope of ASC 808 and partially within the scope of ASC 606, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin in exchange for $15.0 million received in 2015, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018, thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered to be a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price. The Company determined the license to develop and commercialize revefenacin to be a unit of account and a separate performance obligation, for which Viatris is a customer, with the $15.0 million for the delivery of the license representing the transaction price.

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

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the three months ended March 31, 2022, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Viatris collaboration agreement - Amounts receivable from Viatris	$10,687	$10,385

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three months ended March 31, 2022 and 2021 of $15.3 million and $12.9 million, respectively, before deducting shared expenses.

Other Collaborative Arrangements

The Company recognized revenues from its other collaborative arrangements as follows:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Other	$9	$10
Janssen	—	3,862
Total collaboration revenue	$9	$3,872

All of the recognized revenues from the Company’s other collaborative arrangements presented in the table above were included in deferred revenue at the beginning of the respective periods.

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). The Company received an upfront payment of $100.0 million related to the Janssen Agreement. Following unfavorable Phase 3 clinical trial results for izencitinib announced in August 2021, Janssen terminated the Janssen Agreement effective January 16, 2022. As a result, the Company did not recognize any collaboration revenue related to the Janssen Agreement for the three months ended March 31, 2022. For three months ended March 31, 2021, the Company recognized $3.9 million in collaboration revenue related to the Janssen Agreement.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Viatris	$1,536	$94
Janssen	—	1,332
Total reduction to R&D expense, net	$1,536	$1,426

Revenue from Licensing Arrangements

Pfizer

In December 2019, the Company entered into a global license agreement with Pfizer Inc. (“Pfizer”) for our preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. The Company received an upfront cash payment of $10.0 million in 2019, and in March 2022, the Company recognized $2.5 million in licensing revenue related to a development milestone payment from Pfizer for the dosing of the first patient in the Phase 1 clinical trial.

As of March 31, 2022, the Company is eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, the Company is eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2022	2021
Cash and cash equivalents	$94,367	$114,011
Restricted cash	836	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$95,203	$114,844

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. Separately, the Company also maintains restricted cash for debt servicing of its 9.5% non-recourse 2035 notes. See “Note 6. Debt” for further information regarding the 9.5% non-recourse 2035 notes. The cash-related amounts reported in the table above exclude the Company’s investments in any short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

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

Available-for-sale securities are summarized below:

		March 31, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$44,982	$—	$(27)	$44,955
Corporate notes	Level 2	5,004	—	(2)	5,002
Commercial paper	Level 2	18,194	—	(5)	18,189
Marketable securities		68,180	—	(34)	68,146
Money market funds	Level 1	38,250	—	—	38,250
Total		$106,430	$—	$(34)	$106,396

		December 31, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,986	$—	$(2)	$29,984
Corporate notes	Level 2	5,034	—	(2)	5,032
Commercial paper	Level 2	48,490	1	(1)	48,490
Marketable securities		83,510	1	(5)	83,506
Money market funds	Level 1	50,228	—	—	50,228
Total		$133,738	$1	$(5)	$133,734

As of March 31, 2022, all of the Company’s available-for-sale securities had contractual maturities within five months, and the weighted-average maturity of marketable securities was approximately one month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three months ended March 31, 2022.

Available-for-sale debt securities with unrealized losses are summarized below:

	March 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$39,956	$(27)	$—	$—	$39,956	$(27)
Corporate notes	5,002	(2)	—	—	5,002	(2)
Commercial paper	18,189	(5)	—	—	18,189	(5)
Total	$63,147	$(34)	$—	$—	$63,147	$(34)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$19,991	$(2)	$—	$—	$19,991	$(2)
Corporate notes	5,031	(2)	—	—	5,031	(2)
Commercial paper	9,995	(1)	—	—	9,995	(1)
Total	$35,017	$(5)	$—	$—	$35,017	$(5)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of March 31, 2022.

As of March 31, 2022, the Company’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheets consisted of net unrealized gains (losses) on available-for-sale investments. For the three months ended March 31, 2022 and 2021, the Company did not sell any marketable securities.

6. Debt

Debt consisted of the following:

March 31,
(In thousands)	2022
9.5% Non-Recourse 2035 Notes:
Principal amount	$418,251
Less: 5% retained by the Company	(20,913)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(2,949)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,216)
393,173
3.25% Convertible 2023 Notes:
Principal amount	230,000
Unamortized debt issuance costs	(1,697)
228,303

Total debt	$621,476

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

For the three months ended March 2022, $4.7 million of net interest shortfall was added to the Non-Recourse 2035 Notes. As of March 31, 2022, the Non-Recourse 2035 Notes’ issuance-to-date net interest shortfall was $28.0 million and the issuance-to-date net principal paydown was $10.7 million.

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

As of March 31, 2022, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $397.3 million and $377.5 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company had $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of March 31, 2022. For each of the three months ended March 31, 2022 and 2021, the Company recognized $1.9 million in contractual interest expense and $0.3 million in amortization of debt issuance costs related to the Convertible Senior 2023 Notes. As of March 31, 2022, the Convertible Senior 2023 Notes had an estimated fair value of $223.7 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of March 31, 2022. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

The Company analyzed its ownership, contractual and other interests in TRC to determine if it is a variable-interest entity (“VIE”), whether the Company has a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC is a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it is not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. The Company’s maximum exposure to loss, as a result of its involvement with TRC, are the amounts recorded in the condensed consolidated balance sheets within “Amounts due from TRC, LLC” and “Equity in net assets of TRC, LLC”, as noted below. TRC is recognized in the Company’s condensed consolidated financial statements under the equity method of accounting.

For the three months ended March 31, 2022, the Company recognized net royalty income of $25.1 million in the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. This amount was recorded net of the Company’s share of TRC’s expenses of $0.2 million for the three months ended March 31, 2022.

For the three months ended March 31, 2021, the Company recognized net royalty income of $16.5 million. This amount was recorded net of the Company’s share of TRC’s expenses of $2.8 million for the three months ended March 31, 2021 and was primarily comprised of TRC legal and related fees associated with the arbitration between Innoviva, as the manager of TRC, and TRC and the Company (see below for more information regarding the arbitration).

For the three months ended March 31, 2022, the Company received $6.5 million from TRC related to TRELEGY royalties, and as of March 31, 2022, the amounts due from TRC of $35.6 million were recorded as a current asset in the condensed consolidated balance sheets within “Amounts due from TRC, LLC”. The Company has also recorded $94.1 million as a long-term asset within “Equity in net assets of TRC, LLC” in the condensed consolidated balance sheets, which represented its share of TRC’s net assets which included funds withheld by TRC for future investments. For the three months ended March 31, 2022, the Company recognized a net unrealized gain of $0.4 million associated with the estimated fair market value of certain equity investments previously made by TRC which TRC reports as non-operating income.

TRC’s summarized income statement information is presented below:

	Three Months Ended
	March 31,
(In thousands)	2022	2021
Royalty revenue and gross profit	$29,309	$22,084
Income from continuing operations	29,112	18,803
Net income	29,541	18,320

TRC Arbitration

The Company initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue a business plan to use TRELEGY royalties to invest in certain privately-held companies, rather than distribute such funds that would otherwise be available for distribution to the Company under the terms of the TRC LLC Agreement in a manner that it believes is consistent with the TRC LLC Agreement and its 85% economic interest in TRC.

On March 30, 2021, the arbitrator ruled that the Company had not shown that, at the then current levels of investment, Innoviva and TRC had breached the TRC LLC Agreement as of the date of the arbitration. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing or their fiduciary duties. The arbitrator also ruled that (i) Innoviva is entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) the Company is entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against it in the Delaware Court of Chancery. The arbitrator noted in the ruling that although the Company failed to show that Innoviva’s investment activities, at the then current levels of investment, have or will have a material and adverse effect on its economic interest in TRC, this does not mean that any future investments or actions will not require the Company’s consent. The arbitrator noted in the ruling that the Company may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on the Company’s economic interest in TRC.

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

8. Share-Based Compensation

Performance-Contingent Awards

The Company periodically grants performance-contingent share-based awards to employees. For the three months ended March 31, 2022, the Company recognized $0.1 million of share-based compensation expense related to these types of awards. As of March 31, 2022, there were 305,000 shares of performance-contingent restricted share units (“RSUs”) outstanding that have a maximum remaining share-based compensation expense of $2.6 million with performance expiration dates through December 2025. For the three months ended March 31, 2021, the Company recognized $0.5 million of share-based compensation expense related to performance-contingent share-based awards.

Share-Based Compensation Modification Due to Corporate Restructuring

As a result of the Company’s corporate restructuring announcement in September 2021 (see “Note 10. Corporate Restructuring”), the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the restructuring. The Company accounted for this acceleration as a Type III modification (improbable to probable) which resulted in a fair value of $1.6 million, as of the modification date, that was recorded in “Restructuring and related expenses” within the condensed consolidated statements of operations. The total cumulative compensation cost previously recognized for these awards of $0.3 million within “Research and development” and “Selling, general and administrative” through the modification date, was reversed. The acceleration resulted in a net incremental share-based compensation expense of $1.3 million for the three months ended March 31, 2022 and impacted approximately 40 terminated employees who met the conditions of the acceleration and departed the Company at the end of February 2022.

9. Income Taxes

For the three months ended March 31, 2022, the Company recognized an income tax expense of $0.5 million. The income tax provision for the three months ended March 31, 2022 was primarily attributed to the Company’s estimate of contingent liabilities for uncertain tax positions taken with respect to transfer pricing for the reporting period. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of March 31, 2022, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

10. Corporate Restructuring

On September 15, 2021, the Company announced a strategic update and corporate restructuring (the “Restructuring”) to focus on leveraging its expertise in developing and commercializing respiratory therapeutics. As part of the Restructuring, the Company initiated a reduction in workforce of approximately 75%. Approximately 75% of the total reduction in workforce occurred in November 2021, and the remainder was completed in February 2022.

For the three months ended March 31, 2022, the Company incurred Restructuring and related expenses of $9.3 million of which $4.7 million was related to R&D expenses and $4.6 million was related to selling, general and administrative expenses. Of the total $9.3 million, cash-related expenses were $4.8 million and non-cash expenses were $4.5 million which were primarily related to the modification of equity-based awards for employees affected by the Restructuring and certain related awards for other employees.

Since the Restructuring announcement in September 2021, the Company has incurred total Restructuring and related expenses of $29.5 million of which $15.3 million was related to R&D expenses and $14.2 million was related to selling, general and administrative expenses. Of the total $29.5 million, cash-related expenses were $16.3 million and non-cash expenses were $13.2 million, which were primarily related to the modification of equity-based awards.

The Company estimates that it will incur total Restructuring and related expenses of approximately $33.0 million comprised of $17.1 million in cash expenses and $15.9 million in non-cash expenses. These expenses are primarily comprised of severance and other related costs which are being recognized ratably over the future service period.

Selected information relating to accrued cash-related Restructuring expenses was as follows:

(In thousands)
Balance at December 31, 2021	$9,550
Net accruals	5,131
Cash paid	(11,276)
Balance at March 31, 2022	$3,405

The Company expects to recognize the remaining Restructuring and related expenses of approximately $3.5 million, comprised of $0.8 million in cash-related expenses and $2.7 million in non-cash expenses by the third quarter of 2022. The remaining Restructuring and related expense estimates are subject to a number of assumptions, and actual amounts may differ. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

The Company also evaluated the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of March 31, 2022, and it has not recognized any impairment charges related to its long-lived assets since the Restructuring announcement.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties, and assumptions. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while we expect the effects of COVID-19, including new variants, to continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs, and the value of and market for our ordinary shares, will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, vaccination levels, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to contain and treat the disease, including vaccine availability, distribution, acceptance and effectiveness. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

Management Overview

Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development, and commercialization of respiratory medicines. Our core purpose is to create medicines that make a difference® in people's lives.

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

We have an economic interest in potential future payments from Glaxo Group or one of its affiliates (“GSK”) pursuant to our agreements with Innoviva, Inc. (“Innoviva”) relating primarily to TRELEGY.

Corporate Restructuring

As previously announced in September 2021, our board of directors approved a plan to focus our resources on our most promising respiratory programs and reduce the size of the Company in order to maximize shareholder value. The corporate restructuring (the “Restructuring”) resulted in us reducing headcount by approximately 75%. Approximately 75% of the total reduction in workforce occurred at the end of November 2021, and the remainder was completed at the end of February 2022.

Since the Restructuring was announced, we incurred $29.5 million in Restructuring and related expenses through the first quarter of 2022, and we expect to recognize the remaining Restructuring and related expenses of approximately $3.5 million, comprised of $0.8 million in cash-related expenses and $2.7 million in non-cash expenses, by the third quarter of 2022. The remaining Restructuring expense estimates are subject to a number of assumptions, and actual final amounts may differ.

As a result of the Restructuring, we plan to become sustainably cash-flow positive beginning in the second half of 2022 and going forward on an annual basis.

Ongoing Impact of COVID-19 Pandemic

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

We co-developed YUPELRI with our collaboration partner, Viatris, and YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD in November 2018. In the US, Viatris is leading the commercialization of YUPELRI, and we co-promote the product under a profit and loss sharing arrangement (65% to Viatris; 35% to Theravance Biopharma). Outside the US (including China and adjacent territories), Viatris is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens.

Under the terms of the Viatris Development and Commercialization Agreement, as of March 31, 2022, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

Since March 2020, YUPELRI’s growth trajectory has been impacted by the COVID-19 respiratory pandemic. However, in late 2021, we began to observe a return to growth in YUPELRI sales. We continue to monitor external factors that are associated with the current healthcare market which may be impacting demand for YUPELRI due to the ongoing pandemic. These include the duration of use, the rate of new patients starting on YUPELRI, and the return of customer orders to pre-pandemic utilization levels. Although some pandemic restrictions have eased in many regions at this time, we are not able to predict with certainty the ultimate disruptive impact of the ongoing pandemic on YUPELRI sales, but it is possible the pandemic may continue to put downward pressure on our sales. As a result, the observed sales volatility may continue throughout 2022. As we have throughout the pandemic, we will continue to track key performance metrics to gauge success in continuing to grow market adoption, including formulary inclusion success and the various aspects of market access. We and Viatris continue to supply YUPELRI to our patients and currently do not anticipate any interruptions in supply.

In August 2021, we announced that in collaboration with our partner Viatris, we were initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either YUPELRI delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients and is intended to support a possible label update for YUPELRI, which would capture more of YUPELRI’s addressable market and further strengthen its competitive advantage. We pay 35% of the Phase 4 study costs, and Viatris pays 65% of the study costs. In January 2022, we announced the enrollment of the first patient in the Phase 4 study.

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

We completed Phase 2, Part 1, a small sub-study of 25 patients intended to assess safety, PK and exploratory clinical measures of three doses of nezulcitinib versus placebo. Data showed that inhaled administration of nebulized nezulcitinib, once daily over seven days, was generally well-tolerated and showed a numerical trend towards improved clinical status, reduced hospital stay and resulted in fewer deaths compared to placebo during a 28-day observation period. Nezulcitinib also demonstrated evidence of improvements in several relevant inflammatory biomarkers and low systemic exposure at all doses, which we believe demonstrates the lung-selective design features of the molecule.

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

Other Pipeline Asset Highlights

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

Based on positive top-line four-week results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in study in early 2019. The Phase 3 program consisted of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of patient response of ampreloxetine. The third, non-pivotal study (OAK), was designed to allow patients who completed REDWOOD to have continued access to ampreloxetine for up to three and half years.

In September 2021, we reported that the SEQUOIA Phase 3 clinical study did not meet its primary endpoint. Most treatment-related adverse events were mild or moderate in severity. Serious adverse events occurred in two patients on placebo and four on ampreloxetine and none of which were considered related to the study drug. No deaths were reported, and there was no signal for supine hypertension.

In April 2022, we reported that the REDWOOD Phase 3 clinical study’s primary endpoint was not statistically significant for the overall population of patients which included patients with Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and Multiple System Atrophy (“MSA”). The pre-specified subgroup analysis by disease type suggests the benefit seen in patients receiving ampreloxetine was largely driven by MSA patients. The benefit to MSA patients in the study was observed in multiple endpoints including Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite, Orthostatic Hypotension Daily Activities Scale (“OHDAS”) composite, Orthostatic Hypotension Questionnaire (“OHQ”) composite and OHSA #1. While the same benefit was not apparent in patients with PD or PAF, we continue to analyze the data to better understand this observation. Throughout the study, there was no indication of worsening of supine hypertension based on 24-hour monitoring. Data suggest that ampreloxetine was well-tolerated and no new safety signals were identified. Given the clear unmet need for MSA patients suffering from symptomatic nOH, we are engaging potential partners and planning health authority interactions to determine a path forward in hopes of expediting ampreloxetine as a possible treatment option for MSA patients with symptomatic nOH.

Inhaled ALK5i (TD-1058)

Our ALK5 inhibitor is a potential first-in-class, inhaled anti-fibrotic agent for the treatment of idiopathic pulmonary fibrosis (“IPF”), a fatal chronic lung disease with limited treatment options. Despite treatment with the current standard of care, IPF patients continue to experience disease progression and exacerbation, and therefore IPF treatment represents a significant unmet medical need. The compound targets the TGFβ pathway, a core signaling pathway that drives fibrosis. By being inhaled, the ALK5i efficiently inhibits TGFβ signaling locally in the lung which is expected to maximize its therapeutic effect. We have completed a single and multiple ascending dose study of TD-1058 in healthy subjects.

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

Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK has obtained approval for the asthma indication in ten additional markets. TRELEGY is currently expected to generate global peak sales of $3.5 billion annually according to consensus estimates. Over the past three years, TRELEGY has shown substantial growth, with global net sales increasing from $663 million in 2019 to $1.1 billion in 2020 and to $1.7 billion in 2021.

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

We initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue a business plan to use TRELEGY royalties to invest in certain privately-held companies, rather than distribute such funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement in a manner that we believe is consistent with the TRC LLC Agreement and our 85% economic interest in TRC.

On March 30, 2021, the arbitrator ruled that, we had not shown that at their then current levels of investment, Innoviva and TRC had breached the TRC LLC Agreement as of the date of the arbitration. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva was entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) we were entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against us in the Delaware Court of Chancery. The arbitrator noted in the ruling that although we failed to show that Innoviva’s investment activities, at the then current levels of investment, have or will have a material and adverse effect on our economic interest in TRC, this does not mean that any future investments or actions will not require our consent. The arbitrator noted in the ruling that we may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on our economic interest in TRC.

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

Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. We received an upfront cash payment of $10.0 million in 2019, and in March 2022, we received a $2.5 million development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program.

As of March 31, 2022, we are eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, we are eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and other related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, ongoing spread of the disease across the US and the globe, and the actions taken to contain or treat the disease, including vaccine availability, distribution, acceptance and effectiveness. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Revenue

Revenue, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Viatris collaboration agreement	$10,687	$10,385	$302	3%
Collaboration revenue	9	3,872	(3,863)	(100)
Licensing revenue	2,500	—	2,500	NM
Total revenue	$13,196	$14,257	$(1,061)	(7)%

NM: Not Meaningful

Revenue from the Viatris collaboration agreement for YUPELRI was $10.7 million in the first quarter of 2022 compared to $10.4 million in the first quarter of 2021 and represented the receivables due from Viatris during the periods. In the first quarter of 2022, YUPELRI continued to increase its share of the long-acting nebulized COPD market and continued to be profitable for us on a brand basis. In addition to continued market share gains, year-over-year demand for YUPELRI increased by 23.4% in the first quarter of 2022 compared to the same period in 2021.

While Viatris records the total net sales of YUPELRI within its own financial statements, Viatris collaboration agreement revenue in our financial statements includes our implied 35% share of net sales of YUPELRI of $15.3 million and $12.9 million for the first quarters of 2022 and 2021, respectively, which represented a 19% increase in net sales over the comparable periods. However, due to applicable accounting guidance, our Viatris collaboration agreement revenue increased by only 3% due to lower costs incurred by Theravance Biopharma as a result of the Restructuring, which improved YUPELRI profitability, but lowered Viatris collaboration agreement revenue.

Other collaboration revenue decreased by $3.9 million in the first quarter of 2022 compared to the same period in 2021. The decrease was primarily due to the recognition of the remaining non-cash Janssen collaboration revenue in the fourth quarter of 2021 resulting from the planned close-out of the izencitinib program.

Licensing revenue increased by $2.5 million in the first quarter of 2022 compared to the same period in 2021. The $2.5 million recognized in the first quarter of 2022 was due to a development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable period:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Employee-related	$6,264	$17,576	$(11,312)	(64)%
Share-based compensation	4,530	7,921	(3,391)	(43)
External-related	7,245	33,532	(26,287)	(78)
Facilities, depreciation and other allocated expenses	5,214	8,570	(3,356)	(39)
Total research & development	$23,253	$67,599	$(44,346)	(66)%

R&D expenses decreased by $44.3 million in the first quarter of 2022 compared to the same period in 2021, and the decrease was across all R&D categories. External-related expenses decreased by $26.3 million and was the largest contributor to the total R&D expense decrease. The decrease in external-related expenses was primarily due to the completion, or near completion, of expenses related to the izencitinib and ampreloxetine programs. The decreases across the remaining R&D categories were primarily due to the Restructuring announced in September 2021 which included a significant reduction in employee-related expenses of $11.3 million. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.5 million and $1.4 million for the first quarters of 2022 and 2021, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Selling, general and administrative	$19,121	$30,550	$(11,429)	(37)%

Selling, general and administrative expenses decreased by $11.4 million in the first quarter of 2022 compared to the same period in 2021. The $11.4 million decrease was primarily attributed to a $7.5 million reduction in employee-related expenses and a $2.4 million reduction in share-based compensation expenses resulting from the Restructuring. External-related services also decreased by $2.1 million primarily due to a reduction in legal expenses related to the TRC arbitration in 2021. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $5.5 million and $7.9 million for the first quarters of 2022 and 2021, respectively.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year period, were as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Restructuring and related expenses	$4,807	$—	$4,807	NM	%
Share-based compensation expense (Non-cash)	4,517	—	4,517	NM
Total restructuring and related expenses	$9,324	$—	$9,324	NM	%

NM: Not Meaningful

Of the total $9.3 million in Restructuring and related expenses recognized in the first quarter of 2022, $4.7 million was related to R&D expenses and $4.6 million was related to selling, general and administrative expenses. The Restructuring and related expenses were primarily comprised of one-time severance payments, employee-related separation costs, retention costs, and other Restructuring-related expenses. The $9.3 million also included non-cash charges of $4.5 million, primarily related to the modification of equity awards for employees affected by the Restructuring and certain related awards for other employees.

We estimate that we will incur total Restructuring and related expenses of approximately $33.0 million comprised of $17.1 million in cash expenses associated with employee termination benefits and related costs and $15.9 million in non-cash expenses relating to the acceleration of equity-awards for employees affected by the Restructuring. We expect to recognize the remaining approximate $3.5 million in Restructuring and related expenses, comprised of $0.8 million in cash-related expenses and $2.7 million in non-cash expenses by the third quarter of 2022. The remaining Restructuring expense estimates are subject to a number of assumptions, and actual final amounts may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Income from investment in TRC, LLC	$25,110	$16,547	$8,563	52%

The income from investment in TRC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC Agreement over the next four fiscal quarters).

Income from investment in TRC increased by $8.6 million in the first quarter of 2022 compared to the same period in 2021. The $25.1 million of TRC income for the first quarter of 2022 was recorded net of our share of TRC expenses of $0.2 million. Our share of TRC expenses was $2.8 million for the first quarter of 2021 and was primarily comprised of TRC’s legal and related expenses associated with the arbitration between Innoviva and TRC and us.

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

Interest Expense

Interest expense primarily consisted of interest payments due on the Convertible Senior 2023 Notes and the Non-Recourse 2035 Notes, as well as the amortization of the associated debt issuance costs. Interest expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
9.5% Non-recourse notes due 2035	$(9,518)	$(9,736)	$218	(2)%
3.25% Convertible senior notes due 2023	(2,137)	(2,137)	—	—
Total interest expense	$(11,655)	$(11,873)	$218	(2)%

Interest expense was $11.7 million in the first quarter of 2022 and was relatively unchanged compared to the same period in 2021.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Interest income and other income (expense), net	$(375)	$(234)	$(141)	60%

Interest income and other income (expense), net, was ($0.4) million in the first quarter of 2022 and was primarily related to foreign currency losses offset by interest income from investment balances. The increase, compared to the same period in 2021, was attributed to various miscellaneous items.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended
	March 31,		Change
(In thousands)	2022	2021	$	%
Provision for income tax expense	$(524)	$(227)	$(297)	131%

In the first quarter of 2022, the provision for income tax expense increased $0.3 million compared to the same period in 2021. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax position taken with respect to transfer pricing. Our provision for income tax expense differs from the expected statutory rate due to the valuation allowance on the deferred tax assets.

We are currently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. We believe that an adequate provision has been made for any adjustments that may result from the tax examination.

Liquidity and Capital Resources

As of March 31, 2022, we had approximately $147.5 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). To date, we have financed our operations primarily through public offerings of equity securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales. As of March 31, 2022, we had outstanding (i) $230.0 million in principal Convertible Senior 2023 Notes and (ii) $397.3 million in principal Non-Recourse 2035 Notes which are stated net of a 5.0% retention by us in compliance with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246).

The Non-Recourse 2035 Notes were issued on February 28, 2020 and are secured by all of the Triple Royalty Sub II LLC’s (the “Issuer II”) rights, title, and interest as a holder of the Issuer II Class C Units in TRC. The primary source of funds to make payments on the Non-Recourse 2035 Notes is the 63.75% economic interest of the Issuer (evidenced by the Issuer II Class C Units) in any future payments that may be made by GSK to TRC under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC by Innoviva (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters) relating to the GSK-Partnered Respiratory Programs, including the Trelegy program. As a result, the holders of the Non-Recourse 2035 Notes have no recourse against Theravance Biopharma even if the TRELEGY payments are insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter is less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes will increase by the interest shortfall amount for that quarter. While the holders of the Non-Recourse 2035 Notes have no recourse against Theravance Biopharma, the terms of the Non-Recourse 2035 Notes also provide that Theravance Biopharma, at its option, may satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

A portion of the proceeds from the Non-Recourse 2035 Notes issuance were used to repay, in full, the remaining outstanding balance of the Non-Recourse 2033 Notes, as well as, a 5% premium on the early redemption of the Non-Recourse 2033 Notes. The Non-Recourse 2033 Notes were issued in November 2018 and were structured similarly to the Non-Recourse 2035 Notes.

Corporate Restructuring

As previously announced in September 2021, our board of directors approved a corporate restructuring plan (the “Restructuring”) to focus our resources on our most promising respiratory programs and reduce the size of the Company in order to maximize shareholder value. We executed the plan and reduced headcount by approximately 75% by the end of February 2022.

Since the Restructuring was announced, we incurred $29.5 million in Restructuring and related expenses through the first quarter of 2022, and we expect to recognize the remaining Restructuring and related expenses of approximately $3.5 million, comprised of $0.8 million in cash-related expenses and $2.7 million in non-cash expenses, by the third quarter of 2022. The remaining Restructuring expense estimates are subject to a number of assumptions, and actual final amounts may differ. As a result of the Restructuring, we plan to become sustainably cash flow positive beginning in the second half of 2022, and going forward on an annual basis, primarily achieved through our reduced cash expenditures in light of the Restructuring and the focus on our respiratory assets.

Despite expected expense savings from the Restructuring, we may continue to incur net losses over the next several years due to expenditures relating to our continuing drug discovery efforts and preclinical and clinical development of our current product candidates. In particular, to the extent we advance our respiratory product candidates into and through later-stage clinical studies without a partner, we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to grow our respiratory development pipeline. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones.

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

Without adequate financial resources to fund our expected future operations, we may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or, as we announced in September 2021, we may need to delay, reduce, or eliminate one or more of our research or development programs and reduce overall overhead expenses. In addition, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities.

Cash Flows

Cash flows, as compared to the comparable period in the prior year, were as follows:

	Three Months Ended March 31,
(In thousands)	2022	2021	Change
Net cash used in operating activities	$(26,069)	$(69,865)	$43,796
Net cash provided by investing activities	31,924	113,697	(81,773)
Net cash used in financing activities	(1,448)	(11,288)	9,840

Net cash flows used in operating activities

Net cash used in operating activities was $26.1 million for the first quarter of 2022, consisting of a net loss of $25.9 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $1.9 million and a net decrease in cash resulting from changes in operating assets and liabilities of $2.1 million.

Net cash used in operating activities was $69.9 million for the first quarter of 2021, consisting of a net loss of $79.7 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $22.9 million and a net decrease in cash resulting from changes in operating assets and liabilities of $13.1 million.

Net cash flows provided by investing activities

Net cash provided by investing activities was $31.9 million for the first quarter of 2022, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $30.3 million and cash inflows from the sale of property and equipment of $1.8 million.

Net cash provided by investing activities was $113.7 million for the first quarter of 2021, consisting of cash inflows from the net purchase and maturities of marketable securities of $115.5 million and partially offset by $1.8 million used for the purchase of property and equipment.

Net cash flows used in financing activities

Net cash used in financing activities was $1.4 million for the first quarter of 2022, consisting of the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $11.3 million for first quarter of 2021, consisting primarily of $5.7 million in principal payments on the Non-Recourse 2035 Notes and $5.6 million related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2022. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Performance-Contingent Awards

We periodically grant performance-contingent awards to our employees. For the three months ended March 31, 2022, we recognized $0.1 million of aggregate share-based compensation expense and $0.1 million in cash bonus expense related to these types of awards. As of March 31, 2022, the maximum remaining expense related to outstanding performance-contingent share-based awards was $2.6 million which had performance expiration dates through December 2025, and the maximum remaining expense related to outstanding performance-contingent cash awards was $0.3 million which had performance expiration dates through December 2022.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of March 31, 2022, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2022 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

The risks described below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We may never achieve or sustain profitability;

●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;

●	We do not control TRC and, in particular, have no control over the GSK-Partnered Respiratory Programs, including TRELEGY, or access to non-public information regarding the development of the GSK-Partnered Respiratory Programs;

●	If there are any adverse developments or perceived adverse developments with respect to the GSK-Partnered Respiratory Programs in which we have a substantial economic interest, including TRELEGY, our business will be harmed, and the price of our securities could fall;

●	If YUPELRI does not continue to be accepted by physicians, patients, third-party payors, or the medical community in general, we may not receive significant additional revenues from sales of this product;

●	Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If sufficient capital is not available, we may have to further curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us;

●	We may fail to achieve the expected cost savings and related benefits from our September 2021 Restructuring;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned; and

●	Our ongoing drug discovery and development efforts might not generate additional successful product candidates or approvable drugs.

RISKS RELATING TO THE COMPANY

We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We expect to be sustainably cash-flow positive beginning in the second half of 2022 and going forward on an annual basis; however, we may never generate sufficient revenue from the sale of medicines, royalties on sales by our partners or from our interest in Theravance Respiratory Company, LLC (“TRC”) to achieve profitability. Despite expected expense savings from the Restructuring, we may continue to incur net losses over the next several years due to expenditures relating to our continuing drug discovery efforts and preclinical and clinical development of our current product candidates. During the three months ended March 31, 2022 and years ended December 31, 2021 and 2020, we recognized net losses of $25.9 million, $199.4 million and $278.0 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.8 billion as of March 31, 2022. We may continue to incur net losses in the future in connection with our drug discovery and development efforts to maximize the value of our pipeline and commercialization and development costs relating to YUPELRI. In particular, to the extent we advance our product candidates into and through later stage clinical studies without a partner, we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to grow our development pipeline.

While our YUPELRI operations were profitable on a brand basis in the first quarter of 2022, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require additional funding. Our operating expenses also will increase if, among other things:

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

While we are generating revenues and income from (i) sales of YUPELRI, (ii) our economic interest in royalties from net sales of TRELEGY paid to TRC (63.75% of which amounts are used to make payments on the Non-Recourse 2035 Notes) and other economic and royalty interests, and (iii) payments under collaboration agreements, we do not expect to generate significant revenues in the near future. As a result of the COVID-19 pandemic (defined below), we could experience declines in revenues from these sources or fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive in the future.

Our new strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the COVID-19 pandemic, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of our approved products, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations. Our ability to reach, and the time required to reach, and then to sustain, profitability are uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable would adversely affect the price of our securities and our ability to raise capital and continue operations.

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our business has been and will continue to be adversely affected by the outbreak of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”). Global health concerns relating to the COVID-19 pandemic have weighed on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

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

In addition, we expect sales cycles, particularly for new customers, to continue to be impacted as a result of the COVID-19 pandemic, and we have observed continued volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting and to pulmonologists, whose practices have been impacted by the pandemic. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. In August 2020, we began reengaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. We are now able to more frequently conduct in-person customer engagements, however there is still high variability of access regionally. Customer orders or new patient use of YUPELRI may decline as a result of, among other things, a shift in our marketing efforts, increased workload of healthcare providers, and the impact of the Center for Disease Control interim guidelines for limiting the exposure of health care workers to the virus that causes COVID-19, in which drug nebulization in COVID-19 positive patients is listed as a high-risk procedure while present in the room for procedures when the healthcare providers’ eyes, nose, or mouth are not protected. We are preparing for continued volatility as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

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

We have no access to non-public information regarding the development progress of, or plans for, the GSK-Partnered Respiratory Programs, including TRELEGY, and we have little, if any, ability to influence the progress of those programs because our interest in these programs is only through our ownership interest in TRC, which is controlled by Innoviva. However, if any of the GSK-Partnered Respiratory Programs in which we have a substantial economic interest encounter delays, do not demonstrate required quality, safety and efficacy, are terminated, or if there are any adverse developments or perceived adverse developments with respect to such programs, our business will be harmed, and the price of our securities could fall. Examples of such adverse developments include, but are not limited to:

●	disappointing or lower than expected sales of TRELEGY;

●	the emergence of new closed triple or other alternative therapies or any developments regarding competitive therapies, including comparative price or efficacy of competitive therapies;

●	disputes between GSK and Innoviva or between us and Innoviva, such as our 2019 arbitration and the arbitration with Innoviva that was completed in early 2021 (see “Risk Factors—We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement”), each of which concern the withholding of royalty payments we believe are due to us under the TRC LLC Agreement;

●	GSK deciding to modify, delay or halt the TRELEGY program;

●	the FDA and/or other national or foreign regulatory authorities determining that any of the studies under the TRELEGY program does not demonstrate the required quality, safety or efficacy, or that additional non-clinical or clinical studies are required with respect to the program;

●	any adverse effects resulting from the COVID-19 pandemic;

●	any safety, efficacy or other concerns regarding the TRELEGY program or any GSK-Partnered Respiratory Program in which we have a substantial economic interest; or

●	any particular FDA requirements or changes in FDA policy or guidance regarding the TRELEGY program or any other GSK-Partnered Respiratory Program or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of March 31, 2022, GSK beneficially owned 12.7% of our outstanding ordinary shares (although GSK, through a subsidiary, has issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 of our ordinary shares). GSK is also a strategic partner to Innoviva with rights and obligations under the GSK Agreements, which include the strategic alliance agreement and the collaboration agreement assigned to TRC, that may cause GSK’s interests to differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across products in which we have an indirect interest through TRC and products in which we have no interest. Accordingly, GSK’s commercialization efforts may have the effect of reducing the value of our interest in TRC. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to the respiratory products partnered with Innoviva and TRC. For example, GSK could promote its own respiratory products and/or delay or terminate the development or commercialization of the respiratory programs covered by the GSK Agreements, which include TRELEGY. Also, given the potential future royalty payments GSK may be obligated to pay under the GSK Agreements, GSK may seek to acquire us or acquire our interests in TRC in order to effectively reduce those payment obligations and the price at which GSK might seek to acquire us may not reflect our true value. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements, including by violating the confidentiality provisions of those agreements or the master agreement between GSK, Innoviva and us entered into in connection with the Spin-Off (the “Master Agreement”), or otherwise violating its legal rights. While we believe our operations fully comply with the GSK Agreements, the Master Agreement and applicable law, there can be no assurance that we or Innoviva will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Innoviva that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disagreements over the relative marketing and sales efforts for Innoviva’s partnered products and other GSK respiratory products, disputes over public statements, and similar matters. In general, any uncertainty about respiratory programs partnered with GSK, the enforceability of the GSK Agreements or the relationship/partnership between Innoviva and GSK or between us and Innoviva could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY and we do not control TRC; accordingly the amount of royalties we receive will depend on, among other factors, GSK’s ability to further commercialize TRELEGY and TRC’s decisions concerning use of cash in accordance with the TRC LLC Agreement.

We only receive revenues from TRELEGY based on the amount of sales of this product by GSK in the form of our economic interest in the royalties paid by GSK to TRC, which is managed by Innoviva. There are no required minimum future payments associated with the product and any royalties we receive will depend on GSK’s ability to commercialize the product, the future payments, if any, made by GSK to TRC, TRC’s expenses, and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement. Following our 2019 arbitration with Innoviva concerning its withholding of certain royalty distributions to the TRC members, the arbitrator ruled, among other things, that in the future if Innoviva desires to invest TRC funds in any initiatives that require the consent of GSK under the collaboration agreement, Innoviva must first obtain the consent of GSK. We initiated an arbitration proceeding in October 2020 against Innoviva and TRC, challenging the authority of Innoviva and TRC to pursue a business plan to use TRELEGY royalties to invest in certain privately-held companies, rather than distribute such funds that would otherwise be available for distribution to us under the terms of the TRC LLC Agreement in a manner that we believe is consistent with the TRC LLC Agreement and our 85% economic interest in TRC. On March 30, 2021, the arbitrator ruled that, we had not shown that at their then current levels of investment, Innoviva and TRC had breached the LLC Agreement as of the date of the arbitration. The arbitrator further ruled that Innoviva and TRC had not breached the implied covenant of good faith and fair dealing; or their fiduciary duties. The arbitrator also ruled that (i) Innoviva was entitled to indemnification from TRC for all legal fees and expenses reasonably incurred in the arbitration and (ii) we were entitled to indemnification from TRC for legal fees and costs incurred in defending an action Innoviva brought against us in the Delaware Court of Chancery. The arbitrator noted in the ruling that although we failed to show that Innoviva’s investment activities, at the then current levels of investment, have or will have a material and adverse effect on our economic interest in TRC, this does not mean that any future investments or actions will not require our consent. The arbitrator noted in the ruling that we may, in the future, have a consent right over the decision to continue this investment strategy or whether to make a particular investment if, for example, Innoviva develops a track record of poor investments, over allocates royalties to these investment activities, or fails to distribute sufficient investment returns, and such facts cause the strategy or investment to have a material adverse effect on our economic interest in TRC. We have objected to the proposed investments in private companies presented in draft TRC quarterly financial plans to date.

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI may not continue to be accepted by these parties. YUPELRI competes predominantly with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day. We have seen increased volatility in sales of YUPELRI coinciding with the suspension of in-person sales calls, having less access to physicians and other healthcare providers and the progression of the COVID-19 pandemic and, if physicians, patients, third-party payors, or the medical community in general believe that nebulized therapy presents a risk of further spreading COVID-19 or that YUPELRI is otherwise not a preferred treatment option for those with COPD, we may see declines, or fail to grow. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks.

We currently maintain a sales force in the US to support our co-promotion obligations for YUPELRI under our agreement with Viatris. The risks of fulfilling our US co-promotion obligations to Viatris include:

●	costs and expenses associated with maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third-party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue for several years;

●	our ability to retain effective sales and marketing personnel and medical science liaisons in the US;

●	the ability of our sales and marketing personnel to obtain access to, and educate adequate numbers of prescribers about prescribing YUPELRI, in appropriate clinical situations; and

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

If we are not successful in maintaining a sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure and the ability to obtain access to and educate adequate numbers of physicians about prescribing YUPELRI in appropriate clinical situations, we will have difficulty maintaining effective commercialization of YUPELRI in the hospital setting, which would adversely affect our business and financial results, and the condition and the price of our securities could fall.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “Restructuring”) to focus on leveraging our expertise in developing and commercializing respiratory therapeutics, including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, we have outstanding $230.0 million of 3.25% Convertible Notes that mature on November 1, 2023 and as of March 31, 2022, we had cash, cash equivalents and short-term marketable securities of $147.5 million.

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

We may seek to raise additional capital or obtain future funding through public or private equity offerings, debt financings or additional collaborations and licensing arrangements to meet our capital needs or to take advantage of opportunistic market conditions. We may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or, as we announced in September 2021, we may need to delay, reduce, or eliminate one or more of our research or development programs and reduce overall overhead expenses. In addition, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition, and cause the price of our securities to fall.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. Neither the terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”) nor the terms of the Issuer II’s 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”) restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. Moreover, 75% of the income from our investment in TRC, as evidenced by the Issuer II Class C Units, is currently available only for payment of the Non-Recourse 2035 Notes and is not available to pay our other obligations or the claims of our other creditors. Additionally, the conversion price of our Convertible Senior 2023 Notes is $34.45 per share and as of March 31, 2022, we had cash, cash equivalents and short-term marketable securities of $147.5 million. If the trading price of our ordinary shares does not exceed this amount, we would be required to repay or refinance the Convertible Senior 2023 Notes, and we cannot assure you that we would be able to do so. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Our partners may not fulfill their obligations under these agreements, and, in certain circumstances, they or we may terminate our partnership with them. In either event, we may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the discovery, development and commercialization of medicines. Our objective is to discover, develop and commercialize new small molecule medicines with superior efficacy, convenience, tolerability and/or safety using our proprietary insights, where applicable. We expect that any medicines that we commercialize with or without our collaborative partners will compete with existing or future market-leading medicines.

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

We have collaborations with a number of third parties including Viatris for the development and commercialization of a nebulized formulation of revefenacin, our LAMA compound (including YUPELRI). Also, through our interest in TRC we may participate economically in Innoviva’s collaborations with GSK with respect to the GSK-Partnered Respiratory Programs. Additional collaborations will likely be needed to fund development of certain programs that have not been licensed to a collaborator and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

As of March 31, 2022, we had $662.6 million in total long-term liabilities outstanding, comprised primarily of $388.3 million in net principal that remains outstanding under the Issuer II’s (defined below) Non-Recourse 2035 Notes and $230.0 million in principal that remains outstanding under our Convertible Senior 2023 Notes (together with the Non-Recourse 2035 Notes, the “Notes”).

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

In September 2021, our Board approved a plan to restructure our business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Following the substantial completion of this Restructuring, our management and employees are primarily focused on managing our most promising programs. As part of the Restructuring, we reduced employee headcount by approximately 75%. We expect to incur total estimated Restructuring and related expenses of approximately $33.0 million comprised of $17.1 million in cash expenses and $15.9 million in non-cash expenses. The Restructuring and related expenses are primarily comprised of severance, retention, and other costs relating to the Restructuring and are expected to be incurred through the third quarter of 2022. Affected employees received notification and were eligible to receive severance payments based on their responsibilities within the organization and years of service, contingent upon effectiveness of an affected employee's a separation agreement, which includes a general release of claims against us. The estimated Restructuring and related expenses are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

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

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud based and hosted applications, data and services, may be vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, including but not limited to those involving malware and ransomware, which can disrupt operations significantly, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As another example, we may incur penalties imposed by the competent authorities in the EU Member States in case of breach of the EU rules governing the collection and processing of personal data, including unauthorized access to or disclosure of personal data. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that our security measures will prevent service interruptions or security breaches that could adversely affect our business. These same risks also apply to our partners and vendors, who similarly hold sensitive and critical information related to our business in computer systems and are similarly potentially vulnerable to service interruptions and security breaches.

Global economic, political and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to the United Kingdom’s (“UK”) withdrawal from the EU (often referred to as “Brexit”), current global economic challenges, the COVID-19 pandemic, and other disruptions to global and regional economies and markets.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, the UK and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. Ireland has implemented further tax law changes through the Finance Act 2021 to comply with the European Union Anti-Tax Avoidance Directives. Changes to date, including reverse-hybrid mismatch and interest limitation rules, are not expected to have a material impact on the Company’s tax position.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2022, we owned 290 issued US patents and 1,968 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, (collectively, “HIPAA”). Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. HIPAA generally requires that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health information of the patient (unless an exception to the authorization requirement applies). If authorization is required and the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we may not be allowed access to and use of the patient’s information and our research efforts could be impaired or delayed. Furthermore, use and disclosure of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (e.g., for use in research and in submissions to regulatory authorities for product approvals). Moreover, patients about whom we or our partners obtain information, as well as the providers who share this information with us, may have contractual rights that limit our ability to use and disclose the information. In addition, HIPAA does not replace federal, state, international or other laws that may grant individuals even greater privacy protections.

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

Based on our review of publicly available filings, as of March 31, 2022, our three largest shareholders collectively owned 40.5% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2022, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: May 6, 2022	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)