Form 10-Q
period 2022-06-30
Theravance Biopharma, Inc.
filed 2022-08-08
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 1, 2022, the number of the registrant’s outstanding ordinary shares was 76,427,244.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$87,292	$89,959
Short-term marketable securities	45,558	83,506
Receivables from collaborative arrangements	12,488	14,065
Amounts due from TRC, LLC	—	43,534
Prepaid clinical and development services	2,311	10,245
Other prepaid and current assets	7,080	8,561
Total current assets	154,729	249,870
Property and equipment, net	12,531	13,657
Operating lease assets	41,112	39,690
Equity in net assets of TRC, LLC	148,250	67,537
Restricted cash	836	837
Other assets	3,303	3,228
Total assets	$360,761	$374,819

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable	$3,074	$3,098
Accrued personnel-related expenses	6,958	12,796
Accrued clinical and development expenses	7,627	17,010
Accrued general and administrative expenses	6,052	2,898
Accrued interest payable	3,990	3,940
Current portion of non-recourse notes due 2035, net	—	16,940
Operating lease liabilities	2,624	503
Deferred revenue	24	98
Other accrued liabilities	2,275	1,304
Total current liabilities	32,624	58,587
Convertible senior notes due 2023, net	228,571	228,035
Non-recourse notes due 2035, net	396,125	371,359
Long-term operating lease liabilities	50,642	52,681
Long-term deferred revenue	204	310
Other long-term liabilities	2,404	2,420
Commitments and contingencies

Shareholders’ Deficit
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 76,427 and 74,435 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,410,415	1,387,469
Accumulated other comprehensive loss	(45)	—
Accumulated deficit	(1,760,180)	(1,726,043)
Total shareholders’ deficit	(349,809)	(338,573)
Total liabilities and shareholders’ deficit	$360,761	$374,819

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenue:
Viatris collaboration agreement	$10,878	$10,934	$21,565	$21,319
Collaboration revenue	172	1,980	181	5,852
Licensing revenue	—	—	2,500	—
Total revenue	11,050	12,914	24,246	27,171

Expenses:
Research and development (1)	15,571	51,093	38,824	118,692
Selling, general and administrative (1)	16,986	25,931	34,828	56,481
Transaction-related legal expenses (Note 13)	3,778	—	5,057	—
Restructuring and related expenses (1)	1,594	—	10,918	—
Total expenses	37,929	77,024	89,627	175,173

Loss from operations	(26,879)	(64,110)	(65,381)	(148,002)
Income from investment in TRC, LLC	28,127	21,926	53,237	38,473
Interest expense	(11,884)	(11,612)	(23,539)	(23,485)
Interest income and other income (expense), net	2,440	1,171	2,065	937
Loss before income taxes	(8,196)	(52,625)	(33,618)	(132,077)
Provision for income tax benefit (expense)	5	220	(519)	(7)
Net loss	$(8,191)	$(52,405)	$(34,137)	$(132,084)

Net unrealized loss on available-for-sale investments	(17)	(9)	(45)	(39)
Total comprehensive loss	$(8,208)	$(52,414)	$(34,182)	$(132,123)

Net loss per share:
Basic and diluted net loss per share	$(0.11)	$(0.80)	$(0.45)	$(2.03)
Shares used to compute basic and diluted net loss per share	76,270	65,669	75,761	65,085

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Research and development	$3,556	$7,315	$8,086	$15,236
Selling, general and administrative	5,794	7,626	11,292	15,537
Restructuring and related expenses	359	—	4,876	—
Total share-based compensation expense	$9,709	$14,941	$24,254	$30,773

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at March 31, 2022	76,081	$1	$1,400,566	$(28)	$(1,751,989)	$(351,450)
Proceeds from ESPP purchases	72	—	487	—	—	487
Employee share-based compensation expense	—	—	9,709	—	—	9,709
Issuance of restricted shares	313	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(39)	—	(347)	—	—	(347)
Net unrealized loss on marketable securities	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(8,191)	(8,191)
Balances at June 30, 2022	76,427	$1	$1,410,415	$(45)	$(1,760,180)	$(349,809)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Proceeds from ESPP purchases	72	—	487	—	—	487
Employee share-based compensation expense	—	—	24,254	—	—	24,254
Issuance of restricted shares	2,109	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(189)	—	(1,795)	—	—	(1,795)
Net unrealized loss on marketable securities	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(34,137)	(34,137)
Balances at June 30, 2022	76,427	$1	$1,410,415	$(45)	$(1,760,180)	$(349,809)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at March 31, 2021	65,218	$1	$1,233,060	$17	$(1,606,296)	$(373,218)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	189	—	2,862	—	—	2,862
Employee share-based compensation expense	—	—	14,941	—	—	14,941
Issuance of restricted shares	399	—	—	—	—	—
Option exercises	—	—	2	—	—	2
Repurchase of shares to satisfy tax withholding	(41)	—	(727)	—	—	(727)
Net unrealized gain on marketable securities	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(52,405)	(52,405)
Balances at June 30, 2021	73,470	$1	$1,358,318	$8	$(1,658,701)	$(300,374)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	189	—	2,862	—	—	2,862
Employee share-based compensation expense	—	—	30,773	—	—	30,773
Issuance of restricted shares	1,587	—	—	—	—	—
Option exercises	—	—	5	—	—	5
Repurchase of shares to satisfy tax withholding	(339)	—	(6,320)	—	—	(6,320)
Net unrealized loss on marketable securities	—	—	—	(39)	—	(39)
Net loss	—	—	—	—	(132,084)	(132,084)
Balances at June 30, 2021	73,470	$1	$1,358,318	$8	$(1,658,701)	$(300,374)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(34,137)	$(132,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,402	2,926
Amortization and accretion income, net	(31)	31
Share-based compensation	24,254	30,773
Gain on disposal of property and equipment	(96)	—
Gain on sale of Velusetrag	(2,721)	—
Amortization of right-of-use assets	1,314	1,752
Gain from lease modification	(47)	—
Undistributed earnings from TRC, LLC	(37,179)	2,986
Interest shortfall on 2035 notes, net	7,372	—
Other	—	(168)
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	1,577	3,648
Prepaid clinical and development services	7,934	4,461
Other prepaid and current assets	2,619	(1,993)
Right-of-use lease assets	(2,689)	—
Other assets	(145)	997
Accounts payable	(26)	4,026
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(11,135)	(33,125)
Accrued interest payable	50	(74)
Deferred revenue	(180)	(5,852)
Operating lease liabilities	82	1,718
Other long-term liabilities	(17)	—
Net cash used in operating activities	(40,799)	(119,978)

Investing activities
Purchases of property and equipment	(363)	(1,923)
Purchases of marketable securities	(53,763)	(40,014)
Maturities of marketable securities	91,699	191,400
Proceeds from the sale of property and equipment	1,866	—
Net cash provided by investing activities	39,439	149,463

Financing activities
Proceeds from the sale of ordinary shares, net	—	108,180
Principal payment on 2035 notes	—	(10,730)
Proceeds from ESPP purchases	487	2,862
Proceeds from option exercises	—	5
Repurchase of shares to satisfy tax withholding	(1,795)	(6,320)
Net cash (used in) provided by financing activities	(1,308)	93,997

Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,668)	123,482
Cash, cash equivalents, and restricted cash at beginning of period	90,796	82,300
Cash, cash equivalents, and restricted cash at end of period	$88,128	$205,782

Supplemental disclosure of cash flow information
Cash paid for interest	$15,127	$22,490
Cash paid for income taxes, net	$25	$12

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Theravance Biopharma, Inc. (“Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development, and commercialization of medicines. The Company’s core purpose is to create medicines that make a difference® in people's lives.

On July 20, 2022, the Company successfully completed the sale of its units in Theravance Respiratory Company, LLC, representing its 85% economic interests in the sales-based royalty rights on worldwide net sales of GSK’s TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma Investments 2019 ICAV. In conjunction with the closing of the sale, the Company repaid its 9.5% Non-Recourse Notes Due 2035 for approximately $420.0 million. See Note 13. Subsequent Events” for more information regarding the sale.

Basis of Presentation

The Company’s condensed consolidated financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2021 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss	$(8,191)	$(52,405)	$(34,137)	$(132,084)
Denominator:
Weighted-average ordinary shares outstanding	76,270	65,669	75,761	65,199
Less: weighted-average ordinary shares subject to forfeiture	—	—	—	(114)
Weighted-average ordinary shares used to compute basic and diluted net loss per share	76,270	65,669	75,761	65,085
Basic and diluted net loss per share	$(0.11)	$(0.80)	$(0.45)	$(2.03)

For the three and six months ended June 30, 2022 and 2021, diluted and basic net loss per share were identical since potential ordinary shares were excluded from the calculation, as their effect was anti-dilutive.

Anti-dilutive Securities

The following ordinary equivalent shares were not included in the computation of diluted net loss per share because their effect was anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Share issuances under equity incentive plans and ESPP	5,660	6,228	6,239	8,307
Share issuances upon the conversion of convertible senior notes	6,676	6,676	6,676	6,676
Total	12,336	12,904	12,915	14,983

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

As of June 30, 2022, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate, with $205.0 million associated with YUPELRI monotherapy, and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to development and regulatory actions.

The Viatris Agreement is considered to be within the scope of ASC 808 and partially within the scope of ASC 606, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin in exchange for $15.0 million received in 2015, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018; thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price. The Company determined the license to develop and commercialize revefenacin to be a unit of account and a separate performance obligation, for which Viatris is a customer, with the $15.0 million for the delivery of the license representing the transaction price.

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

Following the US Food and Drug Administration (“FDA”) approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the three and six months ended June 30, 2022, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Viatris collaboration agreement - Amounts receivable from Viatris	$10,878	$10,934	$21,565	$21,319

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three and six months ended June 30, 2022 of $17.2 million and $32.5 million, respectively, before deducting shared expenses. For the three and six months ended June 30, 2021, the Company’s implied 35% share of net sales of YUPELRI were $14.6 million and $27.5 million, respectively, before deducting shared expenses.

Other Collaborative Arrangements

The Company recognized revenues from its other collaborative arrangements as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Alfasigma	$166	$3	$169	$7
Viatris	6	6	12	12
Janssen	—	1,971	—	5,833
Total collaboration revenue	$172	$1,980	$181	$5,852

All of the recognized revenues from the Company’s other collaborative arrangements presented in the table above were included in deferred revenue at the beginning of the respective periods.

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). The Company received an upfront payment of $100.0 million related to the Janssen Agreement. Following unfavorable Phase 3 clinical trial results for izencitinib announced in August 2021, Janssen terminated the Janssen Agreement effective January 16, 2022. As a result, the Company did not recognize any collaboration revenue related to the Janssen Agreement for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company recognized $2.0 million and $5.8 million, respectively, in collaboration revenue related to the Janssen Agreement.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Viatris	$1,543	$67	$3,079	$161
Janssen	—	1,193	—	2,525
Total reduction to R&D expense, net	$1,543	$1,260	$3,079	$2,686

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

As of June 30, 2022, the Company is eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, the Company is eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

4. Sale of Velusetrag

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor.

In 2012, the Company partnered with Alfasigma S.p.A. (“Alfasigma”) in the development of velusetrag and its commercialization in certain countries. In April 2018, Alfasigma exercised its option to continue to develop and commercialize velusetrag, and the Company elected not to pursue further development. Global rights to develop, manufacture and commercialize velusetrag were transferred to Alfasigma under the terms of the collaboration arrangement.

On June 30, 2022, the Company entered into an Asset Purchase Agreement (“APA”) to sell all of its velusetrag assets to Alfasigma. In connection with the closing of the transaction, Alfasigma acquired, among other things, (i) intellectual property and (ii) books and records related to velusetrag. As consideration for the velusetrag sale, the Company received an upfront payment of $2.8 million in July 2022, and pursuant to the terms of the APA, the Company is eligible to receive up to $105.0 million in additional future developmental and sales milestones.

At the time of the sale, the velusetrag assets had no remaining book value on the Company’s records, and as of June 30, 2022, all of the velusetrag assets were delivered to Alfasigma. For the three and six months ended June 30, 2022, the Company recognized a net gain of $2.7 million, after transaction costs, related to the sale of velusetrag within “interest income and other income (expense), net” on the consolidated statements of operations.

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2022	2021
Cash and cash equivalents	$87,292	$204,949
Restricted cash	836	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$88,128	$205,782

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

Available-for-sale securities are summarized below:

		June 30, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$13,967	$—	$(12)	$13,955
Corporate notes	Level 2	12,016	—	(20)	11,996
Commercial paper	Level 2	24,599	—	(15)	24,584
Marketable securities		50,582	—	(47)	50,535
Money market funds	Level 1	41,726	—	—	41,726
Total		$92,308	$—	$(47)	$92,261

		December 31, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,986	$—	$(2)	$29,984
Corporate notes	Level 2	5,034	—	(2)	5,032
Commercial paper	Level 2	48,490	1	(1)	48,490
Marketable securities		83,510	1	(5)	83,506
Money market funds	Level 1	50,228	—	—	50,228
Total		$133,738	$1	$(5)	$133,734

As of June 30, 2022, all of the Company’s available-for-sale securities had contractual maturities within six months, and the weighted-average maturity of marketable securities was approximately four months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and six months ended June 30, 2022.

Available-for-sale debt securities with unrealized losses are summarized below:

	June 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$13,954	$(12)	$—	$—	$13,954	$(12)
Corporate notes	11,996	(20)	—	—	11,996	(20)
Commercial paper	19,607	(15)	—	—	19,607	(15)
Total	$45,557	$(47)	$—	$—	$45,557	$(47)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$19,991	$(2)	$—	$—	$19,991	$(2)
Corporate notes	5,031	(2)	—	—	5,031	(2)
Commercial paper	9,995	(1)	—	—	9,995	(1)
Total	$35,017	$(5)	$—	$—	$35,017	$(5)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of June 30, 2022.

As of June 30, 2022, the Company’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheets consisted of net unrealized gains (losses) on available-for-sale investments. For the three and six months ended June 30, 2022 and 2021, the Company did not sell any marketable securities.

7. Debt

See “Note 13. Subsequent Events” for information regarding the Company’s steps to repay all of its outstanding debt.

As of June 30, 2022, debt consisted of the following:

June 30,
(In thousands)	2022
9.5% Non-Recourse 2035 Notes:
Principal amount	$421,050
Less: 5% retained by the Company	(21,053)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(2,741)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,131)
396,125
3.25% Convertible 2023 Notes:
Principal amount	230,000
Unamortized debt issuance costs	(1,429)
228,571

Total debt	$624,696

9.5% Non-Recourse Notes Due 2035

On February 21, 2020, Theravance Biopharma R&D, Inc. (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC (the “Issuer II” or “Triple II”), a wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (“Note Purchase Agreements”) with certain note purchasers (“Note Purchasers”), relating to the private placement by Issuer II of $400.0 million 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”). Ninety-five percent of the Non-Recourse 2035 Notes were sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) were retained by the Company to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246). The Retained Notes were eliminated in the Company’s condensed consolidated financial statements.

The Non-Recourse 2035 Notes were secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in Theravance Respiratory Company, LLC (“TRC”). TRC holds the right to receive upward-tiering royalties ranging from 6.5% to 10% on worldwide net sales of TRELEGY, and, prior to July 20, 2022, the Company held an 85% economic interest in TRC. The Issuer II Class C Units represented 75% of the Company's 85% economic interest, which equated to 63.75% of the economic interests in TRC.

The source of principal and interest payments for the Non-Recourse 2035 Notes were the future royalty payments generated from the TRELEGY program, and as a result, the holders of the Non-Recourse 2035 Notes had no recourse against the Company even if the TRELEGY payments were insufficient to cover the principal and interest payments for the Non-Recourse 2035 Notes. Prior to and including the December 5, 2024 payment date, in the event that the distributions received by the Issuer II from TRC in a quarter were less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes increased by the interest shortfall amount for that quarter. While the holders of the Non-Recourse 2035 Notes had no recourse against the Company, the terms of the Non-Recourse 2035 Notes also provided that the Company, at its option, could satisfy the quarterly interest payment obligations by making a capital contribution to the Issuer II.

For the three and six months ended June 30, 2022, $2.7 million and $7.4 million, respectively, of net interest shortfall was added to the Non-Recourse 2035 Notes. As of June 30, 2022, the Non-Recourse 2035 Notes’ issuance-to-date net interest shortfall was $30.7 million and the issuance-to-date net principal paydown was $10.7 million.

The Non-Recourse 2035 Notes were not convertible into Company equity and had no security interest in nor rights under any agreement with GSK. The Non-Recourse 2035 Notes were redeemable by Issuer II on and after February 28, 2022, in whole or in part, at specified redemption premiums. The Non-Recourse 2035 Notes bore an annual interest rate of 9.5%, with interest and principal paid quarterly beginning June 5, 2020.

Issuer II redeemed the Non-Recourse 2035 Notes on July 20, 2022 and none of the Non-Recourse 2035 Notes currently remain outstanding. As of June 30, 2022, the net principal and estimated fair value of the Non-Recourse 2035 Notes were $400.0 million and $380.0 million, respectively. The inputs to determine fair value of the Non-Recourse 2035 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

3.25% Convertible Senior Notes Due 2023

The Company had $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) outstanding as of June 30, 2022. For each of the three and six months ended June 30, 2022 and 2021, the Company recognized $1.9 million and $3.7 million, respectively, in contractual interest expense related to the Convertible Senior 2023 Notes. For each of the three and six months ended June 30, 2022 and 2021, the Company recognized $0.3 million and $0.5 million, respectively, in amortization of debt issuance costs related to the Convertible Senior 2023 Notes. As of June 30, 2022, the Convertible Senior 2023 Notes had an estimated fair value of $210.5 million. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs as of June 30, 2022. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs. Level 2 inputs include quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

8. Leases

Dublin Lease

In April 2017, the Company leased approximately 6,100 square feet of office space in Dublin, Ireland, under a non-cancelable operating lease that expires in April 2027 (“Dublin Lease”). In May 2022, the Company entered into an agreement under which it assigned the Dublin Lease (“Lease Assignment”) to an unaffiliated company. The Company determined that the Lease Assignment would be accounted for as a lease modification under ASC 842, Leases. As a result of the lease modification, the Company reduced the value of its operating lease assets and liabilities in the consolidated balance sheets by $1.4 million and $1.5 million, respectively. Under the Lease Assignment, the Company sold furniture and equipment located in the Dublin office to the unaffiliated company and recognized a net loss of $0.1 million from the sale.

Following the completion of the Lease Assignment, in May 2022, the Company entered into a new operating lease agreement for approximately 700 square feet of office space in Dublin, Ireland, effective June 2022. The lease has a two year term ending in May 2024, and the Company may terminate the lease by providing three months prior written notice. Under the new lease, the Company will incur total base rent expense of approximately $0.4 million which is recognized on straight-line basis over the two year lease term.

South San Francisco Sublease

In June 2022, the Company entered into a non-cancelable agreement under which it subleased approximately 78,000 square feet of its South San Francisco office and laboratory space to an unaffiliated company. The sublease term continues through May 2030, consistent with the expiration of the Company’s head lease, and the subtenant has no option to extend the sublease. Under the terms of the sublease, the Company is entitled to receive an initial monthly base rent of $0.5 million which will be subject to annual increases of 3%, as well as the subtenant’s proportionate share of the property’s operating expenses. The Company expects to receive a total of $51.8 million in base rent over the sublease term which represents a $13.6 million premium over its proportionate lease payment obligations under the head lease. Under the terms of the head lease, 50% of the sublease premium, equal to $6.8 million, shall be shared with the landlord and 50% shall be retained by the Company. The Company recognizes the sublease income on a straight-line basis over the term of the sublease which is reflected as a reduction of R&D expense and selling, general and administrative expenses in the consolidated statements of operations. No lease modification was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the head lease.

Sublease income related to this sublease agreement, including base rent and certain sublease transaction cost reimbursements from the landlord, was $0.3 million for the three and six months ended June 30, 2022. The following table summarizes the future undiscounted cash inflows relating to the sublease agreement as of June 30, 2022:

(In thousands)
Year ending December 31:
2022	$3,562
2023	6,509
2024	6,509
2025	6,509
2026	6,509
Thereafter	22,241
Total operating sublease receipts	$51,839

9. Theravance Respiratory Company, LLC

See “Note 13. Subsequent Events” for information regarding the Company’s sale of its interest in TRC.

Through the Company’s 85% equity interest in TRC, the Company was entitled to receive an 85% economic interest in any future payments made by GSK under the strategic alliance agreement and under the portion of the collaboration agreement assigned to TRC (net of TRC expenses paid and the amount of cash, if any, expected to be used by TRC pursuant to the TRC LLC Agreement over the next four fiscal quarters). The primary drug program assigned to TRC is Trelegy.

In May 2014, the Company entered into the TRC LLC Agreement with Innoviva, Inc. (“Innoviva”) that governs the operation of TRC. Under the TRC LLC Agreement, Innoviva was the manager of TRC, and the business and affairs of TRC were managed exclusively by the manager, including (i) day to day management of the drug programs in accordance with the applicable GSK agreements; (ii) preparing an annual operating plan for TRC; and (iii) taking all actions necessary to ensure that the formation, structure and operation of TRC complies with applicable law and partner agreements. The Company was responsible for its proportionate share of TRC’s administrative expenses incurred, and communicated to the Company, by Innoviva.

The Company analyzed its ownership, contractual and other interests in TRC to determine if it was a variable-interest entity (“VIE”), whether the Company had a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC was a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it is the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it was not the primary beneficiary of TRC, and, as a result, the Company does not consolidate TRC in its condensed consolidated financial statements. The Company’s maximum exposure to loss, as a result of its involvement with TRC, were the amounts recorded in the condensed consolidated balance sheets within “Equity in net assets of TRC, LLC”, as noted below. TRC was recognized in the Company’s condensed consolidated financial statements under the equity method of accounting.

For the three and six months ended June 30, 2022, the Company recognized net royalty income of $28.1 million and $53.2 million, respectively, in the condensed consolidated statements of operations within “Income from investment in TRC, LLC”. These amounts were recorded net of the Company’s share of (i) TRC’s expenses of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively, and (ii) net unrealized losses of $8.1 million and $7.7 million for the three and six months ended June 30, 2022, respectively, which were associated with the estimated fair market value of certain equity investments previously made by TRC.

For the three and six months ended June 30, 2021, the Company recognized net royalty income of $21.9 million and $38.5 million, respectively. These amounts were recorded net of the Company’s share of TRC’s expenses of $0.3 million and $3.1 million for the three and six months ended June 30, 2021 and were primarily comprised of TRC legal and related fees associated with previous arbitration proceedings between Innoviva, as the manager of TRC, and TRC and the Company.

For the three and six months ended June 30, 2022, the Company received $9.5 million and $16.1 million, respectively, from TRC related to TRELEGY royalties. The Company has also recorded $148.3 million as a long-term asset within “Equity in net assets of TRC, LLC” in the condensed consolidated balance sheets, which represented its share of TRC’s net assets.

TRC’s summarized income statement information is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Royalty revenue and gross profit	$42,720	$26,386	$72,029	$48,470
Income from continuing operations	42,581	26,050	71,693	44,853
Net income	33,091	25,796	62,632	44,116

10. Share-Based Compensation

Performance-Contingent Awards

The Company periodically grants performance-contingent share-based awards to employees. For the three and six months ended June 30, 2022, the Company recognized $0.1 million and $0.2 million, respectively, of share-based compensation expense related to these types of awards. As of June 30, 2022, there were 305,000 shares of performance-contingent restricted share units (“RSUs”) outstanding that have a maximum remaining share-based compensation expense of $2.5 million with performance expiration dates through December 2025. For the three and six months ended June 30, 2021, the Company recognized $0.1 million and $0.6 million, respectively, of share-based compensation expense related to performance-contingent share-based awards.

Share-Based Compensation Modification Due to Corporate Restructuring

As a result of the Company’s corporate restructuring announcement in September 2021 (see “Note 12. Corporate Restructuring Update”), the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the restructuring. The Company accounted for this acceleration as a Type III modification (improbable to probable) which resulted in a fair value of $2.5 million, as of the modification date, that was recorded in “Restructuring and related expenses” within the condensed consolidated statements of operations. The total cumulative compensation cost previously recognized for these awards of $0.8 million within “Research and development” and “Selling, general and administrative” through the modification date, was reversed. The acceleration resulted in net incremental share-

based compensation expenses of $0.4 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and impacted approximately 45 terminated employees who met the conditions of the acceleration and departed the Company in the first half of 2022.

11. Income Taxes

For the three months ended June 30, 2022, the Company recognized an income tax benefit of $5,000, and for the six months ended June 30, 2022, the Company recognized an income tax expense of $0.5 million. The income tax expense for the three months ended June 30, 2022 was primarily attributed to the Company’s estimate of contingent liabilities for uncertain tax positions taken with respect to transfer pricing for the reporting period. No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries as the Company considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of June 30, 2022, the Company’s deferred tax assets were offset in full by a valuation allowance.

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

The Company was recently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. On July 21, 2022, the IRS informed the Company that the examination was completed and no adjustments to its 2018 tax return were necessary.

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

12. Corporate Restructuring Update

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

For the three and six months ended June 30, 2022, the Company incurred Restructuring and related expenses of $1.6 million and $10.9 million, respectively, of which $0.4 million and $5.1 million were related to R&D expenses and $1.2 million and $5.8 million were related to selling, general and administrative expenses, respectively. Of the total $1.6 million recognized for the three months ended June 30, 2022, cash-related expenses were $1.2 million and non-cash expenses were $0.4 million which were primarily related to the modification of equity-based awards for employees affected by the Restructuring and certain related awards for other employees. Of the total $10.9 million recognized for the six months ended June 30, 2022, cash-related expenses were $6.0 million and non-cash expenses were $4.9 million which were also primarily related to the modification of equity-based awards for employees affected by the Restructuring and certain related awards for other employees.

Since the Restructuring announcement in September 2021, the Company has incurred total Restructuring and related expenses of $31.1 million of which $15.7 million was related to R&D expenses and $15.4 million was related to selling, general and administrative expenses. Of the total $31.1 million, cash-related expenses were $17.6 million and non-cash expenses were $13.5 million, which were primarily related to the modification of equity-based awards.

The Company estimates that it will incur total Restructuring and related expenses of approximately $31.9 million comprised of $17.6 million in cash expenses and $14.3 million in non-cash expenses. These expenses are primarily comprised of severance and other related costs which are being recognized ratably over the future service period. Based on the above estimate, approximately 97% of the total estimated Restructuring and related expenses have been recognized by the Company from September 2021 through June 2022.

Selected information relating to accrued cash-related Restructuring expenses was as follows:

(In thousands)
Balance at December 31, 2021	$9,550
Net accruals	6,275
Cash paid	(15,233)
Balance at June 30, 2022	$592

The Company expects to recognize the remaining Restructuring and related expenses of approximately $0.8 million in the third quarter of 2022. The remaining Restructuring and related expense estimate is comprised of non-cash expenses and is subject to a number of assumptions, and the actual amount may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

The Company also evaluated the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of June 30, 2022, and it has not recognized any impairment charges related to its long-lived assets since the Restructuring announcement.

13. Subsequent Events

Sale of Theravance Respiratory Company, LLC

On July 20, 2022, the Company completed the sale of its 2,125 Class B Units and 6,375 Class C Units (collectively, the “Issuer II Class C Units”) of TRC to Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), pursuant to the Equity Purchase and Funding Agreement, dated as of July 13, 2022 (including the schedules and exhibits thereto, the “Purchase Agreement”), by and between the Company and Royalty Pharma (collectively with the other transactions contemplated by the Purchase Agreement, the “Transaction”). The Issuer II Class C Units represent the right to receive 85% of the royalty payments on worldwide net sales of Assigned Collaboration Products (as defined in the Purchase Agreement) pursuant to the terms of that certain Collaboration Agreement, dated as of November 14, 2002, by and between Innoviva, Inc. (formerly known as Theravance, Inc.), a Delaware corporation (“Innoviva”), and Glaxo Group Limited, a private company limited by shares registered under the laws of England and Wales (“GSK”) (as amended, the “Collaboration Agreement”).

At the closing of the sale of the Issuer II Class C Units and the other transactions contemplated by the Purchase Agreement (the “Closing”), the Company received approximately $1.1 billion in cash. From and after January 1, 2023, for any calendar year starting with the year ending December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for the Assigned Collaboration Products being met, Royalty Pharma is obligated to make certain cash payments to the Company (the “Milestone Payments”), which are not to exceed $250.0 million in aggregate. Additionally, the Company will receive from Royalty Pharma 85% of the royalty payments on the Assigned Collaboration Products payable (a) for sales or other activities occurring on and after January 1, 2031 related to the Assigned Collaboration Products in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to the Assigned Collaboration Products outside of the US.

The Purchase Agreement contains customary representations and warranties of the Company and Royalty Pharma, including with respect to organization, authorization, intellectual property matters and tax matters, and certain covenants with respect to confidentiality, taxes and actions and conduct relating to preservation of TRC prior to the Closing. The Company and Royalty Pharma will each indemnify the other against damages arising from breaches of representations, warranties and covenants under the Purchase Agreement.

Effective as of the Closing, the Company consented to certain amendments to the Collaboration Agreement and the Extension Agreement, dated as of March 3, 2014, by and between the Company and GSK, as well as the termination of the Master Agreement, dated as of March 3, 2014, by and between Innoviva, the Company and GSK, and further released Innoviva, Innoviva TRC Holdings LLC, a Delaware limited liability company, Royalty Pharma and TRC for claims relating to TRC or the ownership of TRC by the Company or Innoviva prior to the Closing.

Ampreloxetine Funding

In connection with the Transaction, the Company also received an additional $25.0 million in cash in exchange for certain royalty rights to ampreloxetine, and is entitled to receive an additional $15.0 million upon the first regulatory approval of any pharmaceutical product that contains ampreloxetine as an active pharmaceutical ingredient by either (a) the US Food and Drug Administration or (b) the first of (i) the European Medicines Agency or (ii) all four of Germany, France, Italy and Spain. In exchange for the Ampreloxetine Purchase Price, the Company will make quarterly royalty payments to Royalty Pharma equal to the amount of Ampreloxetine Net Sales (as defined in the Purchase Agreement) recognized during the applicable quarter multiplied by 2.5% for the first $500.0 million in Ampreloxetine Net Sales and 4.5% for Ampreloxetine Net Sales in excess of $500.0 million. These royalty payments from the Company to Royalty Pharma will continue until, on a country by country and product by product basis, the later of (a) the expiration of all valid and enforceable claims of any patent, or pending claim of a good faith patent application during the five (5) years from the initial filing of such application, that cover the applicable ampreloxetine product or the manufacture or use thereof in the applicable country and (b) the expiration of regulatory exclusivity granted by the FDA or equivalent organization in the applicable country.

For the three and six months ended June 30, 2022, the Company incurred $3.8 million and $5.1 million, respectively, in legal expenses related to the Transaction.

Repayment of Debt

Immediately after announcing the Transaction, the Company initiated a multi-step process to eliminate its outstanding debt. The first step of the process was the repayment of the Company’s Non-Recourse 2035 Notes for approximately $420.0 million, which was completed on July 20, 2022. On July 26, 2022, the Company initiated the second step of the process by launching a tender offer to retire $230.0 million in principal amount of the Company's 2023 Convertible Senior Notes, at par, that is expected to be completed in August 2022.

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

Management Overview

Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the discovery, development, and commercialization of medicines. Our core purpose is to create medicines that make a difference® in people's lives.

In pursuit of our purpose, we leverage decades of expertise which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our pipeline of internally discovered programs is targeted to address significant unmet patient needs.

Sale of Theravance Respiratory Company, LLC

On July 20, 2022, we completed the sale of all of our Issuer II Class C Units in Theravance Respiratory Company, LLC (“TRC”) representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma (NASDAQ: RPRX) for over $1.5 billion in potential total value (the “TRELEGY Royalty Transaction”). The TRELEGY Royalty Transaction is intended to provide us near-, mid- and long-term value with (i) an upfront cash payment of approximately $1.1 billion received on July 20, 2022, (ii) up to $250.0 million in additional milestone payments contingent on the achievement of certain TRELEGY net sales thresholds between 2023 and 2026 and (iii) outer year royalties to us providing an opportunity to receive an estimated net present value (“NPV”) of approximately $200.0 million.

Immediately after announcing the TRELEGY Royalty Transaction, we initiated a multi-step process to eliminate our outstanding debt and return capital to shareholders. The first step in this process was the repayment of our non-recourse TRELEGY notes for approximately $420.0 million, which was completed on July 20, 2022. On July 26, 2022, we initiated the second step of the process by launching a tender offer to retire $230.0 million in principal amount of our 3.25% Convertible Senior Notes Due 2023, at par, that is expected to be completed in August 2022. After paying down the debt, estimated taxes and transaction expenses, we estimate having approximately $430.0 million of cash on our balance sheet. Following the completion of the debt paydown, we intend to finalize a plan to return capital to shareholders.

At the completion of this process, we expect to have a streamlined balance sheet with no long-term debt. We anticipate that we will approach breakeven cash flow from operations in the second half of 2022, driven by disciplined spending throughout the Company and the growth of YUPELRI.

Corporate Restructuring Update

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

Since the Restructuring was announced, we have incurred $31.1 million in Restructuring and related expenses through the second quarter of 2022 (equal to approximately 97% of the estimated total expenses), and we expect to recognize remaining Restructuring and related expense of approximately $0.8 million in the third quarter of 2022. The remaining Restructuring expense estimate is comprised of non-cash expenses and is subject to a number of assumptions, and the actual amount may differ.

As a result of the Restructuring and reduction in workforce, in May 2022, we assigned our Dublin, Ireland, office lease to an unaffiliated company and moved into a smaller office in Dublin, which we estimate will result in approximately $1.4 million cumulative cash savings through March 2027, or approximately $0.3 million annually. In addition, in June 2022, we subleased approximately 78,000 square feet of our South San Francisco office and laboratory space to an unaffiliated company. As a result of the sublease, we expect to realize cumulative cash savings of approximately $52.7 million through May 2030, or approximately $6.7 million annually.

Ongoing Impact of COVID-19 Pandemic

The effects of the COVID-19 pandemic and the related actions by governmental and health authorities, companies, and individuals around the world in an attempt to reduce the spread of the virus (including new variants of COVID-19) continue to present a substantial public health and economic challenge and are affecting our employees, patients, communities, clinical trial sites, suppliers, business partners and business operations. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including revenue, expenses, clinical trials and research and development costs, will depend on future developments that are highly uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, ongoing spread of the disease across the US and the globe, and the actions taken to contain or treat the disease, including vaccine availability, distribution, acceptance and effectiveness.

As part of our response to the ongoing COVID-19 pandemic, we have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities, companies, and individuals to address the COVID-19 pandemic. We expect to continue to implement measures as may be required or recommended by governmental authorities or as we determine are in the best interests of our employees, clinical trial sites and participants, the patients we serve, and other stakeholders in light of COVID-19.

Core Program Highlights

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

Under the terms of the Viatris Development and Commercialization Agreement, as of June 30, 2022, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

Since March 2020, YUPELRI’s growth trajectory has been impacted by the COVID-19 respiratory pandemic. However, in late 2021, we began to observe a return to growth in YUPELRI sales. We continue to monitor external factors that are associated with the current healthcare market which may be impacting demand for YUPELRI due to the ongoing pandemic, including the return of customer orders to pre-pandemic utilization levels and the duration of use. Although pandemic restrictions have receded in many regions at this time, we are not able to predict with certainty the ultimate enduring disruptive impact of the ongoing pandemic on YUPELRI sales, and it is possible the pandemic may continue to put downward pressure on our sales. As a result, sales volatility may continue throughout 2022. As we have throughout the pandemic, we will continue to track key performance metrics to gauge success in continuing to grow market adoption, including formulary inclusion success and the various aspects of market access. We and Viatris continue to supply YUPELRI to our patients and currently do not anticipate any interruptions in supply.

In August 2021, we announced that in collaboration with our partner Viatris, we were initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either YUPELRI delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients and is intended to possibly support promotional efforts for YUPELRI, which would aid the capture of more of YUPELRI’s addressable market and further strengthen its competitive advantage. We pay 35% of the Phase 4 study costs, and Viatris pays 65% of the study costs. In January 2022, we announced the enrollment of the first patient in the Phase 4 study.

Ampreloxetine (TD-9855)

Ampreloxetine is an investigational, once-daily norepinephrine reuptake inhibitor (“NRI”) that we are developing for the treatment of patients with symptomatic neurogenic orthostatic hypotension (“nOH”). nOH is caused by primary autonomic failure conditions and the majority of patients with Multiple System Atrophy (“MSA”) experience symptoms of nOH. Ampreloxetine has high affinity for binding to the norepinephrine (“NE”) transporter. By blocking the action of the NE transporter, ampreloxetine causes an increase in extracellular concentrations of norepinephrine. Ampreloxetine is wholly owned by Theravance Biopharma.

Based on positive results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in study in early 2019. The Phase 3 program consisted of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of patient response of ampreloxetine. The third, non-pivotal study (OAK), was designed to allow patients who completed REDWOOD to have continued access to ampreloxetine for up to three and half years.

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

In April 2022, we reported that the REDWOOD Phase 3 clinical study’s primary endpoint was not statistically significant for the overall population of patients which included patients with Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and MSA. The pre-specified subgroup analysis by disease type suggests the benefit seen in patients receiving ampreloxetine was largely driven by MSA patients. The benefit to MSA patients in the study was observed in multiple endpoints including Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite, Orthostatic Hypotension Daily Activities Scale (“OHDAS”) composite, Orthostatic Hypotension Questionnaire (“OHQ”) composite and OHSA #1. Throughout the study, there was no indication of worsening of supine hypertension based on 24-hour monitoring. Data suggest that ampreloxetine was well-tolerated and no new safety signals were identified.

We recently held a Type C meeting with the FDA. From this meeting, we aligned on a path to an NDA filing with one additional Phase 3 clinical study in MSA patients with symptomatic nOH. We expect this additional Phase 3 study to begin enrolling as early as the first quarter of 2023, and we expect to see efficiencies related to enrollment time and overall R&D expenditures.

On July 13, 2022, in conjunction with the TRELEGY Royalty Transaction, Royalty Pharma agreed to invest up to $40.0 million to advance the development of ampreloxetine in MSA in exchange for unsecured low single-digit royalties. Royalty Pharma’s $40.0 million investment in ampreloxetine includes a $25.0 million upfront payment and an additional $15.0 million payment upon the first regulatory approval of ampreloxetine. We anticipate that the $25.0 million upfront investment in ampreloxetine will fund the majority of the Phase 3 study costs. In exchange, Royalty Pharma will receive future unsecured royalties of 2.5% on annual global net sales up to $500.0 million and 4.5% on annual global net sales over $500.0 million. On July 20, 2022, the TRELEGY Royalty Transaction was completed, and we received $25.0 million in cash from Royalty Pharma related to ampreloxetine royalty rights.

Lung-selective, Nebulized Pan-Janus Kinase (JAK) Inhibitor (Nezulcitinib)

Nezulcitinib is our nebulized, lung-selective JAK inhibitor in development for the treatment of acute and chronic lung diseases and is our most advanced respiratory clinical candidate. At the start of the COVID-19 pandemic, we quickly progressed nezulcitinib from the research stage to the clinical stage to assess its impact on inflammation of the lung. We released top-line results from a 200 patient Phase 2 COVID-19 study with nezulcitinib in June 2021. Subsequently, we have returned to the research stage to complete preclinical experiments in support of indication selection.

Other Asset Highlights

Mid- and Long-Term Economic Interest in GSK-Partnered Respiratory Programs

On July 20, 2022, we completed the sale of all of our Issuer II Class C Units in TRC representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY ELLIPTA ("TRELEGY") to Royalty Pharma (NASDAQ: RPRX) for over $1.5 billion in potential total value (the “TRELEGY Royalty Transaction”). At the closing of the sale of the Issuer II Class C Units and the other transactions contemplated by the Purchase Agreement (the “Closing”), we received approximately $1.1 billion in cash.

From and after January 1, 2023, for any calendar year starting with the year ending December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for the Assigned Collaboration Products (as defined in the Purchase Agreement) being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payments”), which may total $250.0 million in the aggregate. The first Milestone Payment, of $50.0 million, will be triggered if Royalty Pharma receives $240.0 million or more in royalty payments from GSK with respect to 2023 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales reach approximately $2.863 billion. Royalties payable from GSK to Royalty Pharma are upward-tiering from 6.5% to 10%.

Additionally, we will receive from Royalty Pharma 85% of the royalty payments on the Assigned Collaboration Products payable (a) for sales or other activities occurring on and after January 1, 2031 related to the Assigned Collaboration Products in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to the Assigned Collaboration Products outside of the US, which provide us the opportunity to receive an estimated net present value (“NPV”) of approximately $200.0 million. US TRELEGY royalties payable to us by GSK are expected to end in late 2032 and ex-US royalties are expected to end in mid-2030s and are country specific.

TRELEGY (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

The following information regarding the TRELEGY program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US, European Union (“EU”), and other countries for the long-term, once-daily, maintenance treatment of patients with COPD. Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK has obtained approval for the asthma indication in ten additional markets. TRELEGY is currently expected to generate global peak sales of $3.4 billion annually according to consensus estimates. Over the past three years, TRELEGY has shown substantial growth, with global net sales increasing from $663 million in 2019 to $1.1 billion in 2020 and to $1.7 billion in 2021.

See “Risk Factors—We do not control the commercialization of TRELEGY; accordingly, our receipt of Milestone Payments and receipt of the value we currently anticipate from the Outer Years Royalty will depend on, among other factors, GSK’s ability to further commercialize TRELEGY” for additional information.

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

Skin-selective Pan-JAK inhibitor Program

In December 2019, we entered into a global license agreement with Pfizer Inc. (“Pfizer”) for our preclinical skin-selective, locally acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

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

As of June 30, 2022, we are eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, we are eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

Velusetrag (TD-5108)

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor.

Alfasigma S.p.A. Collaboration

In 2012, we partnered with Alfasigma S.p.A. (“Alfasigma”) in the development of velusetrag and its commercialization in certain countries. In April 2018, Alfasigma exercised its option to continue to develop and commercialize velusetrag, and we elected not to pursue further development. Global rights to develop, manufacture and commercialize velusetrag were transferred to Alfasigma under the terms of the collaboration arrangement.

On June 30, 2022, we entered into an Asset Purchase Agreement (“APA”) to sell all of our velusetrag assets to Alfasigma. In connection with the closing of the transaction, Alfasigma acquired, among other things, (i) intellectual property and (ii) books and records, related to velusetrag. As consideration for the velusetrag sale, we received $2.8 million in cash in July 2022, and pursuant to the terms of the APA, we are eligible to receive future developmental and sales milestones totaling up to $105.0 million. In the second quarter 2022, we recognized a net gain of approximately $2.7 million related to the sale of velusetrag.

Research Projects

We have streamlined and narrowed our R&D focus with disciplined spending on the projects with the highest potential value. Our enhanced focus is on near-term value opportunities which include driving YUPELRI growth, initiating a new FDA-aligned ampreloxetine Phase 3 study, and maximizing the value of our pipeline assets.

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

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Viatris collaboration agreement	$10,878	$10,934	$(56)	(1)%	$21,565	$21,319	$246	1%
Collaboration revenue	172	1,980	(1,808)	(91)	181	5,852	(5,671)	(97)
Licensing revenue	—	—	—	—	2,500	—	2,500	NM
Total revenue	$11,050	$12,914	$(1,864)	(14)%	$24,246	$27,171	$(3,171)	(12)%

NM: Not Meaningful

Revenue from the Viatris collaboration agreement for YUPELRI was relatively unchanged for the three and six months ended June 30, 2022, compared to the same periods in 2021 and represented the receivables due from Viatris during the periods. However, the implied net sales of $17.2 million for the current quarter was an all-time high and led to our highest quarterly profit for YUPELRI since its launch in late 2018. In the second quarter of 2022, YUPELRI continued to increase its share of the long-acting nebulized COPD market and continued to be profitable for us on a brand basis. In addition to continued market share gains, year-over-year implied net sales for YUPELRI increased by 17% in the second quarter of 2022 compared to the same period in 2021.

While Viatris records the total net sales of YUPELRI within its own financial statements, Viatris collaboration agreement revenue in our financial statements includes our implied 35% share of net sales of YUPELRI of $17.2 million and $32.5 million for the three and six months ended June 30, 2022, respectively, which represented a 17% and 18% increase over the respective comparable periods in 2021. However, under applicable accounting guidance, our Viatris collaboration agreement revenue was relatively flat for the three and six months ended June 30, 2022, due to lower costs incurred by us as a result of the Restructuring, which improved YUPELRI profitability, but lowered Viatris collaboration agreement revenue. Additionally, there was higher costs incurred by Viatris during the second quarter of 2022, which also reduced our Viatris collaboration agreement revenue.

Other collaboration revenue decreased by $1.8 million and $5.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to the recognition of the remaining non-cash Janssen collaboration revenue in the fourth quarter of 2021 resulting from the planned close-out of the izencitinib program.

Licensing revenue increased by $2.5 million for the six months ended June 30, 2022, compared to the same period in 2021. The $2.5 million recognized in the first half 2022 was due to a development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Employee-related	$3,968	$14,438	$(10,470)	(73)%	$10,231	$32,015	$(21,784)	(68)%
Share-based compensation	3,556	7,315	(3,759)	(51)	8,086	15,236	(7,150)	(47)
External-related	4,784	21,326	(16,542)	(78)	12,030	54,857	(42,827)	(78)
Facilities, depreciation and other allocated expenses	3,263	8,014	(4,751)	(59)	8,477	16,584	(8,107)	(49)
Total research & development	$15,571	$51,093	$(35,522)	(70)%	$38,824	$118,692	$(79,868)	(67)%

R&D expenses decreased by $35.5 million and $79.9 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, and the decreases were across all R&D categories. External-related expenses decreased by $16.5 million and $42.8 million for the three and six months ended June 30, 2022, respectively, and were the largest contributor to the total R&D expense decreases. The decreases in external-related expenses were primarily due to the completion, or near completion, of expenses related to the izencitinib and ampreloxetine programs. The decreases across the remaining R&D categories were primarily related to the Restructuring announced in September 2021 which included significant reductions in employee-related expenses of $10.5 million and $21.8 million for the three and six months ended June 30, 2022, respectively. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.5 million and $3.1 million for three and six months ended June 30, 2022, respectively, and $1.3 million and $2.7 million for the three and six months ended June 30, 2021, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative	$16,986	$25,931	$(8,945)	(34)%	$34,828	$56,481	$(21,653)	(38)%

Selling, general and administrative expenses decreased by $8.9 million and $21.7 million for the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily attributed to a $6.6 million and $14.0 million reduction in employee-related expenses and a $1.9 million and $5.2 million reduction in external-related expenses for the three and six months ended June 30, 2022, respectively. These decreases were primarily due to the Restructuring. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $5.8 million and $11.3 million for the three and six months ended June 30, 2022, respectively, and $7.6 million and $15.5 million for the three and six months ended June 30, 2021, respectively.

As a result of our Restructuring and reduction in workforce, in May 2022, we assigned our Dublin, Ireland, office lease to an unaffiliated company and moved into a smaller office in Dublin, which we estimate will result in approximately $1.4 million cumulative cash savings through March 2027, or approximately $0.3 million annually. In addition, in June 2022, we subleased approximately 78,000 square feet of our South San Francisco office and laboratory space to an unaffiliated company. As a result of the sublease, we expect to realize cumulative cash savings of approximately $52.7 million through May 2030, or approximately $6.7 million annually.

Transaction-Related Legal Expenses

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%		2022	2021	$	%
Transaction-related legal expenses	$3,778	$—	$3,778	NM	%	$5,057	$—	$5,057	NM	%

NM: Not Meaningful

Transaction-related legal expenses were $3.8 million and $5.1 million for the three and six months ended June 30, 2022, respectively, and were related to the TRELEGY Royalty Transaction and the ampreloxetine investment that was announced on July 13, 2022.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%		2022	2021	$	%
Restructuring and related expenses	$1,235	$—	$1,235	NM	%	$6,042	$—	$6,042	NM	%
Share-based compensation expense (Non-cash)	359	—	359	NM		4,876	—	4,876	NM
Total restructuring and related expenses	$1,594	$—	$1,594	NM	%	$10,918	$—	$10,918	NM	%

NM: Not Meaningful

The Restructuring and related expenses were primarily comprised of one-time severance payments, employee-related separation costs, retention costs, and other Restructuring-related expenses. Of the total $1.6 million and $10.9 million in Restructuring and related expenses for the three and six months ended June 30, 2022, respectively, $0.4 million and $5.1 million, respectively, were related to R&D expenses and $1.2 million and $5.8 million, respectively, were related to selling, general and administrative expenses. The $1.6 million and $10.9 million for the three and six months ended June 30, 2022, respectively, also included non-cash charges of $0.4 million and $4.9 million, respectively, which were primarily related to the modification of equity awards for employees affected by the Restructuring and certain related awards for other employees.

We estimate that we will incur total cumulative Restructuring and related expenses of approximately $31.9 million comprised of $17.6 million in cash expenses associated with employee termination benefits and related costs and $14.3 million in non-cash expenses relating to the acceleration of equity-awards for employees affected by the Restructuring. We expect to recognize the remaining approximate $0.8 million in Restructuring and related expenses in the third quarter of 2022. The remaining Restructuring expense estimate is comprised of non-cash expenses and is subject to a number of assumptions, and the actual amount may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

Income from Investment in TRC, LLC

Income from investment in TRC, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Income from investment in TRC, LLC	$28,127	$21,926	$6,201	28%	$53,237	$38,473	$14,764	38%

The income from investment in TRC represented our share of the royalty payments from GSK to TRC on the net sales of TRELEGY (net of our share of TRC expenses paid).

Income from investment in TRC increased by $6.2 million and $14.8 million for the three and six months ended June 30, 2022, respectively, compared to the same period in 2021. The TRC income for the three and six months ended June 30, 2022, was recorded net of (i) our share of TRC expenses of $0.1 million and $0.3 million, respectively, and (ii) our share of unrealized losses of $8.1 million and $7.7 million, respectively, related to the estimated fair market value of certain equity investments previously made by TRC.

In connection with the issuance of our $380.0 million net principal amount Non-Recourse 2035 Notes in February 2020, 75% of the income from our investment in TRC is available only for payment of the Non-Recourse 2035 Notes and is not available to pay other creditor obligations or claims. As a result of the TRELEGY Royalty Transaction, on July 20, 2022, we completed the repayment of the Non-Recourse 2035 Notes in full.

Interest Expense

Interest expense primarily consisted of interest payments due on the Non-Recourse 2035 Notes and the Convertible Senior 2023 Notes, as well as the amortization of the associated debt issuance costs. Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
9.5% Non-recourse notes due 2035	$(9,747)	$(9,475)	$(272)	3%	$(19,265)	$(19,211)	$(54)	0%
3.25% Convertible senior notes due 2023	(2,137)	(2,137)	—	—	(4,274)	(4,274)	—	—
Total interest expense	$(11,884)	$(11,612)	$(272)	2%	$(23,539)	$(23,485)	$(54)	0%

Interest expense was $11.9 million and $23.5 million for the three and six months ended June 30, 2022 and was relatively unchanged compared to the same periods in 2021.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Interest income and other income (expense), net	$2,440	$1,171	$1,269	108%	$2,065	$937	$1,128	120%

Interest income and other income (expense), net, increased by $1.3 million and $1.1 million for the three and six months ended June 30, 2022, respectively. The increases were primarily due to the sale of velusetrag to Alfasigma in June 2022 which resulted in a net gain of approximately $2.7 million. The gain from the velusetrag sale was partially offset by foreign currency losses.

Provision for Income Tax Benefit (Expense)

The provision for income tax benefit (expense0, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Provision for income tax benefit (expense)	$5	$220	$(215)	(98)%	$(519)	$(7)	$(512)	7,314%

For the six months ended June 30, 2022, the provision for income tax expense increased by $0.5 million compared to the same period in 2021. Although we incurred operating losses on a consolidated basis, the provision for income taxes was due to the uncertain tax position taken with respect to transfer pricing. Our provision for income tax expense differs from the expected statutory rate due to the valuation allowance on the deferred tax assets.

We were recently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. On July 21, 2022, the IRS informed us that the examination was completed and no adjustments to our 2018 tax return were necessary.

Liquidity and Capital Resources

As of June 30, 2022, we had approximately $132.9 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash). In the past, we have financed our operations primarily through public offerings of equity securities, private placements of equity and debt, revenue from collaboration and licensing arrangements and, to a lesser extent, revenue from product sales.

Sale of Theravance Respiratory Company, LLC

On July 20, 2022, we completed the sale of all of our Issuer II Class C Units in TRC representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY ELLIPTA ("TRELEGY") to Royalty Pharma for over $1.5 billion in potential total value (the “TRELEGY Royalty Transaction”). The TRELEGY Royalty Transaction is intended to provide us near-, mid- and long-term value with (i) an upfront cash payment of approximately $1.1 billion received on July 20, 2022, (ii) up to $250.0 million in additional milestone payments contingent on the achievement of certain TRELEGY net sales thresholds between 2023 and 2026 and (iii) outer year royalties to us providing an opportunity to receive an estimated net present value (“NPV”) of approximately $200.0 million.

Immediately after announcing the TRELEGY Royalty Transaction, we initiated a multi-step process to eliminate our outstanding debt and return capital to shareholders. The first step in this process was the repayment of our non-recourse TRELEGY notes for approximately $420.0 million, which was completed on July 20, 2022. On July 26, 2022, we initiated the second step of the process by launching a tender offer to retire $230.0 million in principal amount of our 2023 Convertible Senior Notes, at par, that is expected to be completed in August 2022. After paying down the debt, estimated taxes and transaction expenses, we estimate having approximately $430.0 million of cash on our balance sheet. Following the completion of the debt paydown, we intend to finalize a plan to return capital to shareholders.

At the completion of this process, we expect to have a streamlined balance sheet with no long-term debt. We anticipate that we will approach breakeven cash flow from operations in the second half of 2022, driven by disciplined spending throughout the Company and the growth of YUPELRI.

Corporate Restructuring Update

As previously announced in September 2021, our board of directors approved a corporate restructuring plan (the “Restructuring”) to focus our resources on our most promising respiratory programs and reduce the size of the Company in order to maximize shareholder value. We executed the plan and reduced headcount by approximately 75% by the end of February 2022.

Since the Restructuring was announced, we have incurred $31.1 million in Restructuring and related expenses through the second quarter of 2022 (equal to approximately 97% of the estimated total expenses), and we expect to recognize remaining Restructuring and related expenses of approximately $0.8 million in the third quarter of 2022. The remaining Restructuring expense estimate is comprised on non-cash expenses and is subject to a number of assumptions, and the actual amount may differ.

Despite the expected expense savings from the Restructuring, we may continue to incur net losses over the next several years due to several factors, including but not limited to, the loss of future income as a result of the TRELEGY Royalty Transaction and expenditures relating to our drug discovery and commercialization efforts. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the COVID-19 pandemic, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of our approved product, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts, and as a result of the TRELEGY Royalty Transaction, we expect to have sufficient cash to fund our operations for the foreseeable future and a balance sheet with no long-term debt.

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021	Change
Net cash used in operating activities	$(40,799)	$(119,978)	$79,180
Net cash provided by investing activities	39,439	149,463	(110,025)
Net cash (used in) provided by financing activities	(1,308)	93,997	(95,305)

Net cash flows used in operating activities

Net cash used in operating activities was $40.8 million for the six months ended June 30, 2022, consisting of a net loss of $34.1 million, a net decrease in cash resulting from adjustments for non-cash and other reconciling items of $4.8 million and a net decrease in cash resulting from changes in operating assets and liabilities of $1.9 million.

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

Net cash flows provided by investing activities

Net cash provided by investing activities was $39.4 million for the six months ended June 30, 2022, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $37.9 million and cash inflows from the sale property and equipment of $1.9 million.

Net cash provided by investing activities was $149.5 million for the six months ended June 30, 2021, consisting of cash inflows from the net purchase and maturities of marketable securities of $151.4 million and partially offset by $1.9 million used for the purchase of property and equipment.

Net cash flows (used in) provided by financing activities

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2022, consisting of $1.8 million in cash outflows used for the repurchase of shares to satisfy tax withholding obligations and partially offset by $0.5 million in cash inflows related to proceeds from our employee share purchase plan (“ESPP”).

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2022. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Performance-Contingent Awards

We periodically grant performance-contingent awards to our employees. For the three and six months ended June 30, 2022, we recognized $0.1 million and $0.2 million, respectively, of aggregate share-based compensation expense related to these types of awards. In addition, for the six months ended June 30, 2022, we recognized $0.1 million in cash bonus expense related to these types of awards. There were no performance-contingent cash bonus expenses recognized in the three months ended June 30, 2022. As of June 30, 2022, the maximum remaining expense related to outstanding performance-contingent share-based awards was $2.5 million which had performance expiration dates through December 2025, and the maximum remaining expense related to outstanding performance-contingent cash awards was $0.3 million which had performance expiration dates through December 2022.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of June 30, 2022, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We may never achieve or sustain profitability;

●	If YUPELRI does not continue to be accepted by physicians, patients, third-party payors, or the medical community in general, we may not receive significant additional revenues from sales of this product;

●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;

●	Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned;

●	Our ongoing drug discovery and development efforts might not generate additional successful product candidates or approvable drugs;

●	We do not control the commercialization of TRELEGY; accordingly our receipt of Milestone Payments and receipt of the value we currently anticipate from the Outer Years Royalty will depend on, among other factors, GSK’s ability to further commercialize TRELEGY; and

●	If there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not receive Milestone Payments or the revenue we expect from the Outer Years Royalty, which would harm our business and could cause the price of our securities to fall.

RISKS RELATING TO THE COMPANY

We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We anticipate that we will approach breakeven cash flow from operations in the second half of 2022; however, we may never generate sufficient revenue to achieve profitability. Despite ongoing expected expense savings from the Restructuring, we may continue to incur net losses over the next several years due to expenditures relating to our continuing drug discovery efforts and preclinical and clinical development of our current product candidates. During the three and six months ended June 30, 2022 and years ended December 31, 2021 and 2020, we recognized net losses of $8.2 million, $34.1 million, $199.4 million and $278.0 million, respectively, which are reflected in the shareholders’ deficit on our condensed consolidated balance sheets. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $1.8 billion as of June 30, 2022. To the extent we advance our product candidates into and through later stage clinical studies without a partner, we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to grow our development pipeline. While our YUPELRI operations were profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require ongoing funding. Our operating expenses also will increase if, among other things:

●	our earlier stage potential products move into later-stage clinical development, which is generally more expensive than early stage development;

●	additional preclinical product candidates are selected for clinical development;

●	we pursue clinical development of our potential or current products in new indications;

●	our clinical trials become more complicated or need to be extended due to the COVID-19 pandemic or other external factors;

●	we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

While we are generating revenues and income from sales of YUPELRI, our economic and royalty interests, and payments under collaboration agreements, we do not expect to generate significant revenues in the near future. As a result of the COVID-19 pandemic (defined below), we could experience declines in revenues from these sources or fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive in the future.

Our new strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the COVID-19 pandemic, the sales levels of our approved products, unplanned expenses, cash receipts being lower than anticipated, clinical program outcomes, expenses being higher than anticipated, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities. Our ability to reach, and the time required to reach, and then to sustain, profitability are uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable would adversely affect the price of our securities and our ability to continue operations as planned.

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

The pandemic resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. These measures have adversely impacted and may further impact our employees and operations and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles and insurance coverage levels. In addition, certain aspects of our business, such as laboratory-based research, cannot be conducted remotely and other aspects of our business, like our hospital-based sales team, our field-based medical affairs team, and our support of sites in our clinical trials, cannot be accomplished as effectively or efficiently remotely. These measures by government authorities, as well as the precautions we and others will take in order to operate our business responsibly in light of the COVID-19 pandemic, may continue to remain in place for a significant period of time, and they are likely to continue to adversely affect our business and results of operations.

In addition, we expect sales cycles, particularly for new customers, to continue to be impacted as a result of the COVID-19 pandemic, and we have observed continued volatility in YUPELRI sales. Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting and to pulmonologists, whose practices have been impacted by the pandemic. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. In August 2020, we began reengaging with these customers in-person when certain criteria are met and remotely via telephone calls, electronic mail, digital outreach or video conferencing as we seek to continue to support healthcare professionals and patient care. We are now able to more frequently conduct in-person customer engagements, however there is still high variability of access regionally. Customer orders or new patient use of YUPELRI may decline or fail to grow as a result of, among other things, a shift in our marketing efforts, increased workload of healthcare providers, and the impact of any concerns regarding nebulization in COVID-19 positive patients. We are preparing for continued volatility as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

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

The spread of COVID-19 has caused us to modify our business practices and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce, and particularly our field-based teams and laboratory staff, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic or other health emergencies, our operations will be impacted. The COVID-19 pandemic could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Even after the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its global economic impact.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, vaccine rollout, distribution and acceptance, and how quickly and to what extent normal economic and operating activities can permanently resume. There are no comparable recent events which may provide guidance as to the effect of the spread of the COVID-19 pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, or the global economy as a whole. However, the effects are likely to continue to have a material adverse impact on our future results of operations.

If YUPELRI’s acceptance by physicians, patients, third-party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product.

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominantly with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day. We have seen increased volatility in sales of YUPELRI coinciding with the suspension of in-person sales calls, having less access to physicians and other healthcare providers and the progression of the COVID-19 pandemic and, if physicians, patients, third-party payors, or the medical community in general believe that nebulized therapy presents a risk of further spreading COVID-19 or that YUPELRI is otherwise not a preferred treatment option for those with COPD, we may see declines, or fail to grow. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks.

We currently maintain a sales force in the US to support our co-promotion obligations for YUPELRI under our agreement with Viatris. The risks of fulfilling our US co-promotion obligations to Viatris include:

●	costs and expenses associated with maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third-party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue;

●	our ability to retain effective sales and marketing personnel and medical science liaisons in the US;

●	the ability of our sales and marketing personnel to obtain access to, and educate adequate numbers of prescribers about prescribing YUPELRI, in appropriate clinical situations; and

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

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

Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall.

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Non-clinical and clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. In addition, we have voluntarily undertaken post-marketing studies with respect to YUPELRI. The commencement and completion of clinical studies for our product candidates and product may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of effectiveness of product candidates during clinical studies;

●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidates or their formulation into medicines;

●	unfavorable study data or unfavorable interpretations of data among the FDA and foreign regulatory authorities;

●	insufficient capital to continue our development programs;

●	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates or partner decisions not to maintain a partnership with us;

●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;

●	the need to sequence clinical studies as opposed to conducting them concomitantly in order to conserve resources;

●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;

●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines;

●	challenges related to the COVID-19 pandemic, including with recruitment and/or progressing patients through studies;

●	failure of our partners to advance our product candidates through clinical development;

●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and

●	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint and in September 2021 we announced that our four-week SEQUOIA Phase 3 study for ampreloxetine did not meet its primary endpoint.

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

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate unless and until the FDA approves an NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates comply with the regulatory requirements for the quality of medicinal products and are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional non-clinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall” above for additional information. The shifting environment surrounding the collective response to the COVID-19 pandemic has led to and may lead to additional guidance from US and foreign regulatory agencies with respect to numerous matters regarding the conduct of clinical trials in general and the development of COVID-19 related therapies, which is subject to the risk of further change, misinterpretation or non-compliance due to the changing regulatory landscape. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

In addition, in order to market our medicines in foreign jurisdictions, we or our collaborative partners must obtain separate regulatory approvals in each country. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. Conversely, failure to obtain approval in one or more jurisdictions may make approval in other jurisdictions more difficult. These laws, regulations, additional requirements and changes in interpretation could cause non-approval or further delays in the FDA’s or other regulatory authorities’ review and approval of our and our collaborative partners’ product candidates, which would materially harm our business and financial condition and could cause the price of our securities to fall.

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

Clinical studies involving our product candidates may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. For example, despite promising early stage studies, we recently announced that two late stage clinical programs failed to meet their primary endpoints.

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. As our clinical studies for one of our current product candidates suggested that our product candidate was not efficacious in the indications we were investigating, we choose to cease development of this product candidate and are currently winding down our development programs for this product candidate. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

Pharmaceutical companies, including companies with which we collaborate, may invest heavily to quickly discover and develop or in-license novel compounds that could make our product candidates obsolete. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA or equivalent regulatory approval outside the US or discovering, developing and commercializing medicines before we do. Other companies are engaged in the discovery of medicines that would compete with the product candidates that we are developing or our existing product.

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

We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as YUPELRI.

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

If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.

We have collaborations with a number of third parties including Viatris for the development and commercialization of a nebulized formulation of revefenacin, which is a LAMA compound (including YUPELRI). Also, through the milestone payments we may receive from Royalty Pharma if certain TRELEGY global net sales thresholds are met following our sale of our economic interest in TRELEGY (the “Milestone Payments”) and our right to receive from Royalty Pharma 85% of the royalty payments on the Assigned Collaboration Products (as defined in the Purchase Agreement) payable (a) for sales or other activities occurring on and after January 1, 2031 related to the Assigned Collaboration Products in the U.S., and (b) for sales or other activities occurring on and after July 1, 2029 related to the Assigned Collaboration Products outside of the U.S. (the “Outer Years Royalty” and, together with the Milestone Payments, the “Ongoing Economic Interest”), we may participate in the mid- and long-term economically in royalty payments from GSK with respect to the TRELEGY. Additional collaborations, if any, may be needed to fund development of certain programs that have not been licensed to a collaborator and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

If there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not receive Milestone Payments or the revenue we expect from the Outer Years Royalty, which would harm our business and could cause the price of our securities to fall.

We have no access to non-public information regarding the development progress of, or plans TRELEGY, and we have no current authority to enforce rights under the GSK Agreements assigned to TRC. However, if there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not realize the value we currently anticipate from the Ongoing Economic Interest, which would harm our business and may cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

●	disappointing or lower than expected sales of TRELEGY;

●	the emergence of new closed triple or other alternative therapies or any developments regarding competitive therapies, including comparative price or efficacy of competitive therapies;

●	disputes between any of Royalty Pharma, GSK, Innoviva and us;

●	GSK deciding to modify, delay or halt the TRELEGY program;

●	any adverse effects resulting from the COVID-19 pandemic;

●	any safety, efficacy or other concerns regarding the TRELEGY program; or

●	any particular FDA requirements or changes in FDA policy or guidance regarding the TRELEGY program or any particular regulatory requirements in other jurisdictions or changes in the policies or guidance adopted by foreign regulatory authorities.

Because GSK is a strategic partner of Innoviva, a strategic partner of TRC and a significant shareholder of us, it may take actions that in certain cases are materially harmful to our business and to our other shareholders.

Based on our review of publicly available filings, as of June 30, 2022, GSK beneficially owned 12.6% of our outstanding ordinary shares (although GSK, through a subsidiary, has issued $280,336,000 of exchangeable senior notes due 2023 (the “GSK Notes”), initially exchangeable into 9,644,792 of our ordinary shares). GSK’s interests may differ from our interests and those of our other shareholders. For example, GSK’s commercialization efforts are guided by a portfolio approach across a product in which we have an indirect interest through our Ongoing Economic Interest and products in which we have no interest. Furthermore, GSK has a substantial respiratory product portfolio in addition to the products covered by the GSK Agreements. GSK may make respiratory product portfolio decisions or statements about its portfolio which may be, or may be perceived to be, harmful to our Ongoing Economic Interest. As a result of these differing interests, GSK may take actions that it believes are in its best interest but which might not be in the best interests of either us or our other shareholders. In addition, GSK could also seek to challenge our or Innoviva’s post-Spin-Off operations as violating or allowing it to terminate the GSK Agreements or otherwise violating its legal rights. While we believe our operations fully comply with all applicable agreements and applicable law, there can be no assurance that we or Royalty Pharma will prevail against any such claims by GSK. Moreover, regardless of the merit of any claims by GSK, we may incur significant cost and diversion of resources in defending them. In addition, any other action or inaction by either GSK or Royalty Pharma that results in a material dispute, allegation of breach, litigation, arbitration, or significant disagreement between those parties or between us and either of those parties may be interpreted negatively by the market or by our investors, could harm our business and cause the price of our securities to fall. Other examples of these kinds of issues include but are not limited to non-performance of other contractual obligations and allegations of non-performance, disputes over public statements, and similar matters. In general, any uncertainty about whether we will realize the value we currently anticipate from the Ongoing Economic Interest, the enforceability of the GSK Agreements or the relationship/partnership between Royalty Pharma and GSK or between us and Royalty Pharma could result in significant reduction in the market price of our securities and other material harm to our business.

We do not control the commercialization of TRELEGY; accordingly, our receipt of Milestone Payments and receipt of the value we currently anticipate from the Outer Years Royalty will depend on, among other factors, GSK’s ability to further commercialize TRELEGY.

Our Ongoing Economic Interest in TRELEGY consists of the potential Milestone Payments and our right to receive from Royalty Pharma the Outer Years Royalty, both of which are ultimately based on the amount of sales of this product by GSK. Any benefit we may receive from the Ongoing Economic Interest will depend on GSK’s ability to commercialize the product, and the future payments, if any, made by GSK to Royalty Pharma.

Accordingly, our Ongoing Economic Interest involves a number of risks and uncertainties, including:

●	GSK’s ability to have an adequate supply of TRELEGY product;

●	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;

●	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;

●	competition, whether from current competitors or new products developed by others in the future;

●	claims relating to intellectual property;

●	any future disruptions in GSK’s business which would affect its ability to commercialize TRELEGY, including, disruptions due to the COVID-19 pandemic;

●	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;

●	global economic conditions; and

●	any of the other risks relating to commercialization of TRELEGY.

These risks and uncertainties could materially impact the amount and timing of future Milestone Payments and Outer Years Royalty, which could have a material adverse effect on our future revenues, other financial results and our financial position and cause the price of our securities to fall.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, we have outstanding $230.0 million of 3.25% Convertible Notes that mature on November 1, 2023 for which we have launched a tender offer to repurchase, and as of June 30, 2022, we had cash, cash equivalents and short-term marketable securities of $132.9 million.

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

If we require additional funding, we may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence preclinical and clinical studies as opposed to conducting them concomitantly in order to conserve resources, or, as we announced in September 2021, we may need to delay, reduce, or eliminate one or more of our research or development programs and reduce overall overhead expenses. In addition, we may have to make additional reductions in our workforce and may be prevented from continuing our discovery, development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition, and cause the price of our securities to fall.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. The terms of our $230.0 million of 3.25% convertible senior notes, due 2023 (the “Convertible Senior 2023 Notes”), do not restrict our ability to issue additional debt. If additional debt is issued or we otherwise borrow additional funds, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

In September 2021, our Board approved a plan to restructure our business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Following the substantial completion of this Restructuring, our management and employees are primarily focused on managing our most promising programs. As part of the Restructuring, we reduced employee headcount by approximately 75%. We expect to incur total estimated Restructuring and related expenses of approximately $31.9 million comprised of $17.6 million in cash expenses and $14.3 million in non-cash expenses. The Restructuring and related expenses are primarily comprised of severance, retention, and other costs relating to the Restructuring and are expected to be incurred through the third quarter of 2022. Affected employees received notification and were eligible to receive severance payments based on their responsibilities within the organization and years of service, contingent upon effectiveness of an affected employee's a separation agreement, which includes a general release of claims against us. The estimated Restructuring and related expenses are subject to a number of assumptions, and actual results may differ. We may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the Restructuring.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2022, we owned 268 issued US patents and 1,738 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the patent lives of the related product candidates would be reduced.

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

If the efforts of our partners or future partners to protect the proprietary nature of the intellectual property related to collaboration assets are not adequate, the future commercialization of any medicines resulting from collaborations could be negatively impacted, which would materially harm our business and could cause the price of our securities to fall.

The risks identified in the two preceding risk factors may also apply to the intellectual property protection efforts of our partners or future partners and to GSK with respect to TRELEGY in which we maintain the Ongoing Economic Interest. To the extent the intellectual property protection of any partnered assets is successfully challenged or encounters problems with the US Patent and Trademark Office or other comparable agencies throughout the world, the future commercialization of these potential medicines could be delayed or prevented. Any challenge to the intellectual property protection of a late-stage development asset, particularly those of TRELEGY, could harm our business and cause the price of our securities to fall.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;

●	any adverse developments or results or perceived adverse developments or results with respect to TRELEGY;

●	any adverse developments or results or perceived adverse developments or results with respect to our clinical development programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs (including any class-based risks that emerge as a FDA or other regulatory agency focus), or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as the COVID-19 pandemic and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares related in part to the concentration of ownership of our shares;

●	the sale of large concentrations of our shares, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our largest shareholder, Woodford Investment Management Limited, divested its holdings in 2019 or which may occur as a result of the exchangeable note offering by GSK if holders of the GSK Notes were to exchange their notes for our ordinary shares;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

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

Based on our review of publicly available filings, as of June 30, 2022, our three largest shareholders collectively owned 40.0% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

We are in the process of designing a strategy to return capital to our shareholders. But such plan has not been finalized, and there is no guarantee that it will be implemented; as a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital shares. We are currently designing a strategy to return capital to our shareholders. This plan has not been finalized, and there is no guarantee that it will be implemented on a timely basis or at all. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2022, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: August 8, 2022	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2022	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)