Form 10-Q
period 2022-09-30
Theravance Biopharma, Inc.
filed 2022-11-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the number of the registrant’s outstanding ordinary shares was 67,365,912.

THERAVANCE BIOPHARMA, INC.

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited)	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	4
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	35
Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 1A. Risk Factors	36
Item 6. Exhibits	69
Signatures	71

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$418,538	$89,959
Short-term marketable securities	68,294	83,506
Receivables from collaborative arrangements	14,114	14,065
Prepaid clinical and development services	2,645	10,245
Other prepaid and current assets	8,127	8,561
Amounts due from TRC, LLC (Discontinued operations)	—	43,534
Total current assets	511,718	249,870
Property and equipment, net	11,884	13,657
Operating lease assets	39,992	39,690
Future contingent milestone and royalty assets	194,200	—
Restricted cash	836	837
Other assets	4,866	3,228
Equity in net assets of TRC, LLC (Discontinued operations)	—	67,537
Total assets	$763,496	$374,819

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,337	$3,098
Accrued personnel-related expenses	7,560	12,796
Accrued clinical and development expenses	4,078	17,010
Accrued general and administrative expenses	3,749	2,898
Operating lease liabilities	692	503
Deferred revenue	24	98
Current portion of non-recourse notes due 2035, net	—	16,940
Accrued interest payable	—	1,246
Other accrued liabilities	142	1,304
Income tax payable (Discontinued operations)	120,550	—
Accrued interest payable (Discontinued operations)	—	2,694
Total current liabilities	142,132	58,587

Long-term operating lease liabilities	51,381	52,681
Future royalty payment contingency	24,888	—
Long-term deferred revenue	199	310
Unrecognized tax benefits	62,661	240
Other long-term liabilities	1,657	2,180
Non-recourse notes due 2035, net	—	371,359
Convertible senior notes due 2023, net	—	228,035
Commitments and contingencies

Shareholders’ Equity (Deficit)
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 67,366 and 74,435 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,324,247	1,387,469
Accumulated other comprehensive loss	(121)	—
Accumulated deficit	(843,549)	(1,726,043)
Total shareholders’ equity (deficit)	480,578	(338,573)
Total liabilities and shareholders’ equity (deficit)	$763,496	$374,819

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue:
Viatris collaboration agreement	$12,445	$10,397	$34,010	$31,716
Collaboration revenue	6	2,797	187	8,649
Licensing revenue	—	—	2,500	—
Total revenue	12,451	13,194	36,697	40,365

Expenses:
Research and development (1)	9,867	43,739	48,691	162,431
Selling, general and administrative (1)	16,277	21,299	51,105	77,780
Restructuring and related expenses (1)	509	1,771	11,427	1,771
Total expenses	26,653	66,809	111,223	241,982

Loss from operations	(14,202)	(53,615)	(74,526)	(201,617)
Interest expense	(1,545)	(2,136)	(5,819)	(6,410)
Loss on extinguishment of debt	(3,034)	—	(3,034)	—
Interest income and other income (expense), net	2,758	(166)	4,823	771
Loss from continuing operations before income taxes	(16,023)	(55,917)	(78,556)	(207,256)
Provision for income tax benefit (expense)	—	7	(12)	—
Net loss from continuing operations	(16,023)	(55,910)	(78,568)	(207,256)

Income from discontinued operations before income taxes	1,115,016	20,602	1,143,930	39,864
Provision for income tax expense	(182,362)	—	(182,868)	—
Net income from discontinued operations	932,654	20,602	961,062	39,864

Net income (loss)	$916,631	$(35,308)	$882,494	$(167,392)

Net unrealized gain (loss) on available-for-sale investments	(76)	6	(121)	(33)
Total comprehensive income (loss)	$916,555	$(35,302)	$882,373	$(167,425)

Net income (loss) per share:
Continuing operations - basic and diluted	$(0.21)	$(0.76)	$(1.04)	$(3.05)
Discontinued operations - basic and diluted	$12.35	$0.28	$12.70	$0.59
Net income (loss) - basis and diluted	$12.14	$(0.48)	$11.66	$(2.46)

Shares used to compute basis and diluted net income (loss) per share	75,515	73,574	75,678	67,945

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Research and development	$2,623	$6,956	$10,709	$22,192
Selling, general and administrative	5,196	7,414	16,488	22,951
Restructuring and related expenses	711	—	5,587	—
Total share-based compensation expense	$8,530	$14,370	$32,784	$45,143

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	76,427	$1	$1,410,415	$(45)	$(1,760,180)	$(349,809)
Repurchase of ordinary shares	(9,645)	—	(94,037)	—	—	(94,037)
Proceeds from ESPP purchases	—	—	1	—	—	1
Employee share-based compensation expense	—	—	8,530	—	—	8,530
Issuance of restricted shares	655	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(71)	—	(662)	—	—	(662)
Net unrealized loss on marketable securities	—	—	—	(76)	—	(76)
Net income	—	—	—	—	916,631	916,631
Balances at September 30, 2022	67,366	$1	$1,324,247	$(121)	$(843,549)	$480,578

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Repurchase of ordinary shares	(9,645)	—	(94,037)	—	—	(94,037)
Proceeds from ESPP purchases	72	—	488	—	—	488
Employee share-based compensation expense	—	—	32,784	—	—	32,784
Issuance of restricted shares	2,764	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(260)	—	(2,457)	—	—	(2,457)
Net unrealized loss on marketable securities	—	—	—	(121)	—	(121)
Net income	—	—	—	—	882,494	882,494
Balances at September 30, 2022	67,366	$1	$1,324,247	$(121)	$(843,549)	$480,578

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balances at June 30, 2021	73,470	$1	$1,358,318	$8	$(1,658,701)	$(300,374)
Net proceeds from sale of ordinary shares	—	—	—	—	—	—
Proceeds from ESPP purchases	—	—	—	—	—	—
Employee share-based compensation expense	—	—	14,370	—	—	14,370
Issuance of restricted shares	391	—	—	—	—	—
Option exercises	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(163)	—	(2,286)	—	—	(2,286)
Net unrealized gain on marketable securities	—	—	—	6	—	6
Net loss	—	—	—	—	(35,308)	(35,308)
Balances at September 30, 2021	73,698	$1	$1,370,402	$14	$(1,694,009)	$(323,592)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	188	—	2,862	—	—	2,862
Employee share-based compensation expense	—	—	45,143	—	—	45,143
Issuance of restricted shares	1,978	—	—	—	—	—
Option exercises	—	—	5	—	—	5
Repurchase of shares to satisfy tax withholding	(501)	—	(8,606)	—	—	(8,606)
Net unrealized loss on marketable securities	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	(167,392)	(167,392)
Balances at September 30, 2021	73,698	$1	$1,370,402	$14	$(1,694,009)	$(323,592)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net income (loss)	$882,494	$(167,392)
Less: Net income from discontinued operations	(961,062)	(39,864)
Net loss from continuing operations	(78,568)	(207,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,057	4,551
Amortization and accretion income, net	(342)	9
Ampreloxetine interest accretion	424	—
Share-based compensation	32,784	45,143
Gain on disposal of property and equipment	(96)	—
Gain on sale of Velusetrag	(2,709)	—
Amortization of right-of-use assets	2,284	2,758
Gain from lease modification	—	(1,863)
Loss on extinguishment of debt	3,034	—
Other	—	35
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	(49)	1,867
Prepaid clinical and development services	7,600	7,132
Other prepaid and current assets	(1,148)	(99)
Right-of-use lease assets	(2,587)	—
Other assets	(1,743)	(1,006)
Accounts payable	2,150	2,206
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(18,465)	(36,573)
Accrued interest payable	(1,246)	—
Deferred revenue	(186)	(8,648)
Operating lease liabilities	(1,111)	443
Other long-term liabilities	(421)	776
Net cash used in operating activities - continuing operations	(57,338)	(190,525)
Net cash used in operating activities - discontinued operations	(5,598)	25,101
Net cash used in operating activities	(62,936)	(165,424)

Investing activities
Purchases of property and equipment	(306)	(2,962)
Purchases of marketable securities	(93,260)	(104,774)
Maturities of marketable securities	108,700	221,400
Sale of short-term investments and marketable securities	5	—
Proceeds from the sale of Velusetrag	2,709	—
Proceeds from the sale of property and equipment	1,866	6
Net cash provided by investing activities - continuing operations	19,714	113,670
Net cash provided by investing activities - discontinued operations	1,095,134	—
Net cash provided by investing activities	1,114,848	113,670

Financing activities
Proceeds from the sale of ordinary shares, net	—	108,180
Repurchases of ordinary shares	(94,037)	—
Proceeds from ampreloxetine funding, net	24,464	—
Principal payment on 2035 notes	(399,998)	(10,730)
Principal payment on 2023 notes	(231,605)	—
Proceeds from ESPP purchases	488	2,862
Proceeds from option exercises	—	5
Repurchase of shares to satisfy tax withholding	(2,457)	(8,606)
Net cash (used in) provided by financing activities - continuing operations	(703,145)	91,711
Net cash used in financing activities - discontinued operations	(20,189)	—
Net cash (used in) provided by financing activities	(723,334)	91,711

Net increase in cash, cash equivalents, and restricted cash	328,578	39,957
Cash, cash equivalents, and restricted cash at beginning of period	90,796	82,300
Cash, cash equivalents, and restricted cash at end of period	$419,374	$122,257

Supplemental disclosure of cash flow information
Cash paid for interest	$22,244	$26,954
Cash paid (received) for income taxes, net	$26	$(3,814)

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

Basis of Presentation

The Company’s condensed consolidated financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2021 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

On July 20, 2022, the Company completed a monetization of its ownership interests in a significant equity method investment which had a major effect on the Company’s financial results for the three and nine months ended September 30, 2022 (see Note 8. Sale of Equity Interests in Theravance Respiratory Company, LLC). In accordance with GAAP, the transaction was accounted for as a sale of a financial asset. For all periods presented, the results of the sale have been included as discontinued operations on these condensed consolidated financial statements.

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

2. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding, less ordinary shares subject to forfeiture. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding, less ordinary shares subject to forfeiture, plus all additional ordinary shares that would have been outstanding, assuming dilutive potential ordinary shares had been issued for other dilutive securities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss from continuing operations	$(16,023)	$(55,910)	$(78,568)	$(207,256)
Net income from discontinued operations	932,654	20,602	961,062	39,864
Net income (loss)	916,631	(35,308)	882,494	(167,392)

Denominator:
Weighted-average ordinary shares outstanding	75,515	73,574	75,678	68,021
Less: weighted-average ordinary shares subject to forfeiture	—	—	—	(76)
Weighted-average ordinary shares outstanding - basic and diluted	75,515	73,574	75,678	67,945

Net income (loss) per ordinary share:
Continuing operations - basic and diluted	$(0.21)	$(0.76)	$(1.04)	$(3.05)
Discontinued operations - basic and diluted	$12.35	$0.28	$12.70	$0.59
Net income (loss) - basic and diluted	$12.14	$(0.48)	$11.66	$(2.46)

Anti-dilutive Securities

In accordance with ASC 260, Earnings Per Share, if a company incurred a loss related to its continuing operations, then potential ordinary shares are considered anti-dilutive for the periods in which the loss was recognized. For the three and nine months ended September 30, 2022 and 2021, the Company recognized losses from continuing operations. As a result, the following ordinary equivalent shares were not included in the computation of diluted net loss per share for both continuing operations and discontinuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Share issuances under equity incentive plans and purchase plans	5,036	8,900	7,137	8,307
Share issuances upon the conversion of convertible senior notes	—	6,676	—	6,676
Total	5,036	15,576	7,137	14,983

3. Revenue

Revenue from Collaborative Arrangements

Viatris

In January 2015, the Company and Viatris Inc. (“Viatris”) established a strategic collaboration (the “Viatris Agreement”) for the development and commercialization of revefenacin, including YUPELRI® (revefenacin) inhalation solution. The Company entered into the collaboration to expand the breadth of its revefenacin development program and extend its commercial reach beyond the acute care setting. In November 2018, YUPELRI was approved by the US Food and Drug Administration (the “FDA”) for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”).

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

As of September 30, 2022, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate, with $205.0 million associated with YUPELRI monotherapy, and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to development and regulatory actions.

The Viatris Agreement is considered to be within the scope of ASC 808, Collaborative Arrangements and partially within the scope of ASC 606, Revenue from Contracts with Customers, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin in exchange for $15.0 million received in 2015, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018; thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price. The Company determined the license to develop and commercialize revefenacin to be a unit of account and a separate performance obligation, for which Viatris is a customer, with the $15.0 million for the delivery of the license representing the transaction price.

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

Following the FDA approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the three and nine months ended September 30, 2022, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Viatris collaboration agreement - Amounts receivable from Viatris	$12,445	$10,397	$34,010	$31,716

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three and nine months ended September 30, 2022 of $18.7 million and $51.2 million, respectively, before deducting shared expenses. For the three and nine months ended September 30, 2021, the Company’s implied 35% share of net sales of YUPELRI were $13.8 million and $41.3 million, respectively, before deducting shared expenses.

Other Collaborative Arrangement Revenues

The Company’s other collaborative arrangement revenues consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Alfasigma	$—	$3	$169	$10
Viatris	6	6	18	18
Janssen	—	2,788	—	8,621
Total collaboration revenue	$6	$2,797	$187	$8,649

All of the recognized revenues from the Company’s other collaborative arrangements presented in the table above were included in deferred revenue at the beginning of the respective periods.

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for izencitinib and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). The Company received an upfront payment of $100.0 million related to the Janssen Agreement. Following unfavorable Phase 3 clinical trial results for izencitinib announced in August 2021, Janssen terminated the Janssen Agreement effective January 16, 2022. As a result, the Company did not recognize any collaboration revenue related to the Janssen Agreement for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized $2.8 million and $8.6 million, respectively, in collaboration revenue related to the Janssen Agreement.

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

The following table summarizes the reductions to R&D expense related to the reimbursement payments:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Viatris	$1,657	$1,096	$4,736	$1,257
Janssen	—	2,205	—	4,730
Total reduction to R&D expense, net	$1,657	$3,301	$4,736	$5,987

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

As of September 30, 2022, the Company is eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, the Company is eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

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

On June 30, 2022, the Company entered into an Asset Purchase Agreement (the “APA”) to sell all of its velusetrag assets to Alfasigma. In connection with the closing of the transaction, Alfasigma acquired, among other things, (i) intellectual property and (ii) books and records related to velusetrag. As consideration for the velusetrag sale, the Company received an upfront payment of $2.8 million in July 2022, and pursuant to the terms of the APA, the Company is eligible to receive up to $105.0 million in additional future developmental and sales milestones.

At the time of the sale, the velusetrag assets had no remaining book value on the Company’s records, and all of the velusetrag assets were delivered to Alfasigma. For the nine months ended September 30, 2022, the Company recognized a net gain of $2.7 million, after transaction costs, related to the sale of velusetrag within “interest income and other income (expense), net” on the consolidated statements of operations.

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,
(In thousands)	2022	2021
Cash and cash equivalents	$418,538	$121,424
Restricted cash	836	833
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$419,374	$122,257

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in any short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The increase in cash and cash equivalents, compared to the prior year period, was primarily due to the sale of the Company’s equity interest in Theravance Respiratory Company, LLC (see Note 8 for further information) in July 2022. The Company also proceeded to paydown all of its long-term debt (See Note 10 for further information) by the end of August 2022, and in September 2022, the Company initiated a $250.0 million capital return program (see Note 14 for further information).

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

Available-for-sale securities are summarized below:

		September 30, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$3,987	$—	$(8)	$3,979
Corporate notes	Level 2	12,006	—	(38)	11,968
Commercial paper	Level 2	61,377	—	(75)	61,302
Marketable securities		77,370	—	(121)	77,249
Money market funds	Level 1	397,674	—	—	397,674
Total		$475,044	$—	$(121)	$474,923

		December 31, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,986	$—	$(2)	$29,984
Corporate notes	Level 2	5,034	—	(2)	5,032
Commercial paper	Level 2	48,490	1	(1)	48,490
Marketable securities		83,510	1	(5)	83,506
Money market funds	Level 1	50,228	—	—	50,228
Total		$133,738	$1	$(5)	$133,734

As of September 30, 2022, all of the Company’s available-for-sale securities had contractual maturities within six months, and the weighted-average maturity of marketable securities was less than one month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and nine months ended September 30, 2022.

Available-for-sale debt securities with unrealized losses are summarized below:

	September 30, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$3,979	$(8)	$—	$—	$3,979	$(8)
Corporate notes	11,968	(38)	—	—	11,968	(38)
Commercial paper	61,302	(75)	—	—	61,302	(75)
Total	$77,249	$(121)	$—	$—	$77,249	$(121)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$19,991	$(2)	$—	$—	$19,991	$(2)
Corporate notes	5,031	(2)	—	—	5,031	(2)
Commercial paper	9,995	(1)	—	—	9,995	(1)
Total	$35,017	$(5)	$—	$—	$35,017	$(5)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of September 30, 2022.

As of September 30, 2022, the Company’s accumulated other comprehensive income (loss) on its condensed consolidated balance sheets consisted of net unrealized gains (losses) on available-for-sale investments. For the three and nine months ended September 30, 2022 and 2021, the Company did not sell any marketable securities.

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

Following the completion of the Lease Assignment, in May 2022, the Company entered into a new operating lease agreement for approximately 700 square feet of office space in Dublin, Ireland, effective June 2022. The lease has a two year term ending in May 2024, and the Company may terminate the lease by providing three months prior written notice. Under the new lease, the Company will incur total base rent expense of approximately $0.4 million (or $0.2 million annually) which is recognized on straight-line basis over the two-year lease term. The Company’s annual straight-line base rent for its previous Dublin Lease was approximately $0.4 million annually.

South San Francisco Sublease

In June 2022, the Company entered into a non-cancelable agreement under which it subleased approximately 78,000 square feet of its South San Francisco office and laboratory space to an unaffiliated company. The sublease term continues through May 2030, consistent with the expiration of the Company’s head lease, and the subtenant has no option to extend the sublease. Under the terms of the sublease, the Company is entitled to receive an initial monthly base rent of $0.5 million which will be subject to annual increases of 3%, as well as the subtenant’s proportionate share of the property’s operating expenses. The Company expects to receive a total of $51.7 million in base rent over the sublease term which represents a $13.5 million premium over its proportionate lease payment obligations under the head lease. Under the terms of the head lease, 50% of the sublease premium, equal to $6.7 million, shall be shared with the landlord and 50% shall be retained by the Company which equates to a base rent savings of approximately $0.8 million annually. The Company recognizes the sublease income on a straight-line basis over the term of the sublease which is reflected as a reduction of R&D expense and selling, general and administrative expenses in the consolidated statements of operations. No lease modification was deemed to have occurred by entering into the sublease agreement because the Company was not released, either fully or in part, from its obligations under the head lease.

Sublease income related to this sublease agreement, including base rent and certain sublease transaction cost reimbursements from the landlord, was $1.6 million and $1.9 million for the three and nine months ended September 30, 2022, respectively. The following table summarizes the future undiscounted cash inflows relating to the sublease agreement as of September 30, 2022:

(In thousands)
Year ending December 31:
2022	$3,554
2023	6,495
2024	6,495
2025	6,495
2026	6,495
Thereafter	22,192
Total operating sublease receipts	$51,726

8. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations

On July 20, 2022, the Company completed the sale of its 2,125 Class B Units and 6,375 Class C Units (collectively, the “Issuer II Units”) of Theravance Respiratory Company, LLC (“TRC”) to, and entered into a sale of future royalties from sales of ampreloxetine (see Note 9 below) with, Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), pursuant to the Equity Purchase and Funding Agreement, dated as of July 13, 2022 (including the schedules and exhibits thereto, the “Purchase Agreement”), by and between the Company and Royalty Pharma (collectively with the other transactions contemplated by the Purchase Agreement, the “TRC Transaction”). The Issuer II Units represent the right to receive 85% of the royalty payments on worldwide net sales of Assigned Collaboration Products (as defined in the Purchase Agreement) pursuant to the terms of that certain Collaboration Agreement, dated as of November 14, 2002, by and between Innoviva, Inc. (formerly known as Theravance, Inc.), a Delaware corporation (“Innoviva”), and Glaxo Group Limited, a private company limited by shares registered under the laws of England and Wales (“GSK”) (as amended, the “Collaboration Agreement”). Assigned

Collaboration Products is primarily comprised of Trelegy ELLIPTA (“TRELEGY”). Total consideration payable by Royalty Pharma under the terms of the TRC Transaction included initial consideration of $1,326.6 million plus additional payments as further described below.

At the closing of the TRC Transaction (the “Closing”), the Company received approximately $1.1 billion in cash. From and after January 1, 2023, for any calendar year starting with the year ending December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for the Assigned Collaboration Products being met, Royalty Pharma is obligated to make certain cash payments to the Company (the “Milestone Payments”), which are not to exceed $250.0 million in aggregate. Additionally, the Company will receive from Royalty Pharma 85% of the royalty payments on the Assigned Collaboration Products payable (a) for sales or other activities occurring on and after January 1, 2031 related to the Assigned Collaboration Products in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to the Assigned Collaboration Products outside of the US.

The Purchase Agreement contained customary representations and warranties of the Company and Royalty Pharma, including with respect to organization, authorization, intellectual property matters and tax matters, and certain covenants with respect to confidentiality, taxes and actions and conduct relating to preservation of TRC prior to the Closing. The Company and Royalty Pharma will each indemnify the other against damages arising from breaches of representations, warranties and covenants under the Purchase Agreement.

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

The Company evaluated the TRC Transaction under ASC 860, Transfers and Servicing of Financial Assets, (“ASC 860”) and determined that the future potential Milestone Payments and royalty payments are considered a form of continuing involvement between the Company and Royalty Pharma. The Company further evaluated the TRC Transaction under ASC 860 and concluded that (i) the equity interests in TRC have been isolated from the Company (even in the event of bankruptcy or other receivership); (ii) Royalty Pharma has the right to pledge or exchange the TRC assets it received from the Company without constraint; and (iii) the Company had surrendered control over its equity interests in TRC to Royalty Pharma. Based on the Company’s evaluation under ASC 860, the TRC Transaction was treated as a sale, and the Company recognized a gain from the sale of its equity interests in TRC of $1,141.1 million based on the excess of the total net consideration allocated to the sale of the Company’s equity interests (based on relative fair value) of $1,301.6 million over the carrying value of the equity interests sold of $136.7 million, less transaction costs of $23.8 million. The total net consideration of $1,301.6 million included upfront cash of $1,107.4 million, plus an estimated $194.2 million representing the fair value of the future Milestone Payments and royalties (collectively, “Contingent Consideration”).

The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%. The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data, and reflected management’s judgements and forecasts. The significant unobservable inputs included estimates of the forecasted TRELEGY net revenues, the expected volume and term of the royalty stream, and the royalty rate. These estimates are considered Level 3 fair value inputs. The Company will reassess the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of September 30, 2022, there were no changes in the carrying value of the Contingent Consideration since its initial measurement date.

The Contingent Consideration is subject to counterparty credit risk, and the carrying value of the Contingent Consideration represents the maximum amount of potential loss due to credit risk. To date, the Company has not recorded any credit losses related to the Contingent Consideration. The Contingent Consideration is presented on the condensed consolidated balance sheets as future contingent milestone and royalty assets.

Discontinued Operations

On July 20, 2022, the Company completed a monetization of its ownership in a significant equity method investment that had a major effect on the Company’s financial results (see Note 8 for more information). In accordance with GAAP, the sale was accounted for as an asset disposal.

The TRC Transaction represented a monetization of a significant equity method investment that had a major effect on the Company’s financial results. In accordance with GAAP, the TRC Transaction was accounted for as a sale of a financial asset. For all periods presented, balances and the results related to TRC have been classified as discontinued operations on the Company’s condensed consolidated financial statements.

The results of discontinued operations consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Income from investments in TRC, LLC	$—	$30,208	$53,237	$68,681
Transaction-related legal expenses (prior to July 20, 2022)	—	—	(5,057)	—
Interest expense on 9.5% Non-recourse notes due 2035	(2,046)	(9,606)	(21,312)	(28,817)
Loss on extinguishment of debt	(24,022)	—	(24,022)	—
Net gain from sale of equity interests in TRC, LLC	1,141,084	—	1,141,084	—
Provision for income tax expense	(182,362)	—	(182,868)	—
Net income from discontinued operations	$932,654	$20,602	$961,062	$39,864

TRC Summary Financial Information

Prior to the TRC Transaction, the Company analyzed its ownership, contractual and other interests in TRC to determine if it was a variable-interest entity (“VIE”), whether the Company had a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC was a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it was the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it was not the primary beneficiary of TRC, and, as a result, the Company did not consolidate TRC in its condensed consolidated financial statements. The Company’s maximum exposure to loss, as a result of its involvement with TRC, were the amounts recorded in the condensed consolidated balance sheets within “Equity in net assets of TRC, LLC”. TRC was recognized in the Company’s condensed consolidated financial statements under the equity method of accounting.

Rule 3-09 of Regulation S-X requires that a company include summary financial information for equity method investees when such investees are individually significant for a company. For the prior year comparable periods and the current year period through the TRC disposal date, the income from the Company’s investment in TRC was determined to be significant. As a result, TRC’s summary financial information, including the portion of equity interest that the Company did not own, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Royalty revenue and gross profit	$—	$35,585	$72,029	$84,055
Income from continuing operations	—	35,391	71,693	80,244
Net income	—	35,539	62,632	79,655

9. Ampreloxetine Funding

As part of the Purchase Agreement (see Note 8 above), the Company received $25.0 million in cash from Royalty Pharma in exchange for certain royalty rights to ampreloxetine and is entitled to receive an additional $15.0 million upon the first regulatory approval of any pharmaceutical product that contains ampreloxetine as an active pharmaceutical ingredient by either (a) the FDA or (b) the first of (i) the European Medicines Agency or (ii) all four of Germany, France, Italy and Spain. In exchange for the $25.0 million and potential $15.0 million in cash (the “Ampreloxetine Funding”), the Company will make quarterly royalty payments to Royalty Pharma equal to the amount of Ampreloxetine Net Sales (as defined in the Purchase Agreement) recognized during the applicable quarter multiplied by 2.5% for the first $500.0 million in Ampreloxetine Net Sales and 4.5% for Ampreloxetine Net Sales in excess of $500.0 million. These royalty payments from the Company to Royalty Pharma will continue until, on a country by country and product by product basis, the later of (a) the expiration of all valid and enforceable claims of any patent, or pending claim of a good faith patent application during the five (5) years from the initial filing of such application, that cover the applicable ampreloxetine product or the manufacture or use thereof in the applicable country and (b) the expiration of regulatory exclusivity granted by the FDA or equivalent organization in the applicable country. As the Ampreloxetine Funding and the TRC Transaction were part of the same Purchase Agreement, the Company evaluated the total consideration received from Royalty Pharma and determined that the consideration received for each of the individual transactions approximated their relative fair values.

The Company accounted for the funding received from Royalty Pharma as a liability because the Company has significant continuing involvement in generating the future revenue stream from which the liability would be repaid to Royalty Pharma. If the regulatory approval milestone is achieved, the Company will recognize the $15.0 million milestone payment as an increase to the accumulated liability. If and when ampreloxetine obtains regulatory approval and is commercially launched, the Company will recognize the royalties paid to Royalty Pharma as a decrease to the accumulated liability due to Royalty Pharma and a corresponding reduction in cash. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the liability recognized would be extinguished as the Company would not be obligated to repay any of the funding amounts received from Royalty Pharma.

The carrying amount of the liability for the future royalty payment contingency was based on the upfront $25.0 million received and management's estimate of (i) the risk-adjusted future contingent $15.0 million milestone; and (ii) royalties to be paid to Royalty Pharma and then discounted over the life of the arrangement using an imputed rate of interest. The excess of future estimated royalty payments over the amount of cash funding received will be recognized as interest expense using the effective interest method. The balance associated with the liability was initially recorded as $25.0 million, net of allocated transaction costs, and was reported on the consolidated balance sheets as future royalty payment contingency. The imputed effective rate of interest on the unamortized portion of the liability was 8.5% as of September 30, 2022.

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are greater or less than the Company's initial estimates or the timing of such payments is materially different than those estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate.

There are a number of factors that could materially affect the amount and timing of the contingent $15.0 million milestone and royalty payments, some of which are not within the Company's control. The liability was recognized using significant unobservable inputs. These inputs were derived using internal management estimates and reflect management’s judgements and forecasts. The significant unobservable inputs include the forecasted revenues, the probability and timing of the regulatory milestone, the expected term of the royalty stream, and the royalty rate, as well as the overall probability of ampreloxetine’s success. These estimates are considered Level 3 fair value inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the liability.

Changes to the liability for sale of future royalties were as follows for the three and nine months ended September 30, 2022:

(In thousands)
Beginning balance at July 20, 2022	$—
Consideration allocated, less transaction costs of $0.5 million	24,464
Interest accretion	424
Balance at September 30, 2022	$24,888

10. Extinguishment of Debt

9.5% Non-Recourse Notes Due 2035

On February 21, 2020, Theravance Biopharma R&D, Inc. (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC (the “Issuer II” or “Triple II”), a wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (“Note Purchase Agreements”) with certain note purchasers (“Note Purchasers”), relating to the private placement by Issuer II of $400.0 million 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”). Ninety-five percent of the Non-Recourse 2035 Notes were sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) were retained by the Company to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246) and eliminated in the Company’s condensed consolidated financial statements.

The Non-Recourse 2035 Notes were secured by all of Issuer II’s right, title and interest as a holder of certain membership interests (the “Issuer II Class C Units”) in TRC. TRC held the right to receive upward-tiering royalties ranging from 6.5% to 10% on worldwide net sales of TRELEGY, and, prior to the closing of the TRC Transaction (see Note 8), the Company held an 85% economic interest in TRC. The Issuer II Class C Units represented 75% of the Company's 85% economic interest, which equated to 63.75% of the economic interests in TRC.

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

In connection with the TRC Transaction, the Company redeemed the outstanding Non-Recourse 2035 Notes on July 20, 2022 and paid certain other fees and expenses in conjunction with that redemption. The total repayment was comprised of $400.0 million of net principal, $4.7 million of accrued interest, an early redemption premium fee of $20.0 million, and $0.2 million of transaction costs. The $400.0 million of net principal included $30.7 million of issuance-to-date net interest shortfall. The repayments resulted in a net loss on extinguishment of debt of $24.0 million, which is included within discontinued operations in the accompanying consolidated statements of operations for the three and nine-months ended September 30, 2022. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the Non-Recourse 2035 Notes and the amounts paid to redeem the Non-Recourse 2035 Notes.

3.25% Convertible Senior Notes Due 2023

On July 26, 2022, subsequent to the closing of the TRC Transaction, the Company launched a tender offer to retire the Company's $230.0 million of 3.25% convertible senior notes due in 2023 (“Convertible Senior 2023 Notes”) (the “2023 Notes Tender Offer”). Pursuant to the terms of the 2023 Notes Tender Offer, the Company paid all accrued and unpaid interest on the purchased Convertible Senior 2023 Notes from and including the last interest payment date of May 1, 2022 up to, but not including, the settlement date for the 2023 Notes Tender Offer. The 2023 Notes Tender Offer expired on August 23, 2022 (the “Expiration Time”). As of the Expiration Time, $230.0 million in aggregate principal amount of the Convertible Senior 2023 Notes, representing 100% of the outstanding Convertible Senior 2023 Notes, were validly tendered and not validly withdrawn pursuant to the 2023 Notes Tender Offer. The Company accepted for purchase all of the Convertible Senior 2023 Notes, and the Company settled the 2023 Notes Tender Offer on August 25, 2022.

Total payments made by the Company under the 2023 Notes Tender Offer included $230.0 million of principal, $2.4 million of accrued interest, and $1.6 million of transaction costs. The repayments resulted in a net loss on extinguishment of debt of $3.0 million, which is included under the caption loss on extinguishment of debt in the accompanying consolidated statements of operations for the three and nine-months ended September 30, 2022. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the Convertible Senior 2023 Notes and the amounts paid to settle the Convertible Senior 2023 Notes.

11. Share-Based Compensation

Performance-Contingent Awards

The Company periodically grants performance-contingent share-based awards to employees. For the three and nine months ended September 30, 2022, the Company recognized $0.4 million and $0.6 million, respectively, of share-based compensation expense related to these types of awards. As of September 30, 2022, there were 305,000 shares of performance-contingent restricted share units (“RSUs”) outstanding that have a maximum remaining share-based compensation expense of $2.1 million with performance vesting dates through February 2027. For the three and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.7 million, respectively, of share-based compensation expense related to performance-contingent share-based awards.

Share-Based Compensation Modification Due to Corporate Restructuring

As a result of the Company’s corporate restructuring announcement in September 2021 (see Note 13), the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the restructuring. The Company accounted for this acceleration as a Type III modification (improbable to probable) which resulted in a fair value of $2.5 million, as of the modification date, that was recorded in “Restructuring and related expenses” within the condensed consolidated statements of operations. The total cumulative compensation cost previously recognized for these awards of $0.8 million within “Research and development” and “Selling, general and administrative” expenses through the modification date, was reversed. The acceleration resulted in net incremental share-based compensation expenses of $1.7 million for nine months ended September 30, 2022 and impacted approximately 45 terminated employees who met the conditions of the acceleration and departed the Company in the first half of 2022. There were no net incremental share-based compensation expenses related to the acceleration for the three months ended September 30, 2022.

12. Income Taxes

For the three and nine months ended September 30, 2022, the Company recognized income tax expense of $182.4 million and $182.9 million, respectively. The income tax expense for the three and nine months ended September 30, 2022 was primarily attributed to the Company’s gain from the TRC Transaction, partially offset by the release of beginning of the year valuation allowance on US federal and state (excluding California) deferred tax assets. Of the $182.9 million tax expense, $62.3 million was a deferred tax expense related to the utilization of tax attributes that were previously offset by an unrecognized tax benefit.

The Company’s $62.7 million liability for unrecognized tax benefits can be relieved only if (i) the contingency becomes legally extinguished through either payment to the taxing authority or expiration of the statute of limitations; (ii) the recognition of the benefits associated with the position meets the more-likely-than-not threshold; or (iii) the liability becomes effectively settled through the examination process. The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in its income tax expense (benefit) calculation.

As of September 30, 2022, the amount of uncertain tax benefit, that if realized would affect the effective tax rate, was $62.7 million and was primarily due to the gain from the TRC Transaction.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries as the Company considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the three months ended September 30, 2022, the Company concluded that the valuation allowance related to its US federal and state deferred tax (excluding California) assets was no longer needed primarily due to the current year gain and forecasted future taxable income from the TRC Transaction. Accordingly, the Company has recognized a non-recurring tax benefit of $61.9 million related to the valuation allowance reversal.

As of September 30, 2022, the Company continued to maintain a full valuation allowance on its foreign and California deferred tax assets.

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

The Company’s future income tax expense may be affected by such factors as changes in tax laws, its business, regulations, tax rates, interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations and other transactions, its international organization, shifts in the amount of income before tax earned in the US as compared with other regions in the world, and changes in overall levels of income before tax.

13. Corporate Restructuring Update

On September 15, 2021, the Company announced a strategic update and corporate restructuring (the “Restructuring”) to focus on leveraging its expertise in developing and commercializing respiratory therapeutics. As part of the Restructuring, the Company initiated an approximate 75% reduction in workforce. A majority of the reduction in workforce occurred in November 2021, and the remainder was completed in February 2022.

For the three and nine months ended September 30, 2022, the Company incurred Restructuring and related expenses of $0.5 million and $11.4 million, respectively, of which $0.1 million and $5.3 million were related to R&D expenses and $0.4 million and $6.2 million were related to selling, general and administrative expenses, respectively. Of the total $0.5 million, net, recognized for the three months ended September 30, 2022, cash-related credits were $0.2 million and non-cash expenses were $0.7 million which were primarily related to the modification of equity-based awards for employees affected by the Restructuring and certain related awards for other employees. Of the total $11.4 million recognized for the nine months ended September 30, 2022, cash-related expenses were $5.8 million and non-cash expenses were $5.6 million which were also primarily related to the modification of equity-based awards for employees affected by the Restructuring and certain related awards for other employees.

Since the Restructuring was announced and through its completion in September 2022, the Company has incurred total Restructuring and related expenses of $31.6 million of which $15.8 million was each related to R&D expenses and selling, general and administrative expenses. Of the total $31.6 million, cash-related expenses were $17.4 million and non-cash expenses were $14.2 million, which were primarily related to the modification of equity-based awards. As of September 30, 2022, all Restructuring and related expenses have been fully recognized by the Company.

Selected information relating to accrued cash-related Restructuring expenses was as follows:

(In thousands)
Balance at December 31, 2021	$9,550
Net accruals	6,074
Cash paid	(15,624)
Balance at September 30, 2022	$—

The Company also evaluated the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of September 30, 2022, and it has not recognized any impairment charges related to its long-lived assets since the Restructuring announcement.

14. Capital Return Program

In September 2022, the Company’s Board of Directors authorized a $250.0 million capital return program consisting of three elements as described below. The Company expects to fund the capital return program with cash on hand.

GSK Share Repurchase

On September 20, 2022, the Company repurchased 9,644,807 ordinary shares, par value $0.00001 per share (“Shares”), of the Company from GSK Finance (No.3) plc (“GSK Finance”), representing all of the ordinary shares of the Company owned by GSK Finance or its affiliates. The purchase price under the Share Repurchase Agreement was $9.75 per share, resulting in a total consideration of $94.0 million. The repurchased shares were accounted for as authorized shares that are no longer issued and outstanding upon the settlement date of the repurchase transaction.

Modified Dutch Auction Tender Offer

On September 28, 2022, the Company announced a “modified Dutch auction” tender offer (the “Offer”) to purchase up to $95.0 million of its Shares.

Upon the terms and subject to the conditions set forth in the Company's Offer to Purchase, dated September 28, 2022 (the "Offer to Purchase"), and the related Letter of Transmittal, the Company is offering to purchase up to $95.0 million of its Shares, at a purchase price not greater than $10.50 nor less than $9.75 per Share, in cash, less any applicable withholding taxes and without interest. The Offer will expire at midnight, New York City time, at the end of the day on November 17, 2022, or any other date and time to which the Company extends such Offer, unless earlier terminated.

A "modified Dutch auction" tender offer allows shareholders to indicate how many Shares and at what price or within the range described above they wish to tender their Shares. Based on the number of Shares tendered and the prices specified by the tendering shareholders, the Company will determine the lowest per-share price that will enable it to purchase up to $95.0 million of Shares, or if a lesser value of shares is validly tendered, all Shares that have been validly tendered and not validly withdrawn. All Shares accepted in the Offer will be purchased at the same price even if tendered at a lower price.

As of September 27, 2022, the Company had 67,365,912 Shares outstanding, which reflects the impact of the Company's previous repurchase of 9,644,807 Shares from GSK Finance on September 20, 2022 (see above). If the Offer is fully subscribed, (1) at the maximum purchase price of $10.50 per share, the Company could purchase 9,047,619 Shares, which would represent approximately 13.4% of Shares outstanding or (2) at the minimum purchase price of $9.75 per share, the Company could purchase 9,743,589 Shares, which would represent approximately 14.5% of the Shares outstanding.

The Offer is not conditioned on any minimum number of Shares tendered, but is conditioned upon the satisfaction of certain customary conditions, as more fully described in the Offer to Purchase. The Company expressly reserves the right for any reason, subject to applicable law and as set forth in the Offer to Purchase, to extend, abandon, terminate or amend the Offer. Any Shares purchased pursuant to the Offer will be cancelled, and those Shares will cease to be outstanding.

Open Market Share Repurchase Plan

Subsequent to the closing of the Offer, the Company plans to engage in open market share repurchases from time to time of up to approximately $60.0 million of its Shares in compliance with Rule 10b-18 under the Securities Exchange Act, with a current goal to complete this element of the capital return program by the end of 2023. There were no shares repurchased under the Open Market Stock Repurchase Plan as of September 30, 2022.

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

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our pipeline of internally discovered programs is targeted to address significant unmet patient needs.

Sale of Theravance Respiratory Company, LLC

On July 20, 2022, we completed the sale of all of our equity interests in Theravance Respiratory Company, LLC (“TRC”) representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) for over $1.5 billion in potential total value (the “TRELEGY Royalty Transaction”). The TRELEGY Royalty Transaction is intended to provide us near-, mid- and long-term value with (i) an upfront cash payment of approximately $1.1 billion received on July 20, 2022, (ii) up to $250.0 million in additional milestone payments contingent on the achievement of certain TRELEGY net sales thresholds between 2023 and 2026 and (iii) outer year royalties.

Debt Paydown and Capital Return Program

Immediately after announcing the TRELEGY Royalty Transaction, we initiated a multi-step process to eliminate our outstanding debt and return capital to shareholders. The first step in this process was the repayment of our 9.5% non-recourse TRELEGY notes due 2035 for approximately $420.0 million, which was completed on July 20, 2022. The second step of the process was a tender offer to retire $230.0 million in principal amount of our 3.25% convertible senior notes due 2023, at par, which was completed on August 25, 2022. Following the completion of our debt paydown, our Board of Directors authorized a $250.0 million capital return program consisting of three elements as summarized below:

GSK Share Repurchase

On September 20, 2022, we completed a share repurchase transaction of 9,644,807 ordinary shares, par value $0.00001 per share (“Shares”), of the Company from GSK Finance (No.3) plc (“GSK Finance”), representing all of the Shares of the Company owned by GSK Finance or its affiliates. The purchase price under the Share Repurchase Agreement was $9.75 per share, resulting in a total consideration of $94.0 million.

Modified Dutch Auction Tender Offer

On September 28, 2022, we announced a “modified Dutch auction” tender offer (the “Offer”) to purchase up to $95.0 million of our Shares, at a purchase price not greater than $10.50 nor less than $9.75 per Share, in cash, less any applicable withholding taxes and without interest. The Offer will expire on November 17, 2022, or any other date and time to which we may extend such Offer, unless earlier terminated.

A "modified Dutch auction" tender offer allows shareholders to indicate how many Shares and at what price or within the range described above they wish to tender their Shares. Based on the number of Shares tendered and the prices specified by the tendering shareholders, we will determine the lowest per-share price that will enable us to purchase up to $95.0 million of Shares, or if a lesser value of shares is validly tendered, all Shares that have been validly tendered and not validly withdrawn. All Shares accepted in the Offer will be purchased at the same price even if tendered at a lower price.

If the Offer is fully subscribed, (1) at the maximum purchase price of $10.50 per share, we could purchase 9,047,619 Shares, which would represent approximately 13.4% of the Shares outstanding as of October 31, 2022 and (2) at the minimum purchase price of $9.75 per share, the Company could purchase 9,743,589 Shares, which would represent approximately 14.5% of the Shares outstanding as of October 31, 2022.

Open Market Share Repurchase Plan

Subsequent to the completion of the Offer, we plan to enter into open market repurchases of our shares to facilitate the repurchase of up to approximately $60.0 million of our Shares, with a current goal to complete this element of the capital return program by the end of 2023.

At the completion of our debt paydown and capital return program, we expect to have a streamlined balance sheet with no long-term debt. We are currently approaching breakeven cash flow from operations, driven by disciplined spending throughout the Company and the growth in sales of YUPELRI.

Corporate Restructuring Update

As previously announced in September 2021, our Board of Directors approved a plan to focus our resources on our most promising programs and reduce the size of the Company in order to maximize shareholder value. The corporate restructuring (the “Restructuring”) resulted in us reducing headcount by approximately 75%. A majority of the total reduction in workforce occurred at the end of November 2021, and the remainder was completed at the end of February 2022. Since the Restructuring was announced and through its completion in the third quarter of 2022, we incurred $31.6 million in Restructuring and related expenses, which was consistent with our expectations.

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

Core Program Updates

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

Under the terms of the Viatris Development and Commercialization Agreement, as of September 30, 2022, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments totaling up to $257.5 million in the aggregate with $205.0 million associated with YUPELRI monotherapy and $52.5 million associated with future potential combination products. Of the $205.0 million associated with monotherapy, $187.5 million relates to sales milestones based on achieving certain levels of net sales and $17.5 million relates to global development and regulatory actions. The $52.5 million associated with future potential combination products relates solely to global development and regulatory actions.

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

While Viatris records the total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
YUPELRI net sales (implied 35%)	$18,698	$13,806	$4,893	35%	$51,158	$41,334	$9,824	24%
Viatris collaboration revenue	12,445	10,397	2,048	20	34,010	31,716	2,294	7

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

In April 2022, we reported that the REDWOOD Phase 3 clinical study’s primary endpoint was not statistically significant for the overall population of patients which included patients with Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and MSA. The pre-specified subgroup analysis by disease type suggests the benefit seen in patients receiving ampreloxetine was largely driven by MSA patients. The benefit to MSA patients in the study was observed in multiple endpoints including Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite, Orthostatic Hypotension Daily Activities Scale (“OHDAS”) composite, Orthostatic Hypotension Questionnaire (“OHQ”) composite and OHSA #1. Throughout the study, there was no indication of worsening of supine hypertension. Data suggest that ampreloxetine was well-tolerated and no new safety signals were identified.

We recently held a Type C meeting with the FDA. From this meeting, we aligned on a path to an NDA filing with one additional Phase 3 clinical study in MSA patients with symptomatic nOH. We expect this additional Phase 3 study to begin enrolling as early as the first quarter of 2023, and we expect to see efficiencies related to enrollment time and overall R&D expenditures.

On July 13, 2022, in conjunction with the TRELEGY Royalty Transaction, Royalty Pharma agreed to invest up to $40.0 million to advance the development of ampreloxetine in MSA in exchange for unsecured low single-digit royalties. Royalty Pharma’s $40.0 million investment in ampreloxetine includes a $25.0 million upfront payment and an additional $15.0 million payment upon the first regulatory approval of ampreloxetine. We anticipate that the $25.0 million upfront investment in ampreloxetine will fund the majority of the Phase 3 study costs. In exchange, Royalty Pharma will receive future unsecured royalties of 2.5% on annual global net sales up to $500.0 million and 4.5% on annual global net sales over $500.0 million. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the amounts invested by Royalty Pharma would not be repaid by us. On July 20, 2022, the TRELEGY Royalty Transaction was completed, and we received $25.0 million in cash from Royalty Pharma related to ampreloxetine royalty rights.

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

Other Asset Highlights

Mid- and Long-Term Economic Interest in GSK-Partnered Respiratory Programs

On July 20, 2022, we completed the sale of all of our Issuer II Class C Units in TRC representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY to Royalty Pharma.

From and after January 1, 2023, for any calendar year starting with the year ending December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for the Assigned

Collaboration Products (as defined in the Purchase Agreement) being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payments”), which may total $250.0 million in the aggregate. The first Milestone Payment of $50.0 million will be triggered if Royalty Pharma receives $240.0 million or more in royalty payments from GSK with respect to 2023 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales reach approximately $2.863 billion. Royalties payable from GSK to Royalty Pharma are upward-tiering from 6.5% to 10%.

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

As of September 30, 2022, we are eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, we are eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

Velusetrag (TD-5108)

Velusetrag is an oral, investigational medicine developed for gastrointestinal motility disorders. It is a highly selective agonist with high intrinsic activity at the human 5-HT4 receptor.

Sale to Alfasigma S.p.A.

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

Selective 5-HT4 Agonist (TD-8954)

TD-8954 is a selective 5-HT4 receptor agonist being developed for potential use in the treatment of gastrointestinal motility disorders. Pursuant to a License and Collaboration Agreement that we executed in June 2016 with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), Takeda is conducting a Phase 2 study of TD-8954 as a potential treatment for post-operative gastrointestinal dysfunction.

Research Projects

We have streamlined and narrowed our R&D focus with disciplined spending on the projects with the highest potential value. Our enhanced focus is on near-term value opportunities which include driving YUPELRI growth and initiating a new FDA-aligned ampreloxetine Phase 3 study.

2023 Annual General Meeting of Shareholders

The Company will hold its 2023 Annual General Meeting of Shareholders on Tuesday, May 2, 2023, in Dublin, Ireland. Further information regarding the Annual General Meeting will be provided in the Company's proxy materials, which will be filed with the SEC and made available to shareholders prior to the Annual General Meeting.

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

Results of Operations

Revenue

Revenue, as compared to the comparable periods in the prior year, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Viatris collaboration agreement	$12,445	$10,397	$2,048	20%	$34,010	$31,716	$2,294	7%
Collaboration revenue	6	2,797	(2,791)	(100)	187	8,649	(8,462)	(98)
Licensing revenue	—	—	—	—	2,500	—	2,500	NM
Total revenue	$12,451	$13,194	$(743)	(6)%	$36,697	$40,365	$(3,668)	(9)%

NM: Not Meaningful

Revenue from the Viatris collaboration agreement for YUPELRI was $12.4 million and $34.0 million for the three and nine months ended September 30, 2022, respectively, and represented increases of 20% and 7% compared to the respective periods in 2021. These revenue amounts represent the receivables due from Viatris during the periods. In the third quarter of 2022, YUPELRI continued to increase its share of the long-acting nebulized COPD market and continued to be profitable for us on a brand basis.

While Viatris records the total net sales of YUPELRI within its own financial statements, Viatris collaboration agreement revenue in our financial statements includes our implied 35% share of aggregate net sales of YUPELRI of $18.7 million and $51.2 million for the three and nine months ended September 30, 2022, respectively, which represented increases of 35% and 24% over the respective prior year periods.

Our other collaboration revenue decreased by $2.8 million and $8.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily due to the recognition of the remaining non-cash Janssen collaboration revenue in the fourth quarter of 2021 resulting from the planned close-out of the izencitinib program.

Licensing revenue increased by $2.5 million for the nine months ended September 30, 2022, compared to the same period in 2021. The $2.5 million recognized in the first half 2022 was due to a development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Employee-related	$3,615	$7,506	$(3,891)	(52)%	$13,846	$39,521	$(25,675)	(65)%
Share-based compensation	2,623	6,956	(4,333)	(62)	10,710	22,192	(11,482)	(52)
External-related	739	23,693	(22,954)	(97)	12,768	78,551	(65,783)	(84)
Facilities, depreciation and other allocated expenses	2,890	5,584	(2,694)	(48)	11,367	22,167	(10,800)	(49)
Total research & development	$9,867	$43,739	$(33,871)	(77)%	$48,691	$162,431	$(113,739)	(70)%

R&D expenses decreased by $33.9 million and $113.7 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, and the decreases were across all R&D categories in both periods. External-related expenses decreased by $23.0 million and $65.8 million for the three and nine months ended September 30, 2022, respectively, and were the largest contributor to the total R&D expense decreases. The decreases in external-related expenses were primarily due to the completion, or near completion, of expenses related to the izencitinib program and ampreloxetine studies. The decreases across the remaining R&D categories were primarily related to the Restructuring announced in September 2021 and completed in the third quarter of 2022, which resulted in significant reductions, including (i) employee-related expenses of $3.9 million and $25.7 million; and (ii) share-based compensation expenses of $4.3 million and $11.5 million, for the three and nine months ended September 30, 2022, respectively. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.7 million and $4.7 million for three and nine months ended September 30, 2022, respectively, and $3.3 million and $6.0 million for the three and nine months ended September 30, 2021, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Selling, general and administrative	$16,277	$21,299	$(5,022)	(24)%	$51,105	$77,780	$(26,675)	(34)%

Selling, general and administrative expenses decreased by $5.0 million and $26.7 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases were primarily attributed to (i) a $1.5 million and $15.5 million reduction in employee-related expenses, and (ii) a $1.8 million and $7.0 million reduction in external-related expenses, for the three and nine months ended September 30, 2022, respectively. These decreases were primarily due to the Restructuring. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $5.2 million and $16.5 million for the three and nine months ended September 30, 2022, respectively, and $7.4 million and $23.0 million for the three and nine months ended September 30, 2021, respectively. These period-over-period reductions in share-based compensation expense were also primarily driven by the Restructuring.

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

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%		2022	2021	$	%
Restructuring and related expenses (credit)	$(202)	$1,771	$(1,973)	(111)%		$5,840	$1,771	$4,069	230%
Share-based compensation expense (non-cash)	711	—	711	NM		5,587	—	5,587	NM
Total restructuring and related expenses	$509	$1,771	$(1,262)	NM	%	$11,427	$1,771	$9,656	NM	%

NM: Not Meaningful

The Restructuring and related expenses were primarily comprised of one-time severance payments, employee-related separation costs, retention costs, and other Restructuring-related expenses. Of the total $0.5 million and $11.4 million in Restructuring and related expenses for the three and nine months ended September 30, 2022, respectively, $0.1 million and $5.3 million, respectively, were related to R&D expenses and $0.4 million and $6.2 million, respectively, were related to selling, general and administrative expenses. The total Restructuring-related expenses of $0.5 million and $11.4 million for the three and nine months ended September 30, 2022, respectively, also included non-cash charges of $0.7 million and $5.6 million, respectively, which were primarily related to the modification of equity awards for employees affected by the Restructuring and certain related awards for other employees.

Since the Restructuring was announced and through its completion in the third quarter of 2022, we incurred $31.6 million in Restructuring and related expenses, which was consistent with our expectations. The $31.6 million was comprised of $17.4 million in cash expenses associated with employee termination benefits and related costs and $14.2 million in non-cash expenses primarily relating to share-based compensation expense.

Interest Expense

Interest expense primarily consisted of interest payments due on our 9.5% non-recourse TRELEGY notes due 2035 (the “Non-Recourse 2035 Notes”) and the 3.25% convertible senior notes due 2023 (the “Convertible Senior 2023 Notes”), as well as the amortization of the associated debt issuance costs. Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
3.25% Convertible senior notes due 2023	$(1,121)	$(2,136)	$1,015	(48)%	$(5,395)	$(6,410)	$1,015	(16)%
Ampreloxetine royalty contingency (non-cash)	(424)	—	(424)	NM	(424)	—	(424)	NM
Total interest expense	$(1,545)	$(2,136)	$591	(28)%	$(5,819)	$(6,410)	$591	(9)%

NM: Not Meaningful

Interest expense was $1.5 million and $5.8 million for the three and nine months ended September 30, 2022. The decreases in interest expense compared to the prior year periods were primarily due to the retirement of all of our remaining long-term debt in the third quarter of 2022. We do not anticipate having material cash interest expense in the near term or foreseeable future.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was as follows:

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%		2022	2021	$	%
Loss on extinguishment of debt	$(3,034)	$—	$(3,034)	NM	%	$(3,034)	$—	$(3,034)	NM	%

NM: Not Meaningful

For the three and nine months ended September 30, 2022, we incurred a $3.0 million loss on the extinguishment of our 3.25% convertible senior notes due 2023 that was completed in August 2022. The $3.0 million loss was comprised of transaction costs related to the extinguishment and the write-off of the remaining debt issuance costs.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%	2022	2021	$	%
Interest income and other income (expense), net	$2,758	$(166)	$2,924	(1,761)%	$4,823	$771	$4,052	526%

Interest income and other income (expense), net, increased by $2.9 million and $4.1 million for the three and nine months ended September 30, 2022, respectively. The increases were primarily due to higher interest income related to an increase in our investment balances in July 2022, as well as the sale of velusetrag to Alfasigma in June 2022 which resulted in a net gain of approximately $2.7 million.

Provision for Income Tax Benefit (Expense) – Continuing Operations

The provision for income tax benefit (expense) related to continuing operations, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%		2022	2021	$	%
Provision for income tax benefit (expense) - Continuing operations	$—	$7	$(7)	NM	%	$(12)	$—	$(12)	NM	%

NM: Not Meaningful

We recorded a $12,000 income tax expense for the nine months ended September 30, 2022 related to our continuing operations.

We were recently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. The examination was completed in the third quarter of 2022 with minimal adjustments to the 2018 federal tax return.

Net Income from Discontinued Operations (After tax)

Net income from discontinued operations, after tax, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(In thousands)	2022	2021	$	%		2022	2021	$	%
Net income from discontinued operations	$932,654	$20,602	$912,052	NM	%	$961,062	$39,864	$921,198	NM	%

NM: Not Meaningful

The sale of our equity interests in TRC, in July 2022, resulted in the income from our investment in TRC, interest expense related to our Non-Recourse 2035 Notes, and the associated net gain from the sale to be reclassified as net income from discontinued operations for both the current and comparable prior year periods.

The $932.7 million and $961.1 million in net income from discontinued operations for the three and nine months ended September 30, 2022, respectively, were primarily attributed to the $1,141.1 million net realized gain from the sale of our equity interests in TRC. This gain was partially offset by a $24.0 million loss on the extinguishment of our 9.5% non-recourse TRELEGY notes due 2035 in July 2022 and a $182.4 million provision for income tax expense in the third quarter of 2022. The income tax expense was primarily attributed to the gain from the TRC sale which was partially offset by the release of beginning of the year valuation allowance on the US federal and state (excluding California) deferred tax assets of $61.9 million.

Liquidity and Capital Resources

As a result of the approximate $1.1 billion in cash proceeds received from the TRELEGY Royalty Transaction completed in July 2022 (see page 23), our cash position increased significantly during the third quarter of 2022. In connection with TRELEGY Royalty Transaction, we repaid our Non-Recourse 2035 Notes for approximately $420.0 million and subsequently repaid our convertible senior notes due 2023, at par, for approximately $230.0 million.

Following the completion of the paydown of all of our long-term debt, our Board of Directors authorized a $250.0 million capital return program consisting of the three elements listed below:

(i)	Completion of a $94.0 million repurchase of our shares previously held by GSK Finance and its affiliates in September 2022;

(ii)	Initiation of a modified Dutch auction tender offer to repurchase up to $95.0 million of our shares that is expected to close in early November 2022;

(iii)	Subsequent to the modified Dutch auction tender offer, the initiation of an Open Market Stock Repurchase Plan to facilitate the repurchase of up to approximately $60.0 million of our shares in open market purchases with a current goal to complete this element of the capital return program by the end of 2023.

As of September 30, 2022, we had approximately $486.8 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and a streamlined balance sheet with no long-term debt. As a result of the net gain realized from the TRELEGY Royalty Transaction, we anticipate making an estimated tax liability payment of approximately $120.6 million to the tax authorities in December 2022.

Corporate Restructuring Update

As previously announced in September 2021, our Board of Directors approved a plan to focus our resources on our most promising respiratory programs and reduce the size of the Company in order to maximize shareholder value. The corporate restructuring (the “Restructuring”) resulted in us reducing headcount by approximately 75%. A majority of the total reduction in workforce occurred at the end of November 2021, and the remainder was completed at the end of February 2022. Since the Restructuring was announced and through its completion in the third quarter of 2022, we incurred $31.6 million in Restructuring and related expenses, which was consistent with our expectations.

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

Despite the expected expense savings from the Restructuring, we may incur net losses over the next several years due to several factors, including but not limited to, the loss of future income as a result of the TRELEGY Royalty Transaction and expenditures relating to our drug discovery and commercialization efforts. In the past, we have received a number of significant payments from collaboration agreements and other significant transactions. In the future, we may continue to receive potential substantial payments from future collaboration transactions if the drug candidates in our pipeline achieve positive clinical or regulatory outcomes or if our product candidates are approved and meet certain milestones.

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

Adequacy of cash resources to meet future needs

We are currently approaching breakeven cash flow from operations, driven by disciplined spending throughout the Company and the growth of YUPELRI. We expect our cash, cash equivalents and marketable securities will be sufficient to fund our capital return program and our operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021	Change
Net cash used in operating activities	$(62,936)	$(165,424)	$102,488
Net cash provided by investing activities	1,114,848	113,670	1,001,178
Net cash (used in) provided by financing activities	(723,334)	91,711	(815,045)

Net cash flows used in operating activities

Net cash used in operating activities was $62.9 million for the nine months ended September 30, 2022, of which $57.3 million was used in continuing operations and $5.6 million was used in discontinued operations, consisting of net income of $882.5 million, adjustments for non-cash expenses and other reconciling items of ($1,108.4) million, primarily related to the net gain from the sale of our equity interests in TRC, and a net increase in cash resulting from changes in operating assets and liabilities of $163.0 million.

Net cash used in operating activities was $165.4 million for the nine months ended September 30, 2021, of which $190.5 million was used in continuing operations and $25.1 million was provided by discontinuing operations, consisting of a net loss of $167.4 million, adjustments for non-cash expenses and other reconciling items of $34.0 million and a net decrease in cash resulting from changes in operating assets and liabilities of $32.1 million.

Net cash flows provided by investing activities

Net cash provided by investing activities was $1,114.8 million for the nine months ended September 30, 2022, of which $19.7 million was from continuing operations and $1,095.1 million was from discontinued operations, consisting primarily of $15.4 million in net cash inflow from the purchase and maturities of marketable securities and $1,095.1 million in net proceeds related to the sale of our equity interests in TRC.

Net cash provided by investing activities from continuing operations was $113.7 million for the nine months ended September 30, 2021, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $116.6 million and partially offset by $3.0 million used for the purchase of property and equipment.

Net cash flows (used in) provided by financing activities

Net cash used in financing activities was $723.3 million for the nine months ended September 30, 2022, of which $703.1 million was used in continuing operations and $20.2 million was used in discontinued operations, consisting primarily of a $94.0 million cash outflow related to the repurchase of ordinary shares, a $631.6 million cash outflow related to the extinguishment of debt, and a $20.2 million cash outflow related to a debt redemption premium. These cash outflows were partially offset by a $24.5 million cash inflow related to the funding of an additional Phase 3 study for the ampreloxetine program.

Net cash provided by financing activities from continuing operations was $91.7 million for the nine months ended September 30, 2021, consisting of the sale of 7,705,000 ordinary shares for total net proceeds of $108.2 million and $2.9 million in proceeds from ESPP and share option purchases. These proceeds were partially offset by $10.7 million in principal payments on our Non-Recourse 2035 Notes and $8.6 million related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2022. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Performance-Contingent Awards

We periodically grant share-based and cash-based performance-contingent awards to our employees. For the three and nine months ended September 30, 2022, we recognized $0.4 million and $0.6 million, respectively, of aggregate share-based compensation expense related to performance-contingent awards. There were no cash-based performance-contingent expenses recognized for the three and nine months ended September 30, 2022. As of September 30, 2022, the maximum remaining expense related to outstanding share-based performance-contingent awards was $2.1 million which had performance vesting dates through February 2027.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of September 30, 2022, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2022, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We may never achieve or sustain profitability from our operations over the long term;

●	If YUPELRI does not continue to be accepted by physicians, patients, third-party payors, or the medical community in general, we may not receive significant additional revenues from sales of this product;

●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;

●	Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned;

●	Our ongoing drug discovery and development efforts might not generate additional successful product candidates or approvable drugs;

●	Our capital return program and our restructuring activities may not provide the benefits we anticipate;

●	We do not control the commercialization of TRELEGY; accordingly our receipt of Milestone Payments and receipt of the value we currently anticipate from the Outer Years Royalty will depend on, among other factors, GSK’s ability to further commercialize TRELEGY; and

●	If there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not receive Milestone Payments or the revenue we expect from the Outer Years Royalty, which would harm our business and could cause the price of our securities to fall.

RISKS RELATING TO THE COMPANY

We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We are currently approaching breakeven cash flow from operations; however, we may never generate sufficient revenue to achieve sustainable profitability from our operations. Although we recognized $916.6 million and $882.5 million of net income for the three months and nine months ended September, 30, 2022, respectively, which results were largely driven by net income from discontinued operations following the one-time TRC Transaction, we recognized $16.0 million and $78.6 million in net losses from continuing operations during the corresponding periods. Despite the fact that we are approaching breakeven cash flow from operations, we may continue to incur net losses over the next several years due to expenditures relating to our continuing drug discovery efforts and preclinical and clinical development of our current product candidates. During the years ended December 31, 2021 and 2020, we recognized net losses of $199.4 million and $278.0 million, respectively, which are reflected in the shareholders’ equity (deficit) on our condensed consolidated balance sheets. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $843.5 million as of September 30, 2022. To the extent we advance our product candidates into and through later stage clinical studies without a partner, we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to grow our development pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of our existing product candidates, our discovery programs, and YUPELRI will require ongoing funding. Our operating expenses also will increase if, among other things:

●	our earlier stage potential products move into later-stage clinical development, which is generally more expensive than early stage development;

●	additional preclinical product candidates are selected for clinical development;

●	we pursue clinical development of our potential or current products in new indications;

●	our clinical trials become more complicated or need to be extended due to the COVID-19 pandemic or other external factors;

●	we increase the number of patents we are prosecuting or maintaining or otherwise expend additional resources on patent prosecution or defense; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

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

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with us, we may not be able to develop or commercialize our partnered product candidates as planned.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book (and those commercializing products with respect to which we have an economic interest or right to receive royalties have patents protecting their products) generic applicants could potentially submit “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. We have not received any such paragraph IV notifications nor are we aware of any with respect to products in which we have an economic interest or right to receive royalties, but if any competitors successfully challenge the patents related to these products, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months, even assuming that we purchase $95.0 million of our ordinary shares pursuant to our ongoing tender offer and that we purchase $60.0 million of our ordinary shares pursuant to an open-market share repurchase program by the end of 2023. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The Restructuring was completed during the third quarter of 2022. If our current operating plans or financial forecasts change, we may require or seek additional funding sooner in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of September 30, 2022, we had cash, cash equivalents and short-term marketable securities of $486.8 million.

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

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. We do not have any outstanding long-term debt, but if additional debt is issued or we otherwise borrow additional funds in the future, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

Furthermore, the terms of any debt securities we may issue in the future may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness, pay dividends on or repurchase our share capital, or make certain acquisitions or investments. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control.

We may fail to achieve the expected cost savings and related benefits from our Restructuring.

In September 2021, our Board approved a plan to restructure our business operations to drive long term sustainable revenue growth, better align resources, improve operational efficiencies and to increase profitability. Following the completion of this Restructuring in the third quarter of 2022, our management and employees are primarily focused on managing our most promising programs. As part of the Restructuring, we reduced employee headcount by approximately 75%. We incurred total Restructuring and related expenses of $31.6 million comprised of $17.4 million in cash expenses and $14.2 million in non-cash expenses. The Restructuring and related expenses were primarily comprised of severance, retention, and other costs relating to the Restructuring and were incurred from the third quarter of 2021 through the third quarter of 2022. Affected employees received notification and were eligible to receive severance payments based on their responsibilities within the organization and years of service, contingent upon effectiveness of an affected employee's a separation agreement, which includes a general release of claims against us.

The Restructuring was completed in the third quarter of 2022. Our plans may change as we continue to optimize our asset portfolio to maximize shareholder value, and there can be no guarantee that the Restructuring will result in long term sustainable revenue growth, the better alignment of resources, improvement in operational efficiencies and increased profitability, and such results may fall short of the benefits we expected from the Restructuring or may not occur on the timeline that we expect. The foregoing factors could cause us not to achieve the expected benefits of these actions, and adversely affect our financial condition.

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

External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil, including the ongoing hostilities between Russia and Ukraine, similar events in many parts of the world or the worsening of such factors, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. These geopolitical, social and economic conditions could harm our business.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2022, we owned 252 issued US patents and 1,631 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

The risks identified in the two preceding risk factors may also apply to the intellectual property protection efforts of our partners or future partners and to GSK with respect to TRELEGY in which we maintain the Ongoing Economic Interest. To the extent the intellectual property protection of any partnered assets is successfully challenged or encounters problems with the US Patent and Trademark Office or other comparable agencies throughout the world, the future commercialization of these potential medicines could no longer be economically feasible. Any challenge to the intellectual property protection of a late-stage development or commercial-stage asset, particularly those of TRELEGY, could harm our business and cause the price of our securities to fall.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other changes, requires the Department of Health and Human Services to negotiate, with respect to Medicare units and subject to a specified cap, the price of a set number of certain high Medicare spend drugs and biologicals per year starting in 2026, penalizes manufacturers of certain Medicare Parts B and D drugs for price increases above inflation, and makes several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs, and a change in manufacturer liability under the program. Although we are monitoring developments relating to the IRA, it is currently unclear to us how the IRA will be implemented or whether it will be amended or subject to legal challenge, and the impact of the IRA on our business and our industry cannot yet be fully determined.

In addition, the Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), is a sweeping measure intended to expand healthcare coverage within the US, primarily through the imposition of health insurance mandates on employers and individuals (the latter of which since made non-enforceable), the provision of subsidies to eligible individuals enrolled in plans offered on the health insurance exchanges, and expansion of the Medicaid program. This law has substantially changed the way healthcare is financed by both governmental and private insurers and has significantly impacted the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

On December 21, 2020, CMS issued a final regulation that modified prior Medicaid Drug Rebate program regulations to permit reporting multiple best price figures with regard to value based purchasing arrangements; and to provide definitions for “line extension,” “new formulation,” and related terms, with the practical effect of expanding the scope of drugs considered to be line extensions that are subject to an alternative rebate formula. While the regulatory provisions that purported to affect the applicability of the best price and average manufacturer price exclusions of manufacturer-sponsored patient benefit programs were invalidated by a court, such programs may continue to negatively affect us in other ways. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program have increased and will continue to increase the costs and the complexity of compliance, and could have a material adverse effect on results of operations for us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties, particularly if CMS challenges the approach taken to comply with the regulations and other law.

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

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Civil monetary penalties can be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due. The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program, which may increase our Part D liability. In addition, starting October 2022, the IRA establishes a Medicare Part D inflation rebate scheme, under which, generally speaking, manufacturers will owe additional rebates if the average manufacturer price of a Part D drug increases faster than the pace of inflation. Failure to timely pay a Part D inflation rebate is subject to a civil monetary penalty.

The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Further, starting January 2023, the IRA establishes a Medicare Part B inflation rebate scheme, under which, generally speaking, manufacturers will owe rebates if the average sales price of a Part B drug increases faster than the pace of inflation. Failure to timely pay a Part B inflation rebate is subject to a civil monetary penalty. These or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies.

Additionally, in November 2020, the Department of Health and Human Services finalized a previously abandoned proposal to amend the discount safe harbor regulation of the federal anti-kickback statute in a purported effort to create incentives to manufacturers to lower their list prices, and to lower federal program beneficiary out-of-pocket costs. The rule, for which the effective date was delayed to 2032 in the IRA, revises the discount safe harbor to exclude manufacturer rebates to Medicare Part D plans, either directly or through pharmacy benefit managers (“PBMs”), creates a new safe harbor for point-of-sale price reductions that are set in advance and are available to the beneficiary at the point-of-sale, and creates a new safe harbor for service fees paid by manufacturers to PBMs for services rendered to the manufacturer. It is unclear whether the rule will be further delayed, rewritten, or allowed to go into effect, and if so, what the effect of the rule will be on negotiations of coverage for our products with Medicare Part D plans, or whether the rule will affect our coverage arrangements with commercial insurers. It is also unclear whether the rule will have the intended effect of reducing net prices and beneficiary out-of-pocket costs without also increasing Medicare Part D premiums, which may impact the willingness of Part D plans to cover our products and the price concessions or other terms the plans or their PBMs may seek from us.

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

Prior to the sale of VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) in November 2018, we had certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we had obligations to report average sales price under the Medicare program. Following the consummation of the transaction with Cumberland, our price reporting obligations related to VIBATIV have been transitioned to Cumberland, and price reporting obligations for YUPELRI reside with Viatris. We retain certain obligations with respect to record retention for these programs.

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

The market price for our shares has fluctuated, and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold to third parties within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;

●	any adverse developments or results or perceived adverse developments or results with respect to TRELEGY;

●	any adverse developments or results or perceived adverse developments or results with respect to our clinical development programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs (including any class-based risks that emerge as a FDA or other regulatory agency focus), or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as the COVID-19 pandemic and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares;

●	the sale of large concentrations of our shares to third parties, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our largest shareholder, Woodford Investment Management Limited, divested its holdings in 2019;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

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

Based solely on our review of publicly available filings, as of September 30, 2022, our three largest shareholders collectively owned 40.4% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares. The beneficial ownership percentage of any of our shareholders would increase if they do not participate in our ongoing issuer tender offer and do not otherwise sell their shares, assuming that our ongoing tender offer is consummated and we repurchase shares pursuant to our authorized open-market purchase program.

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

We are in the process of implementing a strategy to return capital to our shareholders. But there is no guarantee that it will be fully implemented; as a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our capital shares. In September 2022, however, our Board of Directors authorized a $250.0 million capital return program, consisting of the following three elements: the repurchase of GSK’s ordinary shares, which was completed on September 20, 2022, a Dutch auction tender offer for up to $95.0 million of our ordinary shares, and an Open Market Share Repurchase Program for approximately $60.0 million dollars with the goal of completing it by the end of 2023. The tender offer has not yet been completed, its consummation is subject to conditions, and if it is oversubscribed, we may not repurchase all the shares tendered by participating shareholders. Moreover, no purchases have been made pursuant to the authorized open market share repurchase program. There is therefore no guarantee that capital return program will be fully implemented on a timely basis or at all or that shareholders will participate at the rates they expect. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number		Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date
2.1(1)		Equity Purchase and Funding Agreement, dated as of July 13, 2022, by and between Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV		8-K	July 14, 2022

10.1		Master Consent, dated as of July 13, 2022, by and among Glaxo Group Limited, Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV		8-K	July 14, 2022

10.2	(1)

Release Agreement, dated as of July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC, Royalty Pharma Investments 2019 ICAV, Theravance Respiratory Company, LLC, Theravance Biopharma, Inc., Theravance Biopharma US Holdings, Inc. and Triple Royalty Sub II LLC

				8-K	July 14, 2022

10.3	(1)	Share Repurchase Agreement dated September 16, 2022, by and between Theravance Biopharma, Inc. and GSK Finance (No.3) plc		SC TO	September 28, 2022

10.4		First Amendment to the Theravance Biopharma, Inc. Change in Control Severance Plan	X

31.1		Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2		Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(2)		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2022, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed

X

Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

104	Cover Page Interactive Data File (Formatted in iXBRL and contained in Exhibit 101)	X
(1)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2)(ii), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.
(2)	The certifications provided as Exhibit 32 are being furnished to accompany the Report pursuant to 18 U.S.C. Section 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: November 9, 2022	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	/s/ Andrew Hindman
Andrew Hindman Senior Vice President and Chief Financial Officer
(Principal Financial Officer)