Form 10-K
period 2022-12-31
Theravance Biopharma, Inc.
filed 2023-03-01
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $677.0 million, based upon the closing price of $9.06 on the Nasdaq Global Market on June 30, 2022.

On February 21, 2023, there were 62,864,474 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2023 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.

2022 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while the effects of COVID-19, including new variants, may continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs, and the value of and market for our ordinary shares, will depend on future developments that are uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the ultimate duration of the COVID-19 pandemic, travel restrictions, quarantines, vaccination levels, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to manage and treat the disease, including vaccine availability, distribution, acceptance and effectiveness. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

2022 Highlights

YUPELRI Sales Growth

In 2022, YUPELRI continued it sales growth trajectory and reached all-time high net sales and profitability on an annual basis. Through the combined commercialization efforts with our partner Viatris Inc. (“Viatris”), aggregate YUPELRI net sales increased by 25% in 2022 compared to 2021. While Viatris records the total YUPELRI net sales, we are entitled to a 35% share of the profits and losses pursuant to a co-promotion agreement with Viatris.

Sale of Theravance Respiratory Company, LLC

In July 2022, we completed the sale of all of our equity interests in Theravance Respiratory Company, LLC (“TRC”) representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) for approximately $1.1 billion in upfront cash while retaining future value through the right to receive contingent milestone payments and certain outer year-royalties (the “TRELEGY Royalty Transaction”).

Debt Paydown and Capital Return Program

In July and August 2022, we completed the process to retire all of our outstanding debt. We repaid our 9.5% non-recourse TRELEGY notes due 2035 for approximately $420.0 million on July 20, 2022. We also completed a tender offer to retire $230.0 million in principal amount of our 3.25% convertible senior notes due 2023, at par, on August 25, 2022. Following the retirement of all of our outstanding debt, we initiated a $250.0 million capital return program to shareholders.

Ampreloxetine Funding

In conjunction with the TRELEGY Royalty Transaction, in July 2022, we received a $25.0 million upfront cash investment from Royalty Pharma, and we shall receive another $15.0 million cash investment upon the first regulatory approval of ampreloxetine. The upfront $25.0 million cash received is expected to fund the majority of our new Phase 3 study for the use of ampreloxetine for patients suffering from Multiple System Atrophy (“MSA”) and symptomatic neurogenic orthostatic hypotension (“nOH”).

Reduction of Office Space

As a result of our reduction in workforce that was announced in September 2021, in the second quarter of 2022, we reduced our occupied leased office space by approximately 83,000 square feet representing approximately 57% of our total occupied leased office at the beginning of 2022. The reduction of occupied leased office space was achieved through a sublease of a significant portion of our offices in South San Francisco, California, and a move to a smaller office in Dublin, Ireland. We estimate that the cumulative cash savings from the reduction in occupied leased office space to be approximately $54.1 million over the life of the original South San Francisco and Dublin lease terms ending in May 2030 and April 2027, respectively.

2023 Strategic Actions

On February 27, 2023, we announced additional strategic actions to sharpen the Company’s focus and deliver on its commitment to create shareholder value:

●	Capital Return Program increased to $325.0 million – Our board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of February 27, 2023, we have repurchased $155.3 million of shares, including $27.1 million in 2023, and we have approximately $170.0 million remaining in the capital return program which is expected to be completed by the end of 2023.

●	Discontinuing investments in research – We plan to prioritize resource allocation toward the ampreloxetine Phase 3 study and completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR) Phase 4 study and discontinue our research activities including the inhaled Janus kinase (JAK) inhibitor program. As a result of halting further research investment, our headcount is being reduced by approximately 17% with the reductions planned for completion by the end of March 2023. We also plan to seek a partnership to continue progression of our inhaled JAK inhibitor program.

●	Appointed independent director to the board and commit to governance change – We appointed a new independent director as part of our ongoing commitment to board refreshment, and we intend to put forth a proposal to declassify the board of the directors over time at the May 2, 2023, Annual General Meeting of Shareholders.

Impact of COVID-19 Pandemic

The effects of the COVID-19 pandemic and the related actions by governments, companies, and individuals around the world in an attempt to manage the spread of the virus (including new variants of COVID-19) continue to present a public health and economic challenge. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including revenue, expenses, clinical trials and research and development costs, will depend on future developments that are uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, new variants or sub-variants of the COVID-19 virus, and the actions taken to manage or treat the disease, including vaccine availability, distribution, acceptance and effectiveness.

As part of our response to the ongoing challenges presented by the COVID-19 pandemic, we continue to take steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. We expect to continue to implement measures as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial sites and participants, the patients we serve, and other stakeholders in light of COVID-19.

Our Programs

The chart below summarizes the status of our approved product, product candidates in development, and economic interest.

Glossary of Defined Terms used in Table Above:

COPD: Chronic Obstructive Pulmonary Disease;

FF: Fluticasone Furoate;

JAKi: Janus Kinase Inhibitor;

LAMA: Long-Acting Muscarinic Antagonist;

PIFR: Peak Inspiratory Flow Rate;

UMEC: Umeclidinium; and

VI: Vilanterol

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

We co-developed YUPELRI with our collaboration partner, Viatris Inc. Under the terms of the Viatris Development and Commercialization Agreement (the “Viatris Agreement”), we led the US Phase 3 development program for YUPELRI in COPD, and Viatris was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application, after which costs were shared. YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD in November 2018. In the US, Viatris is leading the commercialization of YUPELRI, and we co-promote the product under a profit and loss sharing arrangement (65% to Viatris; 35% to us). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI.

In June 2019, we announced the expansion of the Viatris Agreement to grant Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, we received an upfront payment of $18.5 million (before a required tax withholding) and is eligible to receive additional potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. In March 2020, we earned a $1.5 million development milestone for the acceptance of a clinical trial application associated with the use of revefenacin monotherapy in China and adjacent territories. Viatris is responsible for all aspects of development and commercialization in the China ad adjacent territories, including pre- and post-launch activities and product registration and all associated costs.

Under the terms of the Viatris Agreement, as amended, as of December 31, 2022, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the EU.

In August 2021, we announced that in collaboration with our partner Viatris, we were initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either YUPELRI delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients. In the future, this study could also be used to support promotional efforts for YUPELRI, which could aid in the capture of more of YUPELRI’s addressable market and further strengthen its competitive advantage. we have agreed to pay 35% of the Phase 4 study costs, and Viatris has agreed to pay 65% of the Phase 4 study costs. In January 2022, we announced the enrollment of the first patient in the Phase 4 study.

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
YUPELRI net sales (implied 35%)	$70,653	$56,678	$49,979	$13,975	25%	$6,699	13%
Viatris collaboration revenue	48,624	43,848	43,893	4,776	11	(45)	(0.1)

Since March 2020, YUPELRI’s growth trajectory has been impacted by the COVID-19 respiratory pandemic. However, in late 2021, we began to observe more sustained growth in YUPELRI sales. We continue to monitor external factors that are associated with the current healthcare market which may be impacting demand for YUPELRI due to the ongoing COVID-19 pandemic, including the return of customer orders to pre-pandemic utilization levels and the duration of use. Although pandemic restrictions have receded in many regions at this time, we are not able to predict with certainty the ultimate enduring disruptive impact of the ongoing pandemic on YUPELRI sales, and it is possible the pandemic may continue to put downward pressure on our sales. As a result, sales volatility may continue throughout 2023. As we have throughout the pandemic, we will continue to track market adoption, including formulary inclusion success and the various aspects of market access. We and Viatris continue to supply YUPELRI to our patients and currently do not anticipate any material interruptions in supply.

Ampreloxetine (TD-9855)

Ampreloxetine is an investigational, once-daily norepinephrine reuptake inhibitor (“NRI”) that we are developing for the treatment of patients with Multiple System Atrophy (“MSA”) and symptomatic neurogenic orthostatic hypotension (“nOH”). nOH is caused by primary autonomic failure conditions and the majority of patients with MSA experience symptoms of nOH. Ampreloxetine has high affinity for binding to the norepinephrine (“NE”) transporter. By blocking the action of the NE transporter, ampreloxetine causes an increase in extracellular concentrations of norepinephrine. Ampreloxetine is wholly owned by Theravance Biopharma.

Based on positive results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in study in early 2019. The Phase 3 program consisted of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and MSA patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of the same patient groups response to ampreloxetine. The protocol for the pivotal studies stipulated an enrollment threshold of 40% MSA patients based on the hypothesis ampreloxetine would work the best in patients with MSA because they have more intact nerves on which ampreloxetine can exert its effect, relative to the other patient types in the study. The third, non-pivotal study (OAK), was designed to allow patients who completed REDWOOD to have continued access to ampreloxetine for up to three and half years.

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

In April 2022, we reported that the REDWOOD Phase 3 clinical study did not meet its primary endpoint as the results were not statistically significant for the overall population of patients which included patients with PD, PAF, and MSA. The pre-specified subgroup analysis by disease type suggested that the average benefit seen in patients receiving ampreloxetine was largely driven by a benefit to MSA patients. The benefit to MSA patients in the study was observed in multiple endpoints including Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite, Orthostatic Hypotension Daily Activities Scale (“OHDAS”) composite, Orthostatic Hypotension Questionnaire (“OHQ”) composite and OHSA #1. Throughout the study, there was no indication of worsening of supine hypertension among any of the patient sub-groups. Data suggest that ampreloxetine was well-tolerated and no new safety signals were identified among any of the patient sub-groups.

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to an NDA filing with one additional Phase 3 clinical study in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. We expect this additional Phase 3 study to begin enrolling in first quarter of 2023.

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

Out-Licensed Programs

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

As of December 31, 2022, we are eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, we are eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

Selective 5-HT4 Agonist (TD-8954)

TD-8954 is a selective 5-HT4 receptor agonist that was being developed for potential use in the treatment of gastrointestinal motility disorders. Pursuant to a License and Collaboration Agreement that we executed in June 2016 with Millennium Pharmaceuticals, Inc., an indirect wholly-owned subsidiary of Takeda Pharmaceutical Company Limited (“Takeda”), Takeda conducted a Phase 2 study of TD-8954 as a potential treatment for post-operative gastrointestinal dysfunction. The Phase 2 study did not meet its endpoints, and we mutually agreed with Takeda to discontinue further development of this program and the Collaboration Agreement in February 2023.

Economic Interests and Other Assets

Mid- and Long-Term Economic Interest in GSK-Partnered Respiratory Programs

On July 20, 2022, we completed the sale of all of our equity interests in TRC representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY to Royalty Pharma.

From and after January 1, 2023, for any calendar year starting with the year ending December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payments”), which may total $250.0 million in the aggregate. The first Milestone Payment of $50.0 million will be triggered if Royalty Pharma receives $240.0 million or more in royalty payments from GSK with respect to 2023 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales reach approximately $2.863 billion. Royalties payable from GSK to Royalty Pharma are upward-tiering from 6.5% to 10%.

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

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US, European Union (“EU”), and other countries for the long-term, once-daily, maintenance treatment of patients with COPD. Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK has obtained approval for the asthma indication in ten additional markets. TRELEGY is currently expected to generate global peak sales of $3.5 billion annually according to consensus estimates. Over the past three years, TRELEGY has shown substantial growth, with global net sales increasing annually from $661.4 million in 2019 to $2.1 billion in 2022.

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

On June 30, 2022, we entered into an Asset Purchase Agreement (“APA”) to sell all of our velusetrag assets to Alfasigma S.p.A. (“Alfasigma”).  As consideration for the velusetrag sale, we received $2.8 million in cash in July 2022, and we are eligible to receive future developmental and sales milestones totaling up to $105.0 million. In the year ended December 31, 2022, we recognized a net gain of approximately $2.7 million related to the sale of velusetrag.

Development Projects

Our development projects are prioritized by those with the highest expected potential value. Our enhanced focus remains on near-term value opportunities which include driving YUPELRI growth and conducting a new FDA-aligned ampreloxetine Phase 3 study. On February 27, 2023, we announced the decision to discontinue research activities including our inhaled JAK program. This includes nezulcitinib, a nebulized, lung-selective JAK inhibitor positioned for the treatment of acute and chronic lung diseases.

Our Strategy

Our focus is to deliver medicines that make a difference® in people's lives. In pursuit of our purpose, we leverage decades of expertise, which has led to the development of FDA-approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with COPD. Ampreloxetine, our late-stage investigational norepinephrine reuptake inhibitor in development for symptomatic nOH, has the potential to be a first in class therapy effective in treating a constellation of cardinal symptoms in MSA patients. We are committed to creating/driving shareholder value.

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

Pharmaceutical Pricing and Reimbursement

We participated in and had certain price reporting obligations under the Medicaid Drug Rebate and other programs and we remain responsible for data reported under those programs in past quarters, as described in greater detail under the risk factor “If we failed to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects” of this Annual Report on Form 10-K.

Our ability, and the ability of our collaboration partners, licensees, or those commercializing products with respect to which we have an economic interest or right to receive royalties to commercialize our products successfully, and our ability to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the US, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. The Inflation Reduction Act of 2022 (the “IRA”) establishes a new manufacturer discount program, Part B and Part D inflation rebates, and a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Whether any of our products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. Our development candidate, ampreloxetine, could receive an orphan drug designation, which could shield it from being selected for negotiation. Our understanding of whether and when our products are likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing. The reimbursement environment is described in greater detail under the risk factor “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

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

Data Privacy and Protection

We are subject to laws and regulations that address privacy and data security. In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (“FTC Act”)), govern the collection, use, disclosure, and protection of health-related and other personal information. Similar obligations apply outside of the US. For example, the General Data Protection Regulation (“GDPR”) amplified existing data protection obligations in the EU. These laws and related risks are described in greater detail under the risk factor “If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business” of this Annual Report on Form 10-K.

Patents and Proprietary Rights

We will be able to protect our technology from unauthorized use by third parties only to the extent that our technology is covered by valid and enforceable patents or is effectively maintained as trade secrets. Our success in the future will depend in part on obtaining patent protection for our product candidates. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to seek patent protection in the US and selected foreign countries for novel technologies, including compositions of matter that are commercially important to the development of our business. For proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery process that involve proprietary know-how and technology that is not covered by patent applications, we rely on trade secret protection and confidentiality agreements to protect our interests. We require all of our employees, consultants and advisors to enter into confidentiality agreements. Where it is necessary to share our proprietary information or data with outside parties, our policy is to make available only that information and data required to accomplish the desired purpose and only pursuant to a duty of confidentiality on the part of those parties.

As of December 31, 2022, we owned a total of 235 issued US patents and 1,491 granted foreign patents, as well as additional pending US patent applications and foreign patent applications. The claims in these various patents and patent applications are typically directed to compositions of matter, including claims covering product candidates, crystalline forms, lead compounds and key intermediates, pharmaceutical compositions, methods of use and/or processes for making our compounds. Our patents and patent applications are also directed to other inventions made during the research and development process. In particular, our wholly-owned subsidiary Theravance Biopharma R&D IP, LLC owns the following US patents that are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for YUPELRI (revefenacin) inhalation solution: US Patent No. 7,288,657, expiring on December 23, 2025; US Patent No. 7,491,736, expiring March 10, 2025; US Patent No. 7,521,041, expiring March 10, 2025; US Patent No. 7,550,595, expiring March 10, 2025; US Patent No. 7,585,879, expiring March 10, 2025; US Patent No. 7,910,608, expiring March 10, 2025; US Patent No. 8,034,946, expiring March 10, 2025; US Patent No. 8,053,448, expiring March 10, 2025; US Patent No. 8,273,894, expiring March 10, 2025; US Patent No. 8,541,451, expiring August 25, 2031; US Patent No. 9,765,028, expiring July 14, 2030; US Patent No. 10,106,503, expiring March 10, 2025; US Patent No. 10,343,995, expiring March 10, 2025; US Patent No. 10,550,081, expiring July 14, 2030; US Patent No. 11,008,289, expiring July 14, 2030; US Patent No. 11,247,969, expiring March 10, 2025; and US Patent 11,484,531, expiring October 23, 2039 (each of the aforementioned expiration dates not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). Thus, the last to expire patent currently listed in the Orange Book for YUPELRI (revefenacin) inhalation solution expires on October 23, 2039. On December 19, 2018, we filed patent term extension (“PTE”) applications in the US Patent and Trademark Office (“USPTO”) for US Patent Nos. 7,288,657 and 7,585,879. These PTE applications are currently pending and, if granted, we will be permitted to extend the term of one of these patents for the period determined by the USPTO.

Issued US and foreign patents generally expire 20 years after their filing date. The patent rights relating to YUPELRI (revefenacin) inhalation solution currently consist of issued US patents, pending US patent applications and counterpart patents and patent applications in a number of jurisdictions, including Europe.

Additionally, some of our patents and patent applications directed to products in development. Our patent rights relating to ampreloxetine include an issued US composition of matter patent that expires in 2030 and an issued US method of treatment patent that expires in 2037 (in each case, not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). Our patent rights relating to nezulcitinib currently include an issued US composition of matter patent that expires in 2039 (not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). The patent portfolios for these development products include additional pending patent applications and granted patents in a number of jurisdictions. Nevertheless, issued patents can be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position, we will need to obtain effective claims and enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation

Depending upon the timing, duration, and specifics of FDA approval of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of approval. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

The Hatch-Waxman Act also provides periods of regulatory exclusivity for products that would serve as a reference listed drug, or RLD, for an abbreviated new drug application, or ANDA, or application submitted under section 505(b)(2) of the FDCA, or 505(b)(2) application. If a product is a new chemical entity, or NCE — generally meaning that the active moiety has never before been approved in any drug — there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a “Paragraph IV” certification stating that the relevant patents are invalid or will not be infringed by the applicant’s product.

A product, if not an NCE, or a new product use may instead qualify for a three-year period of exclusivity if the NDA contains new clinical data (other than bioavailability studies), derived from studies conducted by or for the sponsor, that were necessary for approval. In that instance, the exclusivity period does not preclude filing or review of an ANDA or 505(b)(2) application; rather, the FDA is precluded from granting final approval to the ANDA or 505(b)(2) application until three years after approval of the RLD. Additionally, the exclusivity applies only to the conditions of approval that required submission of the clinical data.

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

During January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an ANDA, for a generic version of YUPELRI. The notices from the generic companies each included a Paragraph IV certification with respect to five of our patents listed in FDA’s Orange Book for YUPELRI. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, we filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of our Orange Book listed patents. We are seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe our patents. As a result of this lawsuit, a stay of approval through May 2026 will be imposed by FDA on the generic companies’ ANDAs pending any adverse court decision. This litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts” of this Annual Report on Form 10-K.

Competition

Our late-stage development programs, and the marketed products to which we are entitled to profit share revenue, royalty or similar payments are primarily focused on respiratory and neurological therapeutics. Our commercial infrastructure is focused primarily on the acute care setting. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing and future market-leading medicines.

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

YUPELRI (revefenacin) inhalation solution

YUPELRI competes predominately with the nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day.

Ampreloxetine norepinephrine reuptake inhibitor (“NRI”)

If successfully developed and approved for MSA patients with symptomatic nOH, ampreloxetine would be expected to compete predominantly with droxidopa. Northera®, marketed by Lundbeck NA Ltd., is the branded version of droxidopa and became generic in 2021. To a lesser extent, midodrine and fludrocortisone are considered to be competitors and are also currently available as generic medications.

Trelegy (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

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

Human Capital

As of December 31, 2022, we had 111 employees. Of these employees, 103 were in the US, and 8 were non-US.

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

Reflected in our Core Values are behaviors that keep our people engaged and working collaboratively. Our employees are encouraged to ask questions, make suggestions, and provide input through many forms of corporate communication, such as an open-door policy, all-employee meetings, an anonymous online suggestion box, and an employee PULSE survey. Given the importance of engagement in a hybrid-remote work environment, the Company has put together a cross-functional Engagement Committee that designs and implements engagement initiatives for all employees across all levels and location. These initiatives include all employee Hub events, meeting free days, employee spotlights, and virtual social events, in addition to executing Company communication strategies.

Our employee PULSE survey is designed to assist us in measuring overall employee engagement, and we consistently achieve participation rates between 85% to 100%. 2022 survey scores averaged an overall score of 4.1 on a scale of 1 (Strongly Disagree) through 5 (Strongly Agree), and we received 100% participation from employees. These survey results provide important insight into organizational success and opportunity, allowing potential variation in overall satisfaction to be identified and addressed as we continue to move forward.

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

Diversity, Equity, and Inclusion

As an equal-opportunity employer, we strive to build and maintain a culture of diversity, equity, and inclusion through both our business and human resources practices and policies. We work to eliminate discrimination and harassment in all its forms, including related to color, race, sex or gender, sexual orientation, gender identity, age, pregnancy, caste, disability, ethnicity, national origin, ancestry, religious beliefs, veteran status, uniformed service member status, or physical or mental disability. We strive to build and foster a culture where all employees feel empowered to be their authentic selves. Our Diversity, Equity & Inclusion Council and Women’s Leadership Network are Company-sponsored, employee-led groups that aim to improve attraction, retention, development, inclusion, and engagement of a diverse and global workforce. For the benefit of our employees, patients, and community, we must celebrate, encourage, and support similarities and differences to drive innovation.

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

We work diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business. We offer a competitive total rewards package that supports our business strategy to attract, retain and reward our employees in a highly competitive market. Our employees are provided with a strong base salary, cash bonus opportunities, equity incentives, health and wellness benefits, and programs. We regularly evaluate our compensation programs with an independent consultant and utilize industry benchmarking. In addition, we provide a variety of programs and services that meet our employees' needs and encourage work-life balance. These services include competitive and affordable healthcare and additional insurance benefits for both full-time and part-time employees, including eligible dependents. We also match contributions to tax-qualified defined contribution savings (401k) plans, offer an employee share purchase plan (“ESPP”), and provide training and development programs designed to improve workplace performance while supporting flexible, hybrid-remote working.

Understanding the importance of goal setting and ongoing career development conversations, we require managers and employees to play an active role in the PULSE performance management process at monthly, quarterly, and annual frequencies. PULSE is designed to increase clarity and accountability for roles and responsibilities, strengthen communication, and build trust, all while championing personal and professional growth, learning, and success.

Great teamwork is a critical foundation for Theravance Biopharma. The TheraStars Rewards and Recognition Program helps us maintain a culture of recognition and teamwork by offering various options for our employees and managers to recognize and reward colleagues across the organization. In 2022, 96.5% of our employee population were active registered users, with each user averaging 3.4 awards sent in recognition. These moments of celebration establish, reinforce, and maintain our sense of community and teamwork so critical in our ability to achieve our core purpose.

Workplace Safety and COVID-19

Workplace safety is always a priority for Theravance Biopharma. To maintain a safe and healthy workplace, we have implemented initiatives, procedures, and policies designed to address risk and stay compliant with relevant national and international health and safety standards.

In response to COVID-19, our COVID Task Force continues to lead the Company through the evolution of a pandemic with a continued focus on employee wellness and safety, policy updates based on Centers for Disease Control and Prevention (“CDC”), county, federal and state guidelines, and ongoing employee communication. As part of this evolution, we have moved to a strategically flexible workforce, encouraging a hybrid-remote model, allowing us to reimagine how we work, and propelling us to emerge as a stronger, more nimble company.

Financial Information About Geographic Areas

Information on our total revenues attributed to geographic areas and customers who represented at least 10% of our total revenues is included in “Item 8, Note 3. Segment Information,” to our consolidated financial statements in this Annual Report on Form 10-K.

Corporation Information

Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. Theravance Biopharma began operating as an independent, publicly-traded company on June 2, 2014 following a spin-off from Innoviva, Inc. Our corporate address in the Cayman Islands and principal executive office is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands and the address of our wholly-owned US operating subsidiary Theravance Biopharma US, Inc. is 901 Gateway Boulevard, South San Francisco, California 94080. While Theravance Biopharma is incorporated under Cayman Island law, the Company became an Irish tax resident effective July 1, 2015. The office address of our wholly-owned Irish operating subsidiary, Theravance Biopharma Ireland Limited, is The Lennox Building, Suite 101, 50 Richmond Street South, Saint Kevin’s, Dublin, Ireland.

Available Information

Our Internet address is www.theravance.com. Our investor relations website is located at https://investor.theravance.com. We make available free of charge on our investor relations website under “SEC Filings”

our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 Reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov. Our current Code of Business Conduct, Corporate Governance Guidelines, Articles of Association, Board of Director Committee Charters, and other materials, including amendments thereto, may also be found on our investor relations website under “Corporate Governance.” The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Theravance Biopharma and the Theravance Biopharma logo are registered trademarks of the Theravance Biopharma group of companies. Trademarks, tradenames or service marks of other companies appearing in this report are the property of their respective owners.

ITEM 1A. RISK FACTORS

The risks described below and elsewhere in this Annual Report on Form 10-K and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially adversely affect our business, financial condition and/or operating results.

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We may never achieve or sustain profitability from our operations over the long term;

●	If YUPELRI does not continue to be accepted by physicians, patients, third-party payors, or the medical community in general, we may not receive significant additional revenues from sales of this product;

●	We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations;

●	Any delay in commencing or completing clinical studies for product candidates and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned;

●	Our ongoing drug development efforts might not generate additional successful product candidates or approvable drugs;

●	Our capital return program and our restructuring activities may not provide the benefits we anticipate;

●	We do not control the commercialization of TRELEGY; accordingly our receipt of milestone payments and receipt of the value we currently anticipate from the outer years royalty will depend on, among other factors, GSK’s ability to further commercialize TRELEGY; and

●	If there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not receive milestone payments or the revenue we expect from the outer years royalty, which would harm our business and could cause the price of our securities to fall.

RISKS RELATING TO THE COMPANY

We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We are currently approaching non-GAAP profitability; however, we may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. Although we recognized $872.1 million of net income for year ended December 31, 2022, which results were largely driven by net income from discontinued operations following the one-time TRELEGY Royalty Transaction, we recognized $92.8 million in net losses from continuing operations during the same period. Despite the fact that we are approaching non-GAAP profitability, we may continue to incur net losses over the next several years due to expenditures relating to our continuing drug discovery efforts and preclinical and clinical development of our current product candidates. Additionally, during the years ended December 31, 2021 and 2020, we recognized net losses of $199.4 million and $278.0 million, respectively, which are reflected in the shareholders’ equity (deficit) on our consolidated balance sheets. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $853.9 million as of December 31, 2022. To the extent we advance our product candidates into and through later stage clinical studies without a partner, we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to grow our development pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding. Our operating expenses also will increase if, among other things:

●	our earlier stage potential products move into and through later-stage clinical development, which is generally more expensive than early stage development;

●	we pursue clinical development of our potential or current products in new indications;

●	our clinical trials become more complicated or need to be extended due to the COVID-19 pandemic or other external factors;

●	we increase the number of patents we are prosecuting or maintaining or otherwise expend additional resources on patent prosecution or defense or patent litigation; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

While we are generating revenues and income from sales of YUPELRI, our economic and royalty interests, and payments under collaboration agreements, we may not generate significant profit in the near future. We could fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products with desired margins, our expenses will continue to exceed any revenues we may receive in the future.

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominantly nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day. We have seen increased volatility in sales of YUPELRI coinciding with the suspension of in-person sales calls, having less access to physicians and other healthcare providers and the progression of the COVID-19 pandemic and, if physicians, patients, third-party payors, or the medical community in general believe that nebulized therapy presents a risk of further spreading COVID-19 or that YUPELRI is otherwise not a preferred treatment option for those with COPD, we may see declines, or fail to grow. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

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

Each of our product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. In addition, we have voluntarily undertaken post-marketing studies with respect to YUPELRI. The commencement and completion of clinical studies for our product candidates, including ampreloxetine, and product may be delayed and programs may be terminated due to many factors, including, but not limited to:

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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint and in September 2021 we announced that our four-week SEQUOIA Phase 3 study for ampreloxetine did not meet its primary endpoint. There can be no assurance that our Phase 3 study for ampreloxetine will be completed on the timeline we expect or at all.

If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate, such as ampreloxetine, unless and until the FDA approves an NDA. We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates comply with the regulatory requirements for the quality of medicinal products and are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional non-clinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall” above for additional information. The shifting environment surrounding the collective response to the COVID-19 pandemic has led to and may lead to additional guidance from US and foreign regulatory agencies with respect to numerous matters regarding the conduct of clinical trials in general and the development of COVID-19 related therapies, which is subject to the risk of further change, misinterpretation or non-compliance due to the changing regulatory landscape. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

Our ongoing drug development efforts might not generate additional successful product candidates or approvable drugs.

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

Clinical studies involving our product candidates may reveal that those candidates are ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. For example, despite promising early stage studies, we previously announced that two late stage clinical programs failed to meet their primary endpoints. There can be no assurance that our Phase 3 study for ampreloxetine will meet its primary endpoint, and developments and results from that study may be adverse or may be perceived to be adverse.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. In fact, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List. We are not aware of any other paragraph IV notifications with respect to products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to the ongoing litigation, process or strategy and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

For additional discussion of the risk of generic competition to YUPELRI, please see the risk factor below entitled “If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets” and “Litigation to protect or defend our intellectual property or third party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug discovery and development efforts.”

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

Furthermore, once we enter into a collaboration, our collaboration partners are frequently important for the success of the product or product candidate. For example, Viatris’ role in the commercialization of YUPELRI is important to the overall success of product. However, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our products or product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. For example, Viatris has a substantial existing product portfolio largely comprising generic products, other considerations and incentives that influence its resource allocation, and background, experiences, priorities and internal organizational processes that differ from our own. As a result of these differing backgrounds, interests and processes, Viatris may take actions that it believes are in its best interest, but which might not be in the best interests of either us or our other shareholders. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

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

Through the milestone payments we may receive from Royalty Pharma if certain TRELEGY global net sales thresholds are met following our sale of our economic interest in TRELEGY (the “Milestone Payments”) and our right to receive from Royalty Pharma 85% of the royalty payments on the Assigned Collaboration Products (as defined in the Purchase Agreement) payable (a) for sales or other activities occurring on and after January 1, 2031 related to the Assigned Collaboration Products in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to the Assigned Collaboration Products outside of the US (the “Outer Years Royalty” and, together with the Milestone Payments, the “Ongoing Economic Interest”), we may participate in the mid- and long-term economically in royalty payments from GSK with respect to the TRELEGY. However, we cannot assure you as to the amount, if any, we might receive. We have no access to non-public information regarding the development progress of, or plans TRELEGY, and we have no current authority to enforce rights under the GSK Agreements assigned to TRC. However, if there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not realize the value we currently anticipate from the Ongoing Economic Interest, which would harm our business and may cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

If we lose key management, sales or scientific personnel, or if we fail to attract and retain key employees, our ability to discover and develop our product candidates and commercialize our products will be impaired.

We are highly dependent on principal members of our management team and commercial and scientific staff, and in particular, our Chief Executive Officer, Rick E Winningham, to operate our business. Mr. Winningham has significant pharmaceutical industry experience. The loss of Mr. Winningham’s services could impair our ability to discover, develop and commercialize new medicines.

If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities, which may cause the price of our securities to fall. The Restructuring announced in September 2021, and completed in the third quarter of 2022, and the additional headcount reductions announced in February 2023, may make retention of our current personnel both more important and more challenging.

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

We face risks related to widespread illnesses, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

Our business has been and will continue to be adversely affected by the outbreak of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”). The COVID-19 pandemic has weighed on the macroeconomic environment, and the pandemic has, directly and indirectly, significantly increased economic volatility and uncertainty.

Sales momentum has been affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting and to pulmonologists, whose practices have been impacted by the pandemic. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. In August 2020, we began reengaging with these customers in-person and remotely. We are now able to more frequently conduct in-person customer engagements, however there is still variability of access regionally. Customer orders or new patient use of YUPELRI may decline or fail to grow as a result of, among other things, a shift in our marketing efforts, increased workload of healthcare providers, staffing challenges at hospitals, and the impact of any concerns regarding nebulization in COVID-19 positive patients. We are preparing for continued volatility as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

In addition, the COVID-19 pandemic makes the conduct of clinical trials more challenging given the paramount importance of adequate safety monitoring, collection of data and distribution of study drug, all of which are traditionally achieved by in-person visits to our study sites. Challenges may continue to arise from site closures, site staffing shortages, potential interruptions to the supply chain for investigational products, or other considerations if site personnel or trial participants become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures. The Company implemented mitigation plans to help ensure patients in the clinical trials have continued access to drug supply and regular visits with their physicians for study visits per trial protocols, but there is a risk that our trial data could be impacted if our efforts are insufficient. It is also possible that demand for products that we may pursue could be materially and adversely affected as a result of COVID-19 and any related economic impact.

If significant portions of our workforce, and particularly our field-based teams, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic or other health emergencies, our operations will be impacted. The COVID-19 pandemic or other health emergencies could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. We may also experience a shortage of supplies and materials or a suspension of services from third parties. Even after the COVID-19 pandemic subsides, we may continue to experience an adverse impact to our business as a result of its global economic impact.

Global economic, political, and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to current global economic challenges, hostilities in Ukraine, the COVID-19 pandemic and other health emergencies, the United Kingdom’s (“UK”) withdrawal from the EU (often referred to as “Brexit”), and other disruptions to global and regional economies and markets.

Further, development of our product candidates and/or regulatory approval may be delayed for other political events beyond our control. For example, a US federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018, and 2019, may result in significant reductions to the FDA’s budget, employees and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Further, future government shutdowns, including as a result of the US failing to raise the debt ceiling, could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months, even assuming that we repurchase approximately $170.0 million of our ordinary shares as has been announced by the board, whether pursuant to any current or future open-market share repurchase program or otherwise. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The Restructuring was completed during the third quarter of 2022, and we and announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of December 31, 2022, we had cash, cash equivalents and short-term marketable securities of $327.5 million.

Our future capital needs depend on many factors, including:

●	support and investments in YUPELRI, including funding our commercialization strategies and post marketing clinical studies;
●	the scope, duration, expenditures and technical obstacles associated with our ampreloxetine program, including preparing for potential product approvals of ampreloxetine;
●	the outcome of potential licensing or partnering transactions, if any;
●	responding to competitive pressures and competing technological developments;
●	the extent of our proprietary patent position in any approved products and our product candidates;
●	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
●	the scope and extent of the sales and marketing efforts, including our independent sales and marketing organization and medical affairs team;
●	litigation, potential litigation and other contingencies; and
●	the regulatory approval process for our product candidates.

If we require additional funding, we may not be able to obtain additional financing on terms favorable to us, if at all. General market conditions may make it difficult for us to seek financing from the capital markets. We may be required to relinquish rights to our technologies, product candidates or territories, or grant licenses on terms that are not favorable to us, in order to raise additional funds through collaborations or licensing arrangements. We may also have to sequence studies as opposed to conducting them concomitantly in order to conserve resources, or, as we announced in September 2021 and in February 2023, we may need to delay, reduce, or eliminate one or more of our programs and reduce overall overhead expenses. In addition, we may have to make additional reductions in our workforce and may be prevented from continuing our development and commercialization efforts and exploiting other corporate opportunities. This would likely harm our business, prospects and financial condition, and cause the price of our securities to fall.

We may seek to obtain future financing through the issuance of debt or equity, which may have an adverse effect on our shareholders or may otherwise adversely affect our business.

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. We do not have any outstanding long-term debt, but if additional debt is issued or we otherwise borrow additional funds in the future, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned research, development, and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2022, we do not believe that our Company is a PFIC since 2015. Based on existing tax law, we do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2022, we owned a total of 235 issued US patents and 1,491 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug discovery and development efforts.

Our commercial success depends in part on us and our partners not infringing the patents and proprietary rights of third parties. Third parties may assert that we or our partners are using their proprietary rights without authorization. There are third-party patents that may cover materials or methods for treatment related to our product candidates. At present, we are not aware of any patent infringement claims that would adversely and materially affect our ability to develop our product candidates, but nevertheless the possibility of third-party allegations cannot be ruled out. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us or our partners may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense against these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2030 to 2039. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The California Privacy Rights Act (“CPRA”) currently in effect, significantly amends the CCPA. Virginia, Colorado, Utah, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation involve, among other things, updates to our notices and the development of new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, (collectively, “HIPAA”). HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Further at the federal level, the Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions.

EU Member States and other jurisdictions where we operate have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (“GDPR”), imposes strict obligations and restrictions on the ability to collect, analyze and transfer personal data, including health data from clinical trials and adverse event reporting. Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. The obligations and restrictions under the GDPR and Switzerland’s laws concern, in particular, in some instances the consent of the individuals to whom the personal data relate, the processing details disclosed to the individuals, the sharing of personal data with third parties, the transfer of personal data out of the European Economic Area (“EEA”) or Switzerland, contracting requirements (such as with clinical trial sites and vendors), and security breach notifications, as well as substantial potential fines, in some cases up to 4% of annual global turnover, for breaches of the data protection obligations. Data protection authorities from the different EU Member States and the EEA may interpret the GDPR and applicable related national laws differently which could effectively result in requirements additional to those currently understood to apply under the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with applicable data protection and electronic communications laws. In particular, as we rely on service providers processing personal data of subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations. Enforcement by EU and UK regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines.

Legal mechanisms to allow for the transfer of personal data from the EEA or UK to the US may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. On July 16, 2020, the European Court of Justice ruled that the Privacy Shield is an invalid data transfer mechanism and confirmed that the Standard Contractual Clauses remain valid. If companies are relying on the Standard Contractual Clauses as their transfer mechanism to transfer personal information from the EEA to the US (or to other jurisdictions not recognized as adequate by the EU), they must be incorporated into new and existing agreements within prescribed timeframes. The UK adopted versions of their own SCCs . Updating agreements to incorporate these new SCCs for the EEA and UK may require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Companies that have not taken steps to demonstrate that their SCCs and personal data recipients in the US or other non-adequate jurisdictions are suitable to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

Additionally, the European Commission adopted a draft adequacy decision for the EU-US Data Privacy Framework, which reflects the assessment by the European Commission of the US legal framework. The draft decision concludes that the United States ensures an adequate level of protection for personal data transferred from the EU to US companies. After an approval process, the European Commission is expected to adopt the final adequacy decision, which will allow data to flow freely from the EU to the US.

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

The Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”; the coverage gap has been eliminated effective 2025 under the Inflation Reduction Act (IRA)), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Certain provisions of the Healthcare Reform Act have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation and additional legislative changes to and regulatory changes under the Healthcare Reform Act remain possible, but the nature and extent of such potential additional changes are uncertain at this time. We expect that the Healthcare Reform Act, its implementation, efforts to modify, or invalidate the Healthcare Reform Act, or portions thereof, or its implementation, and other healthcare reform measures including those that may be adopted in the future, could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Civil monetary penalties can be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due (the coverage gap has been eliminated effective 2025 under the IRA).

The Budget Control Act of 2011, among other things, and in concert with subsequent legislation, has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031.As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program and establishes Part B and Part D inflation rebates. The IRA also creates a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Whether any of our products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. At least one of our pipeline products, ampreloxetine, could receive an orphan drug designation, which could mean it will not be selected for negotiation. Our understanding of whether and when our products are likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. These or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing.

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. For example, California has enacted a prescription drug price transparency law requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs with prices that exceed a specified threshold, and to report new prescription drugs introduced to the market at a wholesale acquisition cost exceeding the Medicare Part D specialty drug threshold.

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

Prior to the sale of VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) in November 2018, we had certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we had obligations to report average sales price under the Medicare program. Following the consummation of the transaction with Cumberland, our price reporting obligations related to VIBATIV have been transitioned to Cumberland, and price reporting obligations for YUPELRI reside with Viatris. We retain certain obligations with respect to record retention for these programs. These programs included the following:

●	The Medicaid Drug Rebate program, under which a manufacturer is required to pay a rebate based on reported pricing data to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B.
●	The 340B Program, in which manufacturers must participate in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to certain entities, and that price is calculated based on the information reported under the Medicaid Drug Rebate program.
●	Reporting of average sales price, which manufacturers report for certain categories of drugs that are paid under the Medicare Part B program to CMS on a quarterly basis and which CMS uses in determining payment rates for drugs under Medicare Part B.

A manufacturer that becomes aware that its Medicaid reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, is obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements and recalculations increase the costs for complying with the laws and regulations governing the Medicaid Drug Rebate program and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the 340B ceiling price and the average sales price. Manufacturers may need to make additional restatements beyond the three-year period.

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

In order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, a manufacturer is required to list its innovator products on a VA Federal Supply Schedule (“FSS”) contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. In addition, manufactures must submit to the VA quarterly and annual “non-federal average manufacturer price” (“Non-FAMP”) calculations for each NDC-11 of their innovator drugs. Under Section 703 of the National Defense Authorization Act for FY 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries.

Individual states in the US, as noted, have also passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including marketing cost disclosure and transparency measures. Some states require the submission of reports related to pricing information, including based on the introduction of new prescription drugs, certain increases in wholesale acquisition cost of prescription drugs, marketing of prescription drugs within the state, and sales of prescription drugs in or into the state. Some states may pursue available enforcement measures, including imposition of civil monetary penalties, for a manufacturer’s failure to report such information.

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

The market price for our shares has fluctuated and may continue to fluctuate and may result in substantial losses for purchasers of our ordinary shares. For example, in the year ended December 31, 2022, the last reported sales price of our ordinary shares on Nasdaq fluctuated between a low of $8.33 per share and a high of $12.96 per share. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold to third parties within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

Activist shareholders could negatively impact our business and cause disruptions.

We value constructive input from investors and regularly engage in dialogue with our shareholders regarding strategy and performance. While our board of directors and management team welcome their views and opinions with the goal of enhancing value for all shareholders, we may be subject to actions or proposals from activist shareholders that may not align with our business strategies or the best interests of all of our shareholders.

For example, on February 27, 2023, Irenic Capital Management LP released a public letter communicating its opinions regarding actions that it believes we should take and made public statements critical of our board of directors and management. Irenic may continue to make and/or other activist shareholders may make such public communications in the future.

In the event of such shareholder activism – particularly with respect to matters which our board of directors, in exercising their fiduciary duties, disagree with or have determined not to pursue – our business could be adversely affected because responding to such actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management, our board of directors and our employees, and our ability to execute our strategic plan could also be impaired as a result. Such an activist campaign could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may become subject to, or we may initiate, litigation as a result of proposals by activist shareholders or matters relating thereto, which could be a further distraction to our board of directors and management and could require us to incur significant additional costs. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist shareholders may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, collaborators or other partners, harm or impair our ability to accrue patients to clinical trials because of concerns the study may be disrupted, disrupt relationships with the Company, and the market price of our ordinary shares could also experience periods of increased volatility as a result.

Concentration of ownership will limit your ability to influence corporate matters.

Based solely on our review of publicly available filings, as of December 31, 2022, our three largest shareholders collectively owned 42.8% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares. The beneficial ownership percentage of any of our shareholders would increase if they do not participate in our ongoing open market purchase program.

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

We have never declared or paid cash dividends on our capital shares. In September 2022, however, our board of directors authorized a $250.0 million capital return program. On February 27, 2023, we announced that our board of directors had authorized an increase of $75.0 million to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of February 27, 2023, we have repurchased $155.3 million of shares, and we have approximately $170.0 million remaining in the capital return program which is expected to be completed by the end of 2023. There is no guarantee that any of the remaining approximately $170.0 million of our ongoing $325.0 million capital return program will be spent or that this overall capital return program will be fully implemented on a timely basis or at all or that shareholders will participate at the rates they expect. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal physical properties in the US consist of approximately 162,000 square feet of office and laboratory space leased in two buildings in South San Francisco, California. Of this office and laboratory space, 99,000 square feet was subleased as of December 31, 2022. The South San Francisco lease expires in May 2030 and our subleases expire in September 2028 and May 2030. Our Irish subsidiary operates from approximately 700 square feet of leased office space in Dublin, Ireland, that expires in May 2024.

ITEM 3. LEGAL PROCEEDINGS

During January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI (revefenacin) inhalation solution. The notices from the generic companies each included a paragraph IV certification with respect to five of our patents listed in FDA’s Orange Book for YUPELRI on the date of our receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, we filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of our Orange Book listed patents. We are seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe our patents. As a result of this lawsuit, a stay of approval through May 2026 will be imposed by FDA on the generic companies’ ANDAs pending any adverse court decision. Please also see “Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” for additional information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares have traded on The Nasdaq Global Market under the symbol “TBPH” since June 3, 2014. As of February 21, 2023, there were 46 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of underlying shareholders represented by these shareholders of record.

Dividend Policy

We currently intend to retain any future earnings to finance our research and development efforts. We have never declared or paid cash dividends on our ordinary shares and do not intend to declare or pay cash dividends on our ordinary shares in the foreseeable future.

Issuer Purchases of Equity Securities

On September 19, 2022, we announced that our board of directors had approved a $250.0 million share repurchase program. The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the year ended December 31, 2022 and through February 27, 2023. All shares purchased to date under the repurchase program were cancelled and ceased to be outstanding.

On February 27, 2023, we announced that our board of directors had authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of February 27, 2023, we have repurchased $155.3 million of shares, and we have approximately $170.0 million remaining in the capital return program which is expected to be completed by the end of 2023.

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number	Average	as Part of Publicly	Purchased Under the
	of Shares	Price Per	Announced Plans	Plans or Programs
Period	Purchased	Share (1)	or Programs	(in thousands)
September 22, 2022 - Privately negotiated purchase with GSK	9,644,807	$9.75	—	$—
November 22, 2022 - Modified Dutch Tender Offer (2)	115,967	10.50	115,967	—
December 13, 2022 to December 31, 2022 - Open market share purchases	2,978,341	11.06	2,978,341	—
2023 - Open market share purchases	2,461,000	10.99	2,461,000	169,746
Total	15,200,115	$10.21	5,555,308	$169,746

(1)	The weighted average price paid per ordinary share does not include the cost of commissions.
(2)	The Modified Dutch Tender Offer expired on November 17, 2022 and was settled on November 22, 2022.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2022:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	reflected in column (a))
Options	2,337,733	$19.65	7,079,233
Restricted shares	4,109,847	n/a	n/a
Employee share purchase plan	n/a	n/a	2,540,151
Equity compensation plans approved by security holders	6,447,580	$19.65	9,619,384

Options	74,160	$15.62	345,861
Equity compensation plans not approved by security holders	74,160	$15.62	345,861
Total	6,521,740	$19.53	9,965,245

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

The 2013 EIP provides for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights (“SARs”) and other equity-based awards, to our employees, officers, directors and consultants. As of January 1 of each year, commencing on January 1, 2015 and ending on (and including) January 1, 2023, subject to extension by shareholder approval, the aggregate number of ordinary shares that may be issued under the 2013 EIP shall automatically increase by a number equal to the least of (i) 5% of the total number of ordinary shares outstanding on December 31 of the prior year; (ii) 3,428,571 ordinary shares; or (iii) a number of ordinary shares determined by our board of directors. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of our 2013 EIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier.

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

Additional information regarding share-based compensation is included in “Item 8, Note 1. Organization and Summary of Significant Accounting Policies,” and “Item 8, Note 12. Share-Based Compensation,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

Share Performance Graph

The graph set forth below compares the cumulative total shareholder return on our ordinary shares from December 31, 2017 through December 31, 2022, with the cumulative total return of (i) the NASDAQ Composite Index, (ii) the NYSE Arca Pharmaceutical Index and (iii) the NASDAQ Biotechnology Index over the same period. This graph assumes the investment of $100 on December 31, 2017 in each of (1) our ordinary shares, (2) the Nasdaq Composite Index, (3) the NYSE Arca Pharmaceutical Index and (4) the Nasdaq Biotechnology Index, and assumes the reinvestment of dividends, if any, although dividends have never been declared on our ordinary shares.

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

$100 Investment in TBPH Shares or Index	TBPH	NASDAQ Composite Index	NYSE Arca Pharmaceutical Index	NASDAQ Biotechnology Index
December 31, 2017	$100.00	$100.00	$100.00	$100.00
December 31, 2018	91.74	97.16	107.49	91.14
December 31, 2019	92.80	132.81	127.25	114.02
December 31, 2020	63.69	192.47	138.37	144.15
December 31, 2021	39.60	235.15	170.72	144.18
December 31, 2022	40.20	158.65	183.92	129.59

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

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of FDA approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Our pipeline of internally discovered programs is targeted to address significant unmet patient needs.

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

Debt Paydown and Capital Return Program

Immediately after announcing the TRELEGY Royalty Transaction, we initiated a multi-step process to eliminate our outstanding debt and return capital to shareholders. The first step in this process was the repayment of our 9.5% non-recourse TRELEGY notes due 2035 for approximately $420.0 million, which was completed on July 20, 2022. The second step of the process was a tender offer to retire $230.0 million in principal amount of our 3.25% convertible senior notes due 2023, at par, which was completed on August 25, 2022. Following the completion of our debt paydown, our board of directors authorized $250.0 million capital return program consisting of three elements as summarized below:

GSK Share Repurchase

On September 20, 2022, we completed a share repurchase transaction of 9,644,807 of our ordinary shares from GSK Finance (No.3) plc (“GSK Finance”), representing all of the shares owned by GSK Finance or its affiliates. The purchase price under the Share Repurchase Agreement was $9.75 per share, resulting in a total consideration of $94.0 million.

Modified Dutch Auction Tender Offer

On November 22, 2022, we completed our “modified Dutch auction” tender offer (the “Offer”) to purchase up to $95.0 million of our ordinary shares, at a purchase price not greater than $10.50 nor less than $9.75 per share, in cash, less any applicable withholding taxes and without interest. A "modified Dutch auction" tender offer allows shareholders to indicate how many shares and at what price or within the range described above they wish to tender their shares. Based on the number of shares tendered and the prices specified by the tendering shareholders, we determined the lowest per-share price that enabled us to purchase all of the shares that were validly tendered. All shares accepted in the Offer were purchased at the same price even if tendered at a lower price.

We accepted a total of 115,967 ordinary shares at a price of $10.50 per share, for an aggregate cost of $1.2 million, excluding fees and expenses relating to the Offer. The total of 115,967 ordinary shares that we accepted for purchase represented approximately 0.2% of the total number of ordinary shares outstanding as of November 21, 2022. We intend to use the unused portion of the Offer to enlarge our previously announced, planned open market share repurchase plan which is described below.

Open Market Share Repurchase Plan

On December 13, 2022, we initiated our open market repurchase plan. As of February 27, 2023, we repurchased 5,439,341 shares on the open market at an average cost of $11.03 per share for an aggregate cost of $60.0 million, excluding fees and expenses.

2021- 2022 Corporate Restructuring Completion

As previously announced in September 2021, our board of directors approved a plan to focus our resources on our most promising programs and reduce the size of the Company in order to maximize shareholder value. The corporate restructuring (the “Restructuring”) resulted in us reducing headcount by approximately 75%. A majority of the total reduction in workforce occurred at the end of November 2021, and the remainder was completed at the end of February 2022. Since the Restructuring was announced and through its completion in the third quarter of 2022, we incurred $33.0 million in Restructuring and related expenses, which was consistent with our expectations.

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

2023 Strategic Actions

On February 27, 2023, we announced additional strategic actions to sharpen the Company’s focus and deliver on its commitment to create shareholder value:

●	Capital Return Program increased to $325.0 million – Our board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of February 27, 2023, we have repurchased $155.3 million of shares, including $27.1 million in 2023, and we have approximately $170.0 million remaining in the capital return program which is expected to be completed by the end of 2023.

●	Discontinuing investments in research – We plan to prioritize resource allocation toward the ampreloxetine Phase 3 study and completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR) Phase 4 study and discontinue our research activities including the inhaled Janus kinase (JAK) inhibitor program. As a result of halting further research investment, our headcount is being reduced by approximately 17% with the reductions planned for completion by the end of March 2023. We also plan to seek a partnership to continue progression of our inhaled JAK inhibitor program.

●	Appointed independent director to the board and commit to governance change – We appointed a new independent director as part of our ongoing commitment to board refreshment, and we intend to put forth a proposal to declassify the board of the directors over time at the May 2, 2023, Annual General Meeting of Shareholders.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and other related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are uncertain and may be impacted by the emergence of new information concerning the COVID-19 pandemic, new variants or sub-variants of the COVID-19 virus, and the actions taken to manage or treat the disease, including vaccine availability, distribution, acceptance and effectiveness. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies and estimates discussed below are essential to understanding our operating results and financial condition, as these policies and estimates relate to the more significant areas involving management’s judgments.

Future Contingent Milestone and Royalty Assets

The fair value of consideration received in connection with TRELEGY Royalty Transaction in July 2022 included an estimated $194.2 million in future contingent milestone and royalties that was recorded as a contingent consideration asset (“Contingent Consideration”) on our consolidated balance sheets on the transaction date. The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The fair value model involved significant unobservable inputs derived using our estimates. Our estimates were based in part on external data and reflected our judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. We periodically reassess the carrying value of the Contingent Consideration when indicators of impairment are identified, and we will recognize an impairment loss if the carry value materially exceeds the reassessed fair value. We recognize any increases in the carrying value of the Contingent Consideration only when such contingent gains are realized.

Results of Operations

The following tables set forth our results of operations for the periods presented. Management’s commentary for the 2022 results compared to 2021 results are presented in the paragraphs below, and management’s commentary for the 2021 results compared to the 2020 results are included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022.

Revenue

Our implied 35% YUPELRI revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
YUPELRI net sales (implied 35%)	$70,653	$56,678	$49,979	$13,975	25%	$6,699	13%

While Viatris records the total net sales of YUPELRI within its own financial statements, Viatris collaboration agreement revenue in our financial statements includes our implied 35% share of aggregate net sales of YUPELRI of $70.7 million and $56.7 million for 2022 and 2021, respectively, which represented increases of 25% and 13% over the respective prior year periods. However, under applicable accounting guidance, our Viatris collaboration agreement revenue increased by only 11% in 2022 (see table below). This increase was due to overall lower costs incurred by

Theravance Biopharma as a result of the Restructuring, which improved YUPELRI profitability, but lowered our Viatris collaboration agreement revenue. Additionally, there were higher costs incurred by Viatris in 2022, which also reduced our Viatris collaboration agreement revenue.

Our recognized revenue, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
Viatris collaboration agreement	$48,624	$43,848	$43,893	$4,776	11%	$(45)	(0.1)%
Viatris royalties (Non-US)	30	—	—	30	NM	—	—
Collaboration revenue	192	11,463	26,464	(11,271)	(98)	(15,001)	(57)
Licensing revenue	2,500	—	1,500	2,500	NM	(1,500)	NM
Total revenue	$51,346	$55,311	$71,857	$(3,965)	(7)%	$(16,546)	(23)%

NM: Not Meaningful

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

In 2022 and 2021, we recognized $48.6 million and $43.8 million, respectively, in revenue from the Viatris collaboration agreement, which represented the receivables due from Viatris related to YUPELRI. In addition to a 11% increase in revenue over the period, YUPELRI continued to increase its share of the long-acting nebulized COPD market and continued to be profitable for us on a brand basis. In the fourth quarter of 2022, we recognized our first revenue associated with non-US YUPELRI royalties in the amount of $30,000.

Our other collaboration revenue was $0.2 million in 2022, which represented a $11.3 million decrease from 2021. The decrease was primarily due to the full recognition of the remaining non-cash Janssen collaboration revenue in the fourth quarter of 2021 which resulted from the planned close-out of the izencitinib program in that period.

Licensing revenue was $2.5 million in 2022 and was related to a development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program.

Research and Development

Our R&D expenses consist primarily of employee-related costs, external costs, and various allocable expenses. We budget total R&D expenses on an internal department level basis, and we manage and report our R&D activities across the following four cost categories:

1)	Employee-related costs, which include salaries, wages, and benefits;

2)	Share-based compensation, which includes expenses associated with our equity plans;

3)	External-related costs, which include clinical trial related expenses, other contract research fees, consulting fees, and contract manufacturing fees; and

4)	Facilities and other, which include laboratory and office supplies, depreciation, and other allocated expenses, which include general and administrative support functions, insurance, and general supplies.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior years:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
Employee-related	$17,924	$48,612	$60,557	$(30,688)	(63)%	$(11,945)	(20)%
Share-based compensation	12,888	25,634	31,294	(12,746)	(50)	(5,660)	(18)
External-related	18,200	90,194	135,114	(71,994)	(80)	(44,920)	(33)
Facilities, depreciation, and other allocated expenses	14,380	29,217	33,988	(14,837)	(51)	(4,771)	(14)
Total research & development	$63,392	$193,657	$260,953	$(130,265)	(67)%	$(67,296)	(26)%

R&D expenses decreased significantly by $130.3 million in 2022 compared to 2021, and the decrease was across all R&D categories. External-related expenses decreased by $72.0 million in 2022 and was the largest contributor to the total R&D expense decrease. The decrease in external-related expenses was primarily due to the near completion of expenses related to the izencitinib program and the SEQUOIA and REDWOOD ampreloxetine studies. The decrease in external-related expenses was partially offset by expenses incurred in the fourth quarter of 2022 associated with the new ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH. The decreases across the remaining R&D categories were primarily due to the Restructuring originally announced in September 2021 and completed in the third quarter of 2022. As anticipated, the Restructuring resulted in significant savings in 2022 R&D expenses, including (i) $30.7 million in employee-related expenses; (ii) $12.7 million in share-based compensation expenses; and (iii) $14.8 million in facilities, depreciation, and other allocated expenses. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $6.7 million, $7.9 million, and $10.1 million for 2022, 2021, and 2020, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
Selling, general and administrative	$67,073	$99,296	$108,531	$(32,223)	(32)%	$(9,235)	(9)%

Selling, general and administrative expenses also decreased significantly by $32.2 million in 2022 compared to 2021. The decrease was attributed to a (i) $17.7 million reduction in employee-related expenses; (ii) $9.4 million reduction in external-related expenses; (iii) $8.2 million reduction in share-based compensation expense; and (iv) $6.2 million reduction in facilities, depreciation, and other expenses. These decreases were partially offset by a $9.3 million decrease in expenses allocated to research and development primarily related to the Restructuring. Severance and other costs that were directly attributed to the Restructuring are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $19.8 million, $28.1 million, and $31.7 million in 2022, 2021, and 2020, respectively.

As a result of our Restructuring and the related reduction in workforce, in May 2022, we assigned our Dublin, Ireland, office lease to an unaffiliated company and moved into a smaller office in Dublin, which we estimate will result in approximately $1.4 million cumulative cash savings through March 2027, or approximately $0.3 million annually. In addition, in June 2022, we subleased approximately 78,000 square feet of our South San Francisco office and laboratory space to an unaffiliated company. As a result of the sublease, we expect to realize cumulative cash savings of approximately $52.7 million through May 2030, or approximately $6.7 million annually.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior years, were as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
Restructuring and related expenses	$5,840	$11,780	$—	$(5,940)	(50)%	$11,780	NM	%
Share-based compensation expense (Non-cash)	6,998	8,362	—	(1,364)	(16)	8,362	NM
Total restructuring and related expenses	$12,838	$20,142	$—	$(7,304)	(36)%	$20,142	NM	%

NM: Not Meaningful

The Restructuring and related expenses were primarily comprised of one-time severance payments, employee-related separation costs, retention costs, and other Restructuring-related expenses. Of the total $12.8 million in Restructuring and related expenses recognized in 2022, $5.9 million were related to R&D expenses and $6.9 million were related to selling, general and administrative expenses. The total Restructuring-related expenses of $12.8 million also included non-cash share-based compensation expense of $7.0 million which was primarily related to the modification of equity awards for employees affected by the Restructuring and certain related awards for other employees.

Since the Restructuring was announced and through its completion in the third quarter of 2022, we incurred $33.0 million in Restructuring and related expenses, which was consistent with our expectations. The $33.0 million was comprised of $17.4 million in cash expenses associated with employee termination benefits and related costs and $15.6 million in non-cash expenses primarily relating to share-based compensation expense.

Interest Expense

Interest expense, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
3.25% Convertible senior notes due 2023	$(5,395)	$(8,547)	$(8,547)	$3,152	(37)%	—	—
Ampreloxetine royalty contingency (non-cash)	(974)	—	—	(974)	NM	—	—
Total interest expense	$(6,369)	$(8,547)	$(8,547)	$2,178	(25)%	$—	—%

NM: Not Meaningful

Interest expense, related to continuing operations, was $6.4 million in 2022 compared to $8.5 million in 2021. The $2.2 million decrease in interest expense was due to the retirement of our 3.25% convertible senior notes in August 2022 which was partially offset by the implied (non-cash) interest expense associated with the $25.0 million funding for ampreloxetine received from Royalty Pharma in July 2022. We do not anticipate having any cash interest expense in the foreseeable future.

Loss on Extinguishment of Debt

Loss on extinguishment of debt, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022			2021
(In thousands)	2022	2021	2020	$	%		$	%
Loss on extinguishment of debt	$(3,034)	$—	$—	$(3,034)	NM	%	$—	—%

NM: Not Meaningful

In 2022, we incurred a $3.0 million loss on the extinguishment of our 3.25% convertible senior notes due 2023, at par, that was completed in August 2022. The $3.0 million loss was comprised of transaction costs related to the extinguishment and the write-off of the remaining debt issuance cost.

Interest and Other Income, net

Interest and other income, net, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
Interest income and other income, net	$8,545	$1,109	$4,441	$7,436	671%	$(3,332)	(75)%
Costs related to GSK offering	—	—	(1,610)	—	—	1,610	NM
Total interest and other income, net	$8,545	$1,109	$2,831	$7,436	671%	$(1,722)	(61)%

NM: Not Meaningful

Interest income and other income, net, increased by $7.4 million in 2022 compared to 2021. The increase was primarily due to (i) higher interest income related to an increase in investment yields, as well as investment balances resulting from the TRELEGY Royalty Transaction; and (ii) the sale of velusetrag to Alfasigma in June 2022 which resulted in a net gain of approximately $2.7 million.

Provision for Income Tax Benefit (Expense) – Continuing Operations

The provision for income tax benefit (expense) related to continuing operations, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
Provision for income tax benefit (expense) - Continuing operations	$(9)	$151	$8,520	$(160)	(106)%	$(8,369)	(98)%

We were recently under Internal Revenue Service (“IRS”) examination for the tax year ended December 31, 2018. The examination was completed in the third quarter of 2022 with minimal adjustments to the 2018 federal tax return.

Net Income from Discontinued Operations (After tax)

Net income from discontinued operations, after tax, as compared to the prior years, was as follows:

				Change
	Year Ended December 31,			2022		2021
(In thousands)	2022	2021	2020	$	%	$	%
Net income from discontinued operations	$964,959	$65,645	$16,806	$899,314	1,370%	$48,839	291%

In 2022, the TRELEGY Royalty Transaction resulted in (i) income from our investment in TRC; (ii) interest expense related to our Non-Recourse 2035 Notes; and (iii) the net gain from the sale of our equity interests in TRC to be reclassified as net income from discontinued operations for all of the periods presented above.

The $965.0 million in net income from discontinued operations for 2022 was primarily attributed to the $1,141.1 million net realized gain from the sale of our equity interests in TRC. This net gain was partially offset by a $24.0 million loss on the extinguishment of our Non-Recourse 2035 Notes and a $179.0 million provision for income tax expense in 2022. The income tax expense was primarily attributed to the net gain from the sale of our equity interests in TRC and was partially offset by the release of the Company’s valuation allowance on its US federal deferred tax assets.

Liquidity and Capital Resources

As a result of the approximate $1.1 billion in cash proceeds received from the TRELEGY Royalty Transaction completed in July 2022, our cash position increased significantly during the second half of 2022. In connection with TRELEGY Royalty Transaction, we also repaid our Non-Recourse 2035 Notes for approximately $420.0 million and subsequently repaid our convertible senior notes due 2023, at par, for approximately $230.0 million.

Following the completion of the paydown of all of our long-term debt, our board of directors authorized a $250.0 million capital return program consisting of the three elements listed below:

(i)	Completion of a $94.0 million repurchase of our shares previously held by GSK Finance and its affiliates in September 2022;

(ii)	Completion of a modified Dutch auction tender offer pursuant to which we repurchased $1.2 million of our ordinary shares in November 2022; and

(iii)	The initiation of an open market stock repurchase in which we repurchased $32.9 million of our shares on the open market in December 2022 and another $27.1 million through February 27, 2023.

As of December 31, 2022, we had approximately $327.5 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and a streamlined balance sheet with no long-term debt.

2021 – 2022 Corporate Restructuring Completion

As previously announced in September 2021, our board of directors approved a plan to focus our resources on our most promising programs and reduce the size of the Company in order to maximize shareholder value. The Restructuring resulted in us reducing headcount by approximately 75%. A majority of the total reduction in workforce occurred at the end of November 2021, and the remainder was completed at the end of February 2022. Since the Restructuring was announced and through its completion in the third quarter of 2022, we incurred $33.0 million in Restructuring and related expenses, which was consistent with our expectations.

2023 Strategic Actions

As discussed above, on February 27, 2023, we announced additional strategic actions to sharpen the Company’s focus and deliver on its commitment to create shareholder value. These new strategic actions include a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of February 27, 2023, we have repurchased $155.3 million of shares, including $27.1 million in 2023, and we have approximately $170.0 million remaining in the capital return program which is expected to be completed by the end of 2023.

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

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our capital return program and our operations for at least the next twelve months from the issuance date of these consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior years, were as follows:

	Year Ended December 31,			Change
(In thousands)	2022	2021	2020	2022	2021
Net cash used in operating activities	$(186,991)	$(207,858)	$(250,403)	$20,867	$42,545
Net cash provided by investing activities	1,154,009	124,494	10,721	1,029,515	113,773
Net cash (used in) provided by financing activities	(758,806)	91,860	263,085	(850,666)	(171,225)

Net cash flows used in operating activities

Net cash used in operating activities was $187.0 million in 2022, of which $2.4 million was used in continuing operations and $184.6 million was used in discontinued operations, consisting of net income of $872.1 million, adjustments for non-cash expenses and other reconciling items of ($1,098.8) million, primarily related to the net gain from the sale of our equity interests in TRC, and a net increase in cash resulting from changes in operating assets and liabilities of $39.7 million.

Net cash used in operating activities was $207.9 million in 2021, of which $235.8 million was used in continuing operations and $27.9 million was provided by discontinued operations, consisting of a net loss of $199.4 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $31.2 million and a net decrease in cash resulting from changes in operating assets and liabilities of $39.6 million.

Net cash flows provided by investing activities

Net cash provided by investing activities was $1,154.0 million in 2022, of which $58.9 million was from continuing operations and $1,095.1 million was from discontinued operations, consisting primarily of $54.9 million in net cash inflow from the purchase and maturities of marketable securities and $1,095.1 million in net proceeds related to the sale of our equity interests in TRC.

Net cash provided by investing activities was $124.5 million in 2021, all of which was provided by continuing operations, and consisting of cash inflows from the net purchase and maturities of marketable securities of $127.9 million and partially offset by $3.4 million used for the purchase of property and equipment.

Net cash flows (used in) provided by financing activities

Net cash used in financing activities was $758.8 million in 2022, of which $738.6 million was used in continuing operations and $20.2 million was used in discontinued operations, consisting primarily of a $128.8 million cash outflow related to the repurchase of ordinary shares, a $631.6 million cash outflow related to the extinguishment of our debt, and a $20.2 million cash outflow related to the debt redemption premium associated with the Non-Recourse 2035 Notes. These cash outflows were partially offset by a $24.5 million cash inflow related to the funding of an additional Phase 3 study for the ampreloxetine program.

Net cash provided by financing activities was $91.9 million in 2021, all of which was provided by continuing operations, and consisting of the sale of 7,705,000 ordinary shares for total net proceeds of $108.2 million and $3.5 million in proceeds from ESPP and share option purchases. These proceeds were partially offset by $10.7 million in principal payments on our formerly outstanding Non-Recourse 2035 Notes and $9.1 million related to the repurchase of shares to satisfy tax withholding obligations.

Contractual Obligations

In the table below, we set forth our significant contractual obligations, as well as obligations related to contracts that we are likely to continue, regardless of the fact that some were cancelable as of December 31, 2022. Some of the amounts that we include in this table are based on management’s estimate and assumptions about these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the amount of the obligations that we will pay in future periods may vary from those reflected in the table.

		Years
(In thousands)	Total	Within 1	1 to 3	3 to 5	After 5
Facility operating leases	$82,598	$9,947	$21,451	$22,624	$28,576
Purchase obligations (1)	37,167	31,044	6,124	—	—
Total	$119,765	$40,991	$27,575	$22,624	$28,576

(1)

Substantially all of this amount was comprised of open purchase orders, as of December 31, 2022, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities related to our existing contracts.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2022. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Performance-Contingent Awards

We periodically grant performance-contingent awards to our employees. For the year ended December 31, 2022, we recognized $0.2 million of share-based compensation expense related to these types of awards. As of December 31, 2022, the maximum remaining expense related to outstanding performance-contingent awards was $0.4 million which had performance expiration dates through February 2024.

Recent Accounting Pronouncements

The information required by this item is included in “Item 8, Note 1. Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.

We do not believe that inflation has had a material effect on our business, results of operations or financial condition. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations or financial condition.

Interest Rate Risks

We have invested primarily in money market funds, federal agency notes, corporate debt securities, commercial paper and US treasury bills. To reduce the volatility relating to these exposures, we have put investment and risk management policies and procedures in place. The securities in our investment portfolio are not leveraged and are classified as available-for-sale due to their short-term nature. We currently do not engage in hedging activities.

We performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of our investment portfolio. As of December 31, 2022 and 2021, we have estimated that a hypothetical 100 basis point increase in interest rates would have resulted in a decrease in the fair market value of our investment portfolio of $0.1 million and $0.2 million, respectively. Such losses would only be realized if we sold the investments prior to maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2021 financial statements of Theravance Respiratory Company, LLC (“TRC”), an entity in which the Company had an 85% economic interest. The Company’s equity in net assets of TRC and amounts due from TRC totaled $111.1 million at December 31, 2021, and the Company’s equity in the net income of TRC was $104.0 million for 2021. The 2021 financial statements of TRC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 2021 amounts included for TRC, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Management’s Estimates of the Amount and Timing of TRELEGY Sales

Description of the matter

As more fully described in Note 9 to the consolidated financial statements, on July 20, 2022, the Company entered into an Equity Purchase and Funding Agreement to sell to Royalty Pharma Investments 2019 ICAV (RPI), its equity interests in Theravance Respiratory Company (TRC), including the rights to future royalties due from Glaxo Group Limited (GSK) for sales of TRELEGY. The Company concluded the transaction met the definition of a sale under ASC860 Transfers and Servicing of Financial Assets and recognized a $1.1 billion gain, which consisted of approximately $1.1 billion of cash received from RPI upon entering into the sale agreement and the $194.2 million fair value of contingent consideration payable by RPI upon sales of TRELEGY attaining certain levels in future periods, less transaction costs and the carrying value of the Company’s interest in TRC. The fair value of the contingent consideration asset at December 31, 2022 was $194.2 million.

Auditing management’s accounting for the sale of its equity interests in TRC was complex due to the significant judgment required by management when estimating the amount and timing of future sales of TRELEGY, which is a key input into the Monte Carlo simulation management utilized to estimate the fair value of the contingent consideration payable by RPI. There are a number of factors that could materially affect the amount and timing of future sales of TRELEGY, virtually all of which are not within the Company’s control and management’s estimates of the amount and timing of TRELEGY sales require the use of significant unobservable inputs. These inputs are derived using internal management estimates developed based on third-party data and reflect management’s judgements, current market conditions surrounding competing products, and forecasts. The significant unobservable inputs can include, to the extent applicable, estimates of patient populations, selling price, and the timing of peak sales. A significant change in unobservable inputs could result in a material increase or decrease to the amount and timing of TRELEGY sales.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that address the identified risks related to the Company's process for estimating the amount and timing of future sales of TRELEGY. We also tested controls over the recognition and measurement of contingent consideration, including controls used in estimating key inputs and the completeness and accuracy of data used in management’s valuation models.

To test the fair value of the contingent consideration, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become due. We also involved our valuation specialists to assist in evaluating the Company's use of a Monte Carlo simulation and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. Our valuation specialists also performed corroborative calculations.

We also involved our research specialists to assist in our evaluation of the significant assumptions used by management to estimate the amount and timing of future sales of TRELEGY, including estimates such as patient populations, peak sales, and sales growth rate. Evaluating the reasonableness of management’s assumptions included, among others, consideration of (i) relevant industry forecasts, (ii) consistency with external market research and industry data, and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. We also reviewed analyst reports, press releases, and other relevant third-party data for contrary evidence.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Mateo, California

March 1, 2023

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$298,172	$89,959
Short-term marketable securities	29,312	83,506
Receivables from collaborative arrangements	16,785	14,065
Prepaid clinical and development services	1,513	10,245
Other prepaid and current assets	7,682	8,561
Amounts due from TRC, LLC (Discontinued operations)	—	43,534
Total current assets	353,464	249,870
Property and equipment, net	11,875	13,657
Operating lease assets	40,126	39,690
Future contingent milestone and royalty assets	194,200	—
Restricted cash	836	837
Other assets	6,899	3,228
Equity in net assets of TRC, LLC (Discontinued operations)	—	67,537
Total assets	$607,400	$374,819

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,554	$3,098
Accrued personnel-related expenses	10,314	12,796
Accrued clinical and development expenses	4,932	17,010
Accrued general and administrative expenses	4,020	2,898
Operating lease liabilities	6,753	503
Deferred revenue	24	98
Other accrued liabilities	1,118	1,304
Accrued interest payable	—	1,246
Current portion of non-recourse notes due 2035, net (Discontinued operations)	—	16,940
Accrued interest payable (Discontinued operations)	—	2,694
Total current liabilities	28,715	58,587

Long-term operating lease liabilities	45,407	52,681
Future royalty payment contingency	25,438	—
Long-term deferred revenue	192	310
Unrecognized tax benefits	64,191	240
Other long-term liabilities	1,657	2,180
Convertible senior notes due 2023, net	—	228,035
Non-recourse notes due 2035, net	—	371,359
Commitments and contingencies

Shareholders’ Equity (Deficit)
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 65,227 and 74,435 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	1,295,725	1,387,469
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(853,911)	(1,726,043)
Total shareholders’ equity (deficit)	441,800	(338,573)
Total liabilities and shareholders’ equity (deficit)	$607,400	$374,819

See accompanying notes to consolidated financial statements

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Revenue:
Viatris collaboration agreement	$48,624	$43,848	43,893
Viatris royalties (Non-US)	30	—	—
Collaboration revenue	192	11,463	$26,464
Licensing revenue	2,500	—	1,500
Total revenue	51,346	55,311	71,857

Expenses:
Research and development (1)	63,392	193,657	260,953
Selling, general and administrative (1)	67,073	99,296	108,531
Restructuring and related expenses (1)	12,838	20,142	—
Total expenses	143,303	313,095	369,484

Loss from operations	(91,957)	(257,784)	(297,627)
Interest expense	(6,369)	(8,547)	(8,547)
Loss on extinguishment of debt	(3,034)	—	—
Interest income and other income, net	8,545	1,109	2,831
Loss from continuing operations before income taxes	(92,815)	(265,222)	(303,343)
Provision for income tax (expense) benefit	(9)	151	8,520
Net loss from continuing operations	(92,824)	(265,071)	(294,823)

Income from discontinued operations before income taxes	1,143,930	65,645	16,806
Provision for income tax expense	(178,974)	—	—
Net income from discontinued operations	964,956	65,645	16,806

Net income (loss)	$872,132	$(199,426)	$(278,017)

Net income (loss) per share:
Continuing operations - basic and diluted	$(1.26)	$(3.82)	$(4.73)
Discontinued operations - basic and diluted	$13.11	$0.95	0.27
Net income (loss) - basis and diluted	$11.85	$(2.87)	(4.46)

Shares used to compute basis and diluted net income (loss) per share	73,591	69,461	62,345

(1)	Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Research and development	$12,888	$25,634	$31,294
Selling, general and administrative	19,848	28,065	31,682
Restructuring and related expenses	6,998	8,362	—
Total share-based compensation expense	$39,734	$62,061	$62,976

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$872,132	$(199,426)	$(278,017)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale investments, net of tax	(15)	(47)	(98)
Comprehensive income (loss)	$872,117	$(199,473)	$(278,115)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2019	57,015	$1	$1,024,614	$145	$(1,248,600)	$(223,840)
Net proceeds from sale of ordinary shares	5,500	—	139,915	—	—	139,915
Proceeds from ESPP purchases	245	—	3,701	—	—	3,701
Employee share-based compensation expense	—	—	62,976	—	—	62,976
Issuance of restricted shares	1,907	—	—	—	—	—
Option exercises	68	—	1,361	—	—	1,361
Repurchase of shares to satisfy tax withholding	(407)	—	(9,749)	—	—	(9,749)
Net unrealized loss on marketable securities	—	—	—	(98)	—	(98)
Net loss	—	—	—	—	(278,017)	(278,017)
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
Balances at December 31, 2020	64,328	$1	$1,222,818	$47	$(1,526,617)	$(303,751)
Net proceeds from sale of ordinary shares	7,705	—	108,180	—	—	108,180
Proceeds from ESPP purchases	275	—	3,466	—	—	3,466
Employee share-based compensation expense	—	—	62,061	—	—	62,061
Issuance of restricted shares	2,682	—	—	—	—	—
Option exercises	—	—	5	—	—	5
Repurchase of shares to satisfy tax withholding	(555)	—	(9,061)	—	—	(9,061)
Net unrealized loss on marketable securities	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(199,426)	(199,426)
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Repurchase of ordinary shares, net of transaction costs	(12,739)	—	(128,830)	—	—	(128,830)
Proceeds from ESPP purchases	118	—	802	—	—	802
Employee share-based compensation expense	—	—	39,734	—	—	39,734
Issuance of restricted shares	3,764	—	—	—	—	—
Option exercises	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(351)	—	(3,450)	—	—	(3,450)
Net unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Net income	—	—	—	—	872,132	872,132
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$872,132	$(199,426)	$(278,017)
Less: Net income from discontinued operations	(964,956)	(65,645)	(16,806)
Net loss from continuing operations	(92,824)	(265,071)	(294,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,716	4,802	4,707
Amortization and accretion income, net	(681)	10	(1,079)
Ampreloxetine interest accretion	974	—	—
Share-based compensation	39,734	62,061	62,976
(Gain) loss on disposal of property and equipment	(8)	39	—
Gain on sale of Velusetrag	(2,709)	—	—
Amortization of right-of-use assets	3,989	3,786	3,344
Gain from lease modification	—	(1,863)	—
Loss on extinguishment of debt	3,034	—	—
Other	—	10	(95)
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	(2,720)	1,803	6,128
Prepaid clinical and development services	8,733	10,129	(17,638)
Other prepaid and current assets	(704)	2,867	(2,327)
Right-of-use lease assets	(4,424)	—	—
Other assets	(3,802)	(972)	(1,110)
Accounts payable	(1,612)	(3,534)	3,658
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(14,086)	(37,225)	5,983
Accrued interest payable	(1,246)	—	—
Deferred revenue	(192)	(11,463)	(26,465)
Operating lease liabilities	(1,024)	(1,742)	1,600
Unrecognized tax benefits	63,952	(189)	(8,542)
Other long-term liabilities	(525)	777	936
Net cash used in operating activities - continuing operations	(2,425)	(235,775)	(262,747)
Net cash (used in) provided by operating activities - discontinued operations	(184,566)	27,917	12,344
Net cash used in operating activities	(186,991)	(207,858)	(250,403)

Investing activities
Purchases of property and equipment	(572)	(3,406)	(6,616)
Purchases of marketable securities	(103,145)	(158,305)	(401,987)
Maturities of marketable securities	158,000	286,199	399,318
Sale of short-term investments and marketable securities	17	—	19,942
Proceeds from the sale of Velusetrag	2,709	—	—
Proceeds from the sale of property and equipment	1,866	6	64
Net cash provided by investing activities - continuing operations	58,875	124,494	10,721
Net cash provided by investing activities - discontinued operations	1,095,134	—	—
Net cash provided by investing activities	1,154,009	124,494	10,721

Financing activities
Ordinary share repurchases	(128,830)	—	—
Proceeds from the sale of ordinary shares, net	—	108,180	139,915
Proceeds from ampreloxetine funding, net	24,464	—	—
Proceed from issuance of 2035 notes	—	—	380,000
Principal payment on 2035 notes, net	(399,998)	(10,730)	(235,347)
Principal payment on 2023 notes	(231,605)	—	—
Proceeds from ESPP purchases	802	3,466	3,701
Proceeds from option exercises	—	5	1,361
Repurchase of shares to satisfy tax withholding	(3,450)	(9,061)	(9,749)
Net cash (used in) provided by financing activities - continuing operations	(738,617)	91,860	279,881
Net cash used in financing activities - discontinued operations	(20,189)	—	(16,796)
Net cash (used in) provided by financing activities	(758,806)	91,860	263,085

Net increase in cash, cash equivalents, and restricted cash	208,212	8,496	23,403
Cash, cash equivalents, and restricted cash at beginning of period	90,796	82,300	58,897
Cash, cash equivalents, and restricted cash at end of period	$299,008	$90,796	$82,300

Supplemental disclosure of cash flow information
Cash paid for interest	$22,244	$39,029	$24,024
Cash paid (received) for income taxes, net	$117,966	$(4,089)	$14

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

Basis of Presentation

The Company’s consolidated financial statements as of December 31, 2022 and 2021, and for the year ended December 31, 2022, 2021, and 2020 have been prepared in conformity with United States (“US”) Generally Accepted Accounting Principles ("GAAP"), and the US Securities and Exchange (“SEC”) regulations for annual reporting.

On July 20, 2022, the Company completed a monetization of its ownership interests in a significant equity method investment which had a major effect on the Company’s financial results for the year ended December 31, 2022 (see “Note 9. Sale of Equity Interests in Theravance Respiratory Company, LLC”). In accordance with GAAP, the transaction was accounted for as a sale of a financial asset. For all periods presented, the results of the sale have been included as discontinued operations on these consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Theravance Biopharma and its wholly-owned subsidiaries, all of which are denominated in US dollars. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Actual results could differ materially from those estimates.

Segment Reporting

The Company operates in a single segment, which is the discovery (research), development, and commercialization of human therapeutics. The Company’s business offerings have similar economics and other characteristics, including the nature of products and manufacturing processes, types of customers, distribution methods and regulatory environment. The Company is comprehensively managed as one business segment by the Company’s Chief Executive Officer and the management team. Revenue from collaborative arrangements, including royalty revenue, are attributed to regions based on the location of the collaboration partner. Revenue from profit sharing-type arrangements is attributed to the geographic market in which the products are sold. Capitalized property and equipment is predominantly located in the US.

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

The Company accounts for credit losses on available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”), Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Under ASC 326, the Company regularly reviews its investments for declines in estimated fair value below amortized cost. The factors considered in determining whether a credit loss exists include the creditworthiness of the security issuers, the number of securities in unrealized loss positions, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the security’s amortized cost basis. The did not recognize any credit losses on available-for-sale debt securities for the year ended December 31, 2022, 2021, and 2020.

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

Financial instruments include cash equivalents, marketable securities, accounts receivable, accounts payable, accrued liabilities, and formerly outstanding debt. The Company’s cash equivalents and marketable securities are carried at estimated fair value and remeasured on a recurring basis. The carrying value of accounts receivable, receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments. The fair value of the Company’s formerly outstanding debt was classified as a level 2 financial instrument.

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

The Company’s future contingent milestone and royalty assets and receivables primarily relate to amounts due under its collaboration and other agreements. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to its collaboration agreements. The Company performs periodic evaluations of its customers and generally does not require collateral. For the year ended December 31, 2022, 2021, and 2020, the Company did not experience any material losses related to its receivables.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation, and amortized using the straight-line method as follows:

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Leases

The Company determines whether a contract is or contains a lease at inception of the arrangement. In evaluating whether a contract is indicative of a lease, the Company considers all relevant facts and circumstances to assess whether the arrangement has extended to the Company the right to both (i) obtain substantially all the economic benefits from use of an identified asset and (ii) direct the use of the identified asset. To the extent that the Company determines a contract represents a lease, the arrangement is classified as either an operating lease or a finance lease, with the classification affecting the presentation and pattern of expense recognition in the consolidated statements of operations. The Company did not have any finance leases at either December 31, 2022 or 2021.

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

Future Contingent Milestone and Royalty Assets

The fair value of consideration received in connection with TRC Transaction in July 2022 (see “Note 9. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations”) included an estimated $194.2 million in future contingent milestone and royalties that was recorded as a contingent consideration asset (“Contingent Consideration”) on the Company’s consolidated balance sheets on the TRC Transaction date. The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The fair value model involved significant unobservable inputs derived using Company estimates. The Company’s estimates were based in part on external data and reflected its judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. The Company periodically reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified, and the Company will recognize an impairment loss if the carry value materially exceeds the reassessed fair value. The Company recognizes any increases in the carrying value of the Contingent Consideration only when such contingent gains are realized.

Future Royalty Payment Contingency

The Company treats contingent liabilities related to sale of future royalties (see “Note 10. Ampreloxetine Funding”) as debt financings, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The contingent liabilities related to sale of future royalties and the debt amortization are based on current estimates of future royalty payments, including the potential for any future funding milestones. The Company periodically reassesses the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. To the extent the Company’s estimates of future royalty payments are materially greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, the Company will prospectively adjust the amortization of the contingent liability and effective interest rate.

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

Research and Development Expenses

Research and development (“R&D”) expenses are recorded in the period that services are rendered or goods are received. R&D expenses consist of salaries and benefits, laboratory supplies, and facility costs, as well as fees paid to third parties that conduct certain R&D activities on behalf of the Company, net of certain external R&D expenses reimbursed under the Company’s collaborative arrangements.

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

Examples of estimated R&D expenses that the Company may accrue include:

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $8.0 million, $9.3 million and $6.3 million for the year ended December 31, 2022, 2021, and 2020, respectively.

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

The Company determines the fair value of RSUs using the closing market price of the Company's common shares on the day of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire shares granted under its employee share purchase plan (“ESPP”). The Black-Scholes-Merton option pricing model requires the use of assumptions, including the expected term of the award and the expected share price volatility. The Company uses the “simplified” method as described in Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate the expected option term and plans to transition to historical option exercise data in the near future. The expected share price volatility is based on the historical volatility.

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

Debt Instruments

Coupon interest on the Company’s formerly outstanding debt instruments was accrued using the effective interest rate method over the estimated period the debt will be repaid. Debt issuance costs were capitalized as deferred financing costs and presented as a reduction of the carrying value of the financial liability on the Company’s consolidated balance sheets. Debt issuance costs subsequently were amortized to interest expense over the estimated life of the related debt based on the effective interest method. The Company considered whether there were any embedded features in its debt instruments that required bifurcation and separate accounting as derivative financial instruments pursuant to ASC Topic 815, Derivatives and Hedging. The Company’s formerly outstanding debt instruments did not include any features that require bifurcation and separate derivative accounting.

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

The Company’s total unrecognized tax benefits of $76.0 million and $75.0 million, as of December 31, 2022 and December 31, 2021, respectively, may reduce the effective tax rate in the period of recognition. The Company currently has a full valuation allowance against its deferred tax assets, which would impact the timing of the effective tax rate benefit should any of the Company’s uncertain positions be favorably settled in the future.

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

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net loss from continuing operations	$(92,824)	$(265,071)	$(294,823)
Net income from discontinued operations	964,956	65,645	16,806
Net income (loss)	872,132	(199,426)	(278,017)

Denominator:
Weighted-average ordinary shares outstanding	73,591	69,518	62,808
Less: weighted-average ordinary shares subject to forfeiture	—	(57)	(463)
Weighted-average ordinary shares outstanding - basic and diluted	73,591	69,461	62,345

Net income (loss) per ordinary share:
Continuing operations - basic and diluted	$(1.26)	$(3.82)	$(4.73)
Discontinued operations - basic and diluted	$13.11	$0.95	$0.27
Net income (loss) - basic and diluted	$11.85	$(2.87)	$(4.46)

Anti-dilutive Securities

In accordance with ASC 260, Earnings Per Share, if a company incurred a loss related to its continuing operations, then potential ordinary shares are considered anti-dilutive for the periods in which the loss was recognized. For the year ended December 31, 2022, 2021, and 2020, the Company recognized losses from continuing operations. As a result, the following ordinary equivalent shares were not included in the computation of diluted net loss per share for both continuing operations and discontinuing operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Share issuances under equity incentive plans and employee share purchase plans	5,487	7,469	6,553
Share issuances upon the conversion of convertible senior notes	—	6,676	6,676
Total	5,487	14,145	13,229

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Related Parties

See “Note 15. Capital Return Program” for information regarding the Company’s repurchase of all of its ordinary shares previously held by GSK Finance (No.3) plc (“GSK Finance”), a wholly-owned subsidiary of GSK, in September 2022.

Robert V. Gunderson, Jr. was a member of the Company’s board of directors until his resignation effective September 11, 2021. The Company has engaged Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP, of which Mr. Gunderson is a partner, as its primary legal counsel. Fees incurred for services provided by Gunderson Dettmer Stough Villeneuve Franklin & Hachigian, LLP for the year ended December 31, 2021 and 2020, were $0.5 million for each year.

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

In the US, Viatris is leading the commercialization of YUPELRI, and the Company co-promotes the product under a profit and loss sharing arrangement (65% to Viatris; 35% to the Company). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay the Company a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Viatris is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its consolidated financial statements.

As of December 31, 2022, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the EU.

The Viatris Agreement is considered to be within the scope of ASC 808 as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018; thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606 and, as such, the reimbursable program costs are excluded from the transaction price.

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

Following the FDA approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the year ended December 31, 2022, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Viatris collaboration agreement - Amounts receivable from Viatris	$48,624	$43,848	$43,893
Viatris royalties (Non-US)	30	—	—
Total	$48,654	$43,848	$43,893

While Viatris records the total net sales of YUPELRI within its consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for year ended December 31, 2022, 2021, and 2020 of $70.7 million, $56.7 million, and $50.0 million, respectively, before deducting shared expenses. In the fourth quarter of 2022, the Company recognized its first revenue associated with non-US YUPELRI royalties in the amount of $30,000.

Other Collaborative Arrangement Revenues

The Company’s other collaborative arrangement revenues consisted of:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Janssen	$—	$11,425	$26,426
Other	192	38	38
Total collaboration revenue	$192	$11,463	$26,464

All of the recognized revenues from the Company’s other collaborative arrangements presented in the table above were included in deferred revenue at the beginning of the respective periods.

Janssen Biotech

In February 2018, the Company entered into a global co-development and commercialization agreement with Janssen Biotech, Inc. (“Janssen”) for izencitinib (formerly known as TD-1473) and related back-up compounds for inflammatory intestinal diseases, including ulcerative colitis and Crohn’s disease (the “Janssen Agreement”). The Company received an upfront payment of $100.0 million related to the Janssen Agreement. Following unfavorable Phase 3 clinical trial results for izencitinib announced in August 2021, Janssen terminated the Janssen Agreement effective January 16, 2022. As a result, at the end of 2021, the Company recognized the remaining non-cash deferred collaboration revenue associated with the Janssen Agreement.

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Viatris	$6,682	$2,072	$1,524
Janssen	—	5,819	8,554
Total reduction to R&D expense, net	$6,682	$7,891	$10,078

Revenue from Licensing Arrangements

Viatris

In June 2019, the Company announced the expansion of the Viatris Agreement to grant Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, the Company received an upfront payment of $18.5 million (before a required tax withholding) and is eligible to receive additional potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved.

In March 2020, the Company earned a $1.5 million development milestone for the acceptance of a clinical trial application associated with the use of revefenacin monotherapy in China and adjacent territories. Viatris is responsible for all aspects of development and commercialization in the China ad adjacent territories, including pre- and post-launch activities and product registration and all associated costs.

Pfizer

In December 2019, the Company entered into a global license agreement with Pfizer Inc. (“Pfizer”) for its preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure.

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

As of December 31, 2022, the Company is eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, the Company is eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

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

3. Segment Information

The Company operates in a single segment, which is the discovery (research), development, and commercialization of human therapeutics. The following table summarizes total revenue by geographic region based on the location of the Company’s customers or collaboration partners:

	Year Ended December 31,
(In thousands)	2022	2021	2020
US	$51,124	$55,273	$70,319
Europe	222	38	1,538
Total revenue	$51,346	$55,311	$71,857

The following table summarizes total revenue from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total revenue (as a percentage of total revenues) during the most recent three years:

	Year Ended December 31,
(% of total revenue)	2022	2021	2020
Viatris	95%	79%	63%
Janssen	—%	21%	37%

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

At the time of the sale, the velusetrag assets had no remaining book value on the Company’s records, and all of the velusetrag assets were delivered to Alfasigma. For year ended December 31, 2022, the Company recognized a net gain of $2.7 million, after transaction costs, related to the sale of velusetrag within “interest income and other income, net” on the consolidated statements of operations.

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	December 31,
(In thousands)	2022	2021	2020
Cash and cash equivalents	$298,172	$89,959	$81,467
Restricted cash	836	837	833
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$299,008	$90,796	$82,300

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the consolidated balance sheets.

The Company periodically engages in foreign exchange transactions as a part of its operations. For the year ended December 31, 2022, 2021, and 2020, the Company recognized net realized and unrealized foreign currency losses of $0.9 million, $0.9 million, and $0.3 million, respectively. These amounts are included in the Company’s consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		December 31, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$24,873	$8	$—	$24,881
US government agency securities	Level 2	20,869	4	—	20,873
Corporate notes	Level 2	—	—	—	—
Commercial paper	Level 2	37,307	—	(27)	37,280
Marketable securities		83,049	12	(27)	83,034
Money market funds	Level 1	220,508	—	—	220,508
Total		$303,557	$12	$(27)	$303,542

		December 31, 2021
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,986	$—	$(2)	$29,984
Corporate notes	Level 2	5,034	—	(2)	5,032
Commercial paper	Level 2	48,490	1	(1)	48,490
Marketable securities		83,510	1	(5)	83,506
Money market funds	Level 1	50,228	—	—	50,228
Total		$133,738	$1	$(5)	$133,734

As of December 31, 2022, all of the Company’s available-for-sale securities had contractual maturities within three months, and the weighted-average maturity of marketable securities was less than one month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the year ended December 31, 2022 or 2021.

Available-for-sale debt securities with unrealized losses are summarized below:

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$37,279	$(27)	$—	$—	$37,279	$(27)
Total	$37,279	$(27)	$—	$—	$37,279	$(27)

	December 31, 2021
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$19,991	$(2)	$—	$—	$19,991	$(2)
Corporate notes	5,031	(2)	—	—	5,031	(2)
Commercial paper	9,995	(1)	—	—	9,995	(1)
Total	$35,017	$(5)	$—	$—	$35,017	$(5)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of December 31, 2022.

As of December 31, 2022, the Company’s accumulated other comprehensive loss on its consolidated balance sheets consisted of net unrealized gains (losses) on available-for-sale investments. For the year ended December 31, 2022 and 2021, the Company did not sell any marketable securities. For the year ended December 31, 2020, the Company sold marketable securities for total proceeds of $19.9 million and recognized minimal net realized gains from the sales based on the specific identification method.

7. Property and Equipment

Property and equipment are held predominantly in the US and consisted of the following:

	December 31,
(In thousands)	2022	2021
Computer equipment	$1,921	$2,341
Software	1,088	2,063
Furniture and fixtures	1,674	3,605
Laboratory equipment	15,445	20,087
Leasehold improvements	24,583	24,053
Subtotal	44,711	52,149
Less: accumulated depreciation	(32,836)	(38,492)
Property and equipment, net	$11,875	$13,657

For the year ended December 31, 2022, 2021, and 2020, depreciation expense for property and equipment was $2.6 million, $3.5 million, and $3.3 million, respectively.

As a result of the Company’s corporate restructuring announcement in September 2021 (see “Note 16. Corporate Restructuring Completion”), the Company completed an auction of certain property and equipment in December 2021. In January 2022, the Company received net proceeds of $1.9 million from the auction, and the net realized loss from the sale of the property and equipment was not material.

8. Leases

South San Francisco Lease and Subleases

As of December 31, 2022, the Company leased approximately 162,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”). The lease includes a tenant improvement allowance that expires in November 2024 and had a remaining balance of $8.9 million and $10.2 million, as of December 31, 2022 and 2021, respectively.

In June 2022, the Company entered into a non-cancelable agreement under which it subleased approximately 78,000 square feet of its South San Francisco office and laboratory space to an unaffiliated company. The sublease term continues through May 2030, consistent with the expiration of the SSF Lease, and the subtenant has no option to extend the sublease. Under the terms of the sublease, the Company is entitled to receive an initial monthly base rent of $0.5 million which will be subject to annual increases of 3%, as well as the subtenant’s proportionate share of the property’s operating expenses. As part the of the sublease terms, the subtenant was allocated $6.5 million of the Company’s $8.9 million remaining tenant improvement allowance. The Company expects to receive a total of $51.7 million in base rent over the sublease term which represents a $13.5 million premium (before sublease execution-related costs) over its proportionate lease payment obligations under the SSF Lease. Under the terms of the SSF Lease, 50% of the sublease premium, equal to approximately $6.7 million, shall be shared with the landlord and 50% shall be retained by the Company which equates to a base rent savings of approximately $0.8 million annually.

In July 2021, the Company entered into a non-cancelable agreement under which it subleased approximately 21,000 square feet of its South San Francisco office and laboratory space to another unaffiliated company. Under the terms of the sublease agreement, the sublease term continues through September 2028, and the parties have no option to extend the sublease. Either the Company or the subtenant may terminate the sublease by giving the other party ten days prior written notice. The Company is entitled to receive an initial monthly base rent of $0.1 million, with annual base rent increases of 3% and the subtenant’s proportionate share of the building’s operating expenses. The Company expects to receive a total of $13.1 million over the sublease term which represents a $4.2 million premium (before sublease execution-related costs) over its proportionate lease payment obligations under the SSF Lease. Under the terms of the head SSF Lease, 50% of the sublease premium, equal to $2.1 million, shall be shared with the landlord and 50% shall be retained by the Company.

The Company recognizes the sublease income on a straight-line basis over the term of its two subleases which is reflected as a reduction of R&D expense and selling, general and administrative expenses in the consolidated statements of operations. No lease modification was deemed to have occurred by entering into the sublease agreements because the Company was not released, either fully or in part, from its obligations under the SSF Lease.

Sublease income related to the sublease agreements, including base rent and certain sublease transaction cost reimbursements from the landlord, was $5.0 million and $0.5 million for the year ended December 31, 2022 and 2021, respectively.

Dublin Lease

In April 2017, the Company leased approximately 6,100 square feet of office space in Dublin, Ireland, under a non-cancelable operating lease that expires in April 2027 (“Dublin Lease”). In May 2022, the Company entered into an agreement under which it assigned the Dublin Lease (“Lease Assignment”) to an unaffiliated company. The Company determined that the Lease Assignment would be accounted for as a lease modification under ASC 842, Leases. As a result of the lease modification, the Company reduced the value of its operating lease assets and liabilities in the consolidated balance sheets by $1.4 million and $1.5 million, respectively, in the second quarter of 2022. Under the Lease Assignment, the Company sold furniture and equipment located in the Dublin office to the unaffiliated company and recognized a net loss of $0.1 million from the sale.

Following the execution of the Lease Assignment, in May 2022, the Company entered into a new operating lease agreement for approximately 700 square feet of office space in Dublin, Ireland, effective June 2022. The lease has a two-year term ending in May 2024, and the Company may terminate the lease by providing three months prior written notice. Under the new lease, the Company will incur total base rent expense of approximately $0.4 million (or $0.2 million annually) which is recognized on straight-line basis over the two-year lease term. The Company’s annual straight-line base rent for its previous Dublin Lease was approximately $0.4 million.

The Company has evaluated its existing leases and determined that they were all operating leases. The present values of the remaining lease payments and corresponding right-of-use assets were as follows, and the difference between the right-of-use assets and lease liabilities was primarily due to office-related deferred rent payments that are payable in future periods and tenant improvement reimbursements.

(In thousands)	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Operating lease assets	$40,126	$39,690

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$6,753	$503
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	45,407	52,681
Total operating lease liabilities		$52,160	$53,184

Lease expense and sublease income were included within operating expenses in the consolidated statements of operations as follows:

		Year Ended	Year Ended	Year Ended
(In thousands)	Classification	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease expense	Selling, general and administrative expense	$8,314	$6,248	$7,974
Operating lease expense	Research and development expense	—	1,377	758
Total operating lease expense (1)		$8,314	$7,625	$8,732

		Year Ended	Year Ended	Year Ended
(In thousands)	Classification	December 31, 2022	December 31, 2021	December 31, 2020
Operating sublease income	Selling, general and administrative expense	$5,420	$466	$—
(1)	Excludes short-term leases which were not material and office lease service-related charges.

Cash paid for amounts included in the measurement of lease liabilities was as follows:

	Year Ended	Year Ended
(In thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,312	$8,971

As of December 31, 2022, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Year ending December 31:
2023	$9,947
2024	10,623
2025	10,828
2026	11,145
2027	11,479
Thereafter	28,576
Total operating lease payments	$82,598
Less: Estimated tenant improvement allowance	(8,912)
Less: Imputed interest	(21,526)
Present value of operating lease liabilities	$52,160

As of December 31, 2022, the undiscounted cash flows to be received related to the Company’s subleases were as follows:

(In thousands)
Year ending December 31:
2023	$7,713
2024	7,944
2025	8,181
2026	8,425
2027	8,675
Thereafter	18,502
Total operating sublease receipts	$59,438

As of December 31, 2022, the weighted-average remaining lease term was 7.4 years, and the weighted-average discount rate used to determine the lease liabilities was 8.63%. The Company’s discount rate was primarily derived from the 9.0% interest rate on its previously issued Non-Recourse 2033 Notes in November 2018 and did not involve any significant assumptions.

9. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations

Background

In May 2014, the Company entered into the TRC LLC Agreement with Innoviva, Inc. (“Innoviva”) that governed the operation of Theravance Respiratory Company, LLC (“TRC”). Under the TRC LLC Agreement, Innoviva was the manager of TRC, and the business and affairs of TRC were managed exclusively by the manager, including (i) day to day management of the drug programs in accordance with the existing GSK agreements; (ii) preparing an annual operating plan for TRC; and (iii) taking all actions necessary to ensure that the formation, structure and operation of TRC complied with applicable law and partner agreements. The Company was responsible for its proportionate share of TRC’s administrative expenses incurred as communicated to the Company, by Innoviva.

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

Sale of Equity Interests in TRC

On July 20, 2022, the Company completed the sale of its 2,125 Class B Units and 6,375 Class C Units (collectively, the “Issuer II Units”) of TRC to, and entered into a sale of future royalties from sales of ampreloxetine (see “Note 10. Ampreloxetine Funding”) with, Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), pursuant to the Equity Purchase and Funding Agreement, dated as of July 13, 2022 (including the schedules and exhibits thereto, the “Purchase Agreement”), by and between the Company and Royalty Pharma (collectively with the other transactions contemplated by the Purchase Agreement, the “TRC Transaction”). The Issuer II Units represent the right to receive 85% of the royalty payments on worldwide net sales of Assigned Collaboration Products (as defined in the Purchase Agreement) pursuant to the terms of that certain Collaboration Agreement, dated as of November 14, 2002, by and between Innoviva, Inc. (formerly known as Theravance, Inc.), a Delaware corporation (“Innoviva”), and Glaxo Group Limited, a private company limited by shares registered under the laws of England and Wales (“GSK”) (as amended, the “Collaboration Agreement”). Assigned Collaboration Products is primarily comprised of Trelegy ELLIPTA (“TRELEGY”). Total consideration payable by Royalty Pharma under the terms of the TRC Transaction included initial consideration with a fair value of $1,326.6 million plus the right to receive additional payments as further described below.

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

The Purchase Agreement contained customary representations and warranties of the Company and Royalty Pharma, including with respect to organization, authorization, intellectual property matters and tax matters, and certain covenants with respect to confidentiality, taxes and actions and conduct relating to preservation of TRC prior to the Closing. The Company and Royalty Pharma will each indemnify the other against damages arising from breaches of representations, warranties, and covenants under the Purchase Agreement.

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

The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%. The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of December 31, 2022, there were no changes in the carrying value of the Contingent Consideration since its initial measurement date in July 2022.

The Contingent Consideration is subject to counterparty credit risk, and the carrying value of the Contingent Consideration represents the maximum amount of potential loss due to credit risk. To date, the Company has not recorded any credit losses related to the Contingent Consideration. The Contingent Consideration is presented on the consolidated balance sheets as future contingent milestone and royalty assets.

Discontinued Operations

The TRC Transaction represented a monetization of a significant equity method investment that had a major effect on the Company’s financial results. In accordance with GAAP, the TRC Transaction was accounted for as a sale of a financial asset. For all periods presented, balances and the results related to TRC have been classified as discontinued operations on the Company’s consolidated financial statements.

The results of discontinued operations consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Income from investments in TRC, LLC	$53,237	$103,987	$68,438
Transaction-related legal expenses (prior to July 20, 2022)	(5,057)	—	—
Interest expense on 9.5% Non-recourse notes due 2035	(21,312)	(38,342)	(32,193)
Interest expense on 9.0% Non-recourse notes due 2033	—	—	(3,975)
Loss on extinguishment of debt	(24,022)	—	(15,464)
Net gain from sale of equity interests in TRC, LLC	1,141,084	—	—
Provision for income tax expense	(178,974)	—	—
Net income from discontinued operations	$964,956	$65,645	$16,806

TRC Financial Information

Prior to the TRC Transaction, the Company analyzed its ownership, contractual and other interests in TRC to determine if it was a variable-interest entity (“VIE”), whether the Company had a variable interest in TRC and the nature and extent of that interest. The Company determined that TRC was a VIE. The party with the controlling financial interest, the primary beneficiary, is required to consolidate the entity determined to be a VIE. Therefore, the Company also assessed whether it was the primary beneficiary of TRC based on the power to direct TRC’s activities that most significantly impact TRC’s economic performance and its obligation to absorb TRC’s losses or the right to receive benefits from TRC that could potentially be significant to TRC. Based on the Company’s assessment, the Company determined that it was not the primary beneficiary of TRC, and, as a result, the Company did not consolidate TRC in its consolidated financial statements. The Company’s maximum exposure to loss, as a result of its involvement with TRC, were the amounts recorded in the consolidated balance sheets within “Amounts due from TRC, LLC” and “Equity in net assets of TRC, LLC”. TRC was recognized in the Company’s consolidated financial statements under the equity method of accounting.

For the year ended December 31, 2022, 2021, and 2020, the Company recognized income from its investment in TRC of $53.2 million, $104.0 million, and $68.4 million, respectively. At December 31, 2022 and 2021, the Company had amounts due from TRC of nil and $43.5 million, respectively, and its investment in TRC at those dates was nil and $67.5 million, respectively. As noted above, TRC is being recognized as a discontinued operation as a result of the TRC Transaction.

TRC’s balance sheets as of July 20, 2022 and December 31, 2021 and TRC’s statement of income for the period from January 1, 2022 to July 20, 2022 and for the year ended December 31, 2021 and 2020, including the portion of equity interest that the Company did not own, were as follows:

(In thousands)	July 20, 2022	December 31, 2021
Assets
Cash and cash equivalents	$29,309	$50,713
Related party receivables from collaborative arrangements	42,720	42,492
Prepaid expenses and other current assets	—	71
Equity and long-term investments	—	37,695
Total assets	$72,029	$130,971

Liabilities and LLC Members' Equity
Accrued liabilities	—	252
LLC members' equity	72,029	130,719
Total liabilities and LLC members' equity	$72,029	$130,971

	Period Ended	Year Ended December 31,
(In thousands)	July 20, 2022	2021	2020
Revenue
Royalty revenue from related party	$72,029	$126,688	$73,090
Revenue from collaborative arrangements with a related party	-	—	10,000
Total revenue	72,029	126,688	83,090
General and administrative expenses	332	3,956	2,613
Other income, net	10	—	38
Realized loss on equity and long-term investments	(39,385)
Changes in fair value of equity and long-term investments, net	(8,884)	(1,541)	1,147

Net Income	$23,438	$121,191	$81,662

10. Ampreloxetine Funding

Under the terms of the Purchase Agreement (see “Note 9. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations”), the Company received $25.0 million in cash from Royalty Pharma in exchange for certain royalty rights to ampreloxetine and is entitled to receive an additional $15.0 million upon the first regulatory approval of any pharmaceutical product that contains ampreloxetine as an active pharmaceutical ingredient by either (a) the FDA or (b) the first of (i) the European Medicines Agency or (ii) all four of Germany, France, Italy and Spain. In exchange for the $25.0 million and potential $15.0 million in cash (the “Ampreloxetine Funding”), the Company will make quarterly royalty payments to Royalty Pharma equal to the amount of Ampreloxetine Net Sales (as defined in the Purchase Agreement) recognized during the applicable quarter multiplied by 2.5% for the first $500.0 million in Ampreloxetine Net Sales and 4.5% for Ampreloxetine Net Sales in excess of $500.0 million. These royalty payments from the Company to Royalty Pharma will continue until, on a country by country and product by product basis, the later of (a) the expiration of all valid and enforceable claims of any patent, or pending claim of a good faith patent application during the five (5) years from the initial filing of such application, that cover the applicable ampreloxetine product or the manufacture or use thereof in the applicable country and (b) the expiration of regulatory exclusivity granted by the FDA or equivalent organization in the applicable country. As the Ampreloxetine Funding and the TRC Transaction were part of the same Purchase Agreement, the Company evaluated the total consideration received from Royalty Pharma and determined that the consideration received for each of the individual transactions approximated their relative fair values.

The Company accounted for the Ampreloxetine Funding received from Royalty Pharma as a liability because the Company has significant continuing involvement in generating the future revenue stream from which the liability would be repaid to Royalty Pharma. If the regulatory approval milestone is achieved, the Company will recognize the $15.0 million milestone payment as an increase to the accumulated liability. If and when ampreloxetine obtains regulatory approval and is commercially launched, the Company will recognize the royalties paid to Royalty Pharma as a decrease to the accumulated liability due to Royalty Pharma and a corresponding reduction in cash. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the liability recognized would be extinguished as the Company would not be obligated to repay any of the funding amounts received from Royalty Pharma.

The carrying amount of the liability for the future royalty payment contingency was based on the upfront $25.0 million received and management's estimate of (i) the risk-adjusted future contingent $15.0 million milestone; and (ii) royalties to be paid to Royalty Pharma and then discounted over the life of the arrangement using an imputed rate of interest. The excess of future estimated royalty payments over the amount of cash funding received will be recognized as interest expense using the effective interest method. The balance associated with the liability was initially recorded as $25.0 million, net of allocated transaction costs, in July 2022 and was reported on the consolidated balance sheets as future royalty payment contingency. The imputed effective rate of interest on the unamortized portion of the liability was 8.5% as of December 31, 2022.

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are greater or less than the Company's initial estimates or the timing of such payments is materially different than those estimates, the Company will prospectively adjust the amortization of the liability and the effective interest rate.

There are a number of factors that could materially affect the amount and timing of the contingent $15.0 million milestone and royalty payments, some of which are not within the Company's control. The liability was recognized using significant unobservable inputs. These inputs were derived using internal management estimates and reflect management’s judgements and forecasts. The significant unobservable inputs include the forecasted revenues, the probability and timing of the regulatory milestone, and the expected term of the royalty stream, as well as the overall probability of ampreloxetine’s success. These estimates are considered Level 3 fair value inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the liability.

Changes to the liability for sale of future royalties were as follows for the year ended December 31, 2022:

(In thousands)
Beginning balance at July 20, 2022	$—
Consideration allocated, less transaction costs of $0.5 million	24,464
Interest accretion	974
Balance at December 31, 2022	$25,438

11. Extinguishment of Debt

9.5% Non-Recourse Notes Due 2035

On February 21, 2020, Theravance Biopharma R&D, Inc. (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC (the “Issuer II”), a wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (“Note Purchase Agreements”) with certain note purchasers (“Note Purchasers”), relating to the private placement by Issuer II of $400.0 million 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”). Ninety-five percent of the Non-Recourse 2035 Notes were sold to the Note Purchasers pursuant to the Note Purchase Agreements. The remaining 5% of the Non-Recourse 2035 Notes (the “Retained Notes”) were retained by the Company to comply with Regulation RR — Credit Risk Retention (17 C.F.R. Part 246) and eliminated in the Company’s consolidated financial statements.

The Non-Recourse 2035 Notes were secured by all of Issuer II’s right, title and interest as a holder of certain membership interests in TRC. TRC held the right to receive upward-tiering royalties ranging from 6.5% to 10% on worldwide net sales of TRELEGY, and, prior to the closing of the TRC Transaction (see “Note 9. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations”), the Company held an 85% economic interest in TRC. In the event that the distributions received by the Issuer II from TRC in a quarter were less than the interest accrued for that quarter, the principal amount of the Non-Recourse 2035 Notes increased by the interest shortfall amount for that quarter.

In connection with the TRC Transaction, the Company redeemed the outstanding Non-Recourse 2035 Notes on July 20, 2022 and paid certain other fees and expenses in conjunction with that redemption. The total repayment was comprised of $400.0 million of net principal, $4.7 million of accrued interest, an early redemption premium fee of $20.0 million, and $0.2 million of transaction costs. The $400.0 million of net principal included $30.7 million of issuance-to-date net interest shortfall. The repayments resulted in a net loss on extinguishment of debt of $24.0 million, which was included within discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2022. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the Non-Recourse 2035 Notes and the amounts paid to redeem the Non-Recourse 2035 Notes.

3.25% Convertible Senior Notes Due 2023

In November 2016, the Company completed an underwritten public offering of $230.0 million of 3.25% convertible senior notes, due 2023 (the "Convertible Senior 2023 Notes") for net proceeds of $222.5 million. The Company incurred $7.5 million in debt issuance costs, which were being amortized to interest expense over the estimated life of the Convertible Senior 2023 Notes. The Convertible Senior 2023 Notes bore an annual interest rate of 3.25%, payable semi-annually in arrears, on November 1 and May 1 of each year.

On July 26, 2022, subsequent to the closing of the TRC Transaction, the Company launched a tender offer to retire the Convertible Senior 2023 Notes (the “2023 Notes Tender Offer”). Pursuant to the terms of the 2023 Notes Tender Offer, the Company paid all accrued and unpaid interest on the purchased Convertible Senior 2023 Notes from and including the last interest payment date of May 1, 2022 up to, but not including, the settlement date for the 2023 Notes Tender Offer. The 2023 Notes Tender Offer expired on August 23, 2022 (the “Expiration Time”). As of the Expiration Time, $230.0 million in aggregate principal amount of the Convertible Senior 2023 Notes, representing 100% of the outstanding Convertible Senior 2023 Notes, were validly tendered and not validly withdrawn pursuant to the 2023 Notes Tender Offer. The Company accepted for purchase all of the Convertible Senior 2023 Notes and settled the 2023 Notes Tender Offer on August 25, 2022.

Total payments made by the Company under the 2023 Notes Tender Offer included $230.0 million of principal, $2.4 million of accrued interest, and $1.6 million of transaction costs. The repayments resulted in a net loss on extinguishment of debt of $3.0 million, which is included within “loss on extinguishment of debt” in the accompanying consolidated statements of operations for the year ended December 31, 2022. The loss on extinguishment of debt was calculated as the difference between the carrying amount of the Convertible Senior 2023 Notes and the amounts paid to settle the Convertible Senior 2023 Notes.

As of December 31, 2021, the Company’s debt consisted of the following:

(In thousands)	2021
9.5% Non-Recourse 2035 Notes:
Principal amount	$413,291
Less: 5% retained by the Company	(20,665)
Unamortized debt issuance costs - 9.5% Non-Recourse 2035 Notes	(3,062)
Unamortized debt issuance costs - Modified 9.0% Non-Recourse 2033 Notes	(1,265)
388,299
3.25% Convertible 2023 Notes:
Principal amount	230,000
Unamortized debt issuance costs	(1,965)
228,035

Total debt	$616,334

Debt interest expense (excluding discontinued operations) consists of the following components:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Stated coupon interest	$4,859	$7,475	$7,475
Amortization of debt issuance costs	536	1,072	1,072
Ampreloxetine royalty contingency interest accretion (non-cash)	974	—	—
Total debt interest expense	$6,369	$8,547	$8,547

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

As of December 31, 2021, the net principal and estimated fair value of the Convertible Senior 2023 Notes were $230.0 million and $220.2 million, respectively. The estimated fair value was primarily based upon the underlying price of Theravance Biopharma’s publicly traded shares and other observable inputs. The inputs to determine fair value of the Convertible Senior 2023 Notes are categorized as Level 2 inputs.

12. Share-Based Compensation

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

The 2013 EIP provides for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights (“SARs”) and other equity-based awards, to Company employees, officers, directors and consultants. As of January 1 of each year, commencing on January 1, 2015 and ending on (and including)

January 1, 2023, subject to extension by shareholder approval, the aggregate number of ordinary shares that may be issued under the 2013 EIP shall automatically increase by a number equal to the least of 5% of the total number of ordinary shares outstanding on December 31 of the prior year, 3,428,571 ordinary shares, or a number of ordinary shares determined by the Company’s board of directors. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of the Company’s 2013 EIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The Company may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier.

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

Performance-Contingent Awards

In 2016, the Compensation Committee of the Company’s board of directors (“Compensation Committee”) approved the grant of 1,575,000 performance-contingent restricted share awards (“RSAs”) and 135,000 performance-contingent restricted share units (“RSUs”) to senior management. The vesting of such awards was dependent on the Company meeting its critical operating goals and objectives during the five-year period from 2016 to December 2020, as well as, continued employment. The awards were broken into three separate tranches, and expenses associated with these awards were recognized during the years 2016 to 2020 as the performance conditions were achieved. As of the first quarter of 2020, the performance conditions associated with all three tranches were achieved. The Company recognized $0.4 million and $3.0 million of share-based compensation expense associated with these awards for the year ended December 31, 2021 and 2020, respectively, and the expenses associated with these awards have been fully recognized as of December 31, 2021.

Separate from the performance-contingent awards described above, the Company periodically grants performance-contingent RSUs to employees. For the year ended December 31, 2022, 2021, and 2020, the Company recognized $0.2 million, $0.4 million, and $1.0 million, respectively, of share-based compensation expense related to such awards. As of December 31, 2022, there were 43,000 shares of these performance-contingent RSUs outstanding that have a maximum remaining share-based compensation expense of $0.4 million with performance expiration dates through February 2024.

Share-Based Compensation Modifications Due to Corporate Restructuring

As a result of the Company’s corporate restructuring announcement in September 2021 (see “Note 16. Corporate Restructuring Completion”), the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the restructuring. The Company accounted for this acceleration as a Type III modification (improbable to probable). In 2021, the modification resulted in a fair value of $5.6 million that was recorded in “Restructuring and related expenses” within the consolidated statements of operations for the year ended December 31, 2021. The total cumulative compensation cost previously recognized for these modified awards of $2.8 million was reversed in the year ended December 31, 2021 within “Research and development” and “Selling, general and administrative” expenses. The acceleration resulted in a net incremental share-based compensation expense of $2.8 million for the year ended December 31, 2021, and impacted approximately 160 terminated employees that met the conditions of the acceleration.

In 2022, the Company completed the second phase of the restructuring that resulted in a Type 3 modification fair value of $2.5 million which was recorded in “Restructuring and related expenses” within the consolidated statements of operations for the year ended December 31, 2022. The total cumulative compensation cost previously recognized for these modified awards of $0.8 million was reversed in the year ended December 31, 2022 within “Research and development” and “Selling, general and administrative” expenses. The acceleration resulted in a net incremental share-based compensation expense of $1.7 million for the year ended December 31, 2022, and impacted approximately 40 terminated employees that met the conditions of the acceleration.

Share-Based Compensation Expense

Share-based compensation expense included in the consolidated statements of operations was recognized as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Research and development	$12,888	$25,634	$31,294
Selling, general and administrative	19,848	28,065	31,682
Restructuring and related expenses	6,998	8,362	—
Total share-based compensation expense	$39,734	$62,061	$62,976

Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Options	$2,998	$5,473	$6,536
RSUs	35,726	54,931	49,803
Performance RSAs and RSUs	237	763	3,943
ESPP	773	894	2,694
Total share-based compensation expense	$39,734	$62,061	$62,976

As of December 31, 2022, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

	Unrecognized	Weighted‑Average
	Compensation	Amortization Period
(In thousands, except amortization period)	Cost	(Years)
Options	$3,453	2.75
RSUs	39,721	2.50
Performance RSAs and RSUs (1)	—	0.64
ESPP	229	0.51
Total	$43,403
(1)	Represents unrecognized share-based compensation cost associated with the Company’s performance-contingent awards described above that are probable of vesting.

Compensation Awards

The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the year ended December 31, 2022:

			Weighted-Average
	Number of Shares	Weighted-Average	Exercise Price of	Aggregate
	Subject to	Remaining Contractual	Outstanding Options	Intrinsic Value
	Outstanding Options	Term (Years)	(in dollars)	(in thousands)
Outstanding at December 31, 2021	2,871,568		$24.62
Granted	753,400		10.19
Exercised	—		-
Forfeited	(1,213,075)		25.69
Outstanding at December 31, 2022	2,411,893	5.24	19.53	$775
Exercisable at December 31, 2022		3.69		142
Vested and expected to vest at December 31, 2022		5.24		775

The following table summarizes additional information for options under the 2013 EIP and 2014 NEEIP.

	2022	2021	2020
Weighted average fair value of options (in dollars)	$5.33	$9.25	$11.03
Total intrinsic value of options exercised (in thousands)	$—	$1	$384

The following table summarizes total RSU and RSA activity (including performance RSUs and RSAs) for the year ended December 31, 2022:

	Number of Shares	Number of Shares
	Subject to	Outstanding Subject to
	Outstanding RSUs	Performance Conditions (RSAs)
Outstanding at December 31, 2021	8,353,849	—
Granted	648,065	—
Released	(3,766,876)	—
Forfeited	(1,125,191)	—
Outstanding at December 31, 2022	4,109,847	—

The total estimated fair value of RSUs vested was $37.2 million and $49.3 million in 2022 and 2021, respectively.

Valuation Assumptions

The range of assumptions used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

Year Ended December 31,
	2022	2021	2020
Options
Risk-free interest rate	1.5% - 3.8%	0.5% - 1.2%	0.3% - 1.7%
Expected term (in years)	5.3 - 6.1	5.3 - 6.1	5.2 - 6.1
Volatility	55% - 70%	52% - 53%	50% - 53%
Dividend yield	—	—	—
Weighted-average estimated fair value	$5.33	$9.25	$11.03
2013 ESPP
Risk-free interest rate	1.5% - 4.57%	0.03% - 0.2%	0.1% - 0.2%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0	0.5 - 2.0
Volatility	41% - 72%	40% - 79%	53% - 76%
Dividend yield	—	—	—
Weighted-average estimated fair value	$3.86	$3.52	$8.04

13. Income Taxes

Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. as a wholly-owned subsidiary of Innoviva and began operations subsequent to a spin-off with wholly-owned subsidiaries in the Cayman Islands, US, United Kingdom, and Ireland. Effective July 1, 2015, Theravance Biopharma became an Irish tax resident, therefore, the income (loss) before income taxes of Theravance Biopharma, the parent company, are included in Ireland in the tables below.

The components of the income (loss) before income taxes from continuing operations were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Income (loss) before provision for income taxes:
Cayman Islands	$—	$—	$37,567
United States	(40,556)	(82,213)	(63,306)
Ireland	(52,168)	(182,775)	(277,105)
United Kingdom	(91)	(234)	(499)
Total	$(92,815)	$(265,222)	$(303,343)

The components of provision for income tax (expense) benefit from continuing operations were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Provision for income tax (expense) benefit:
Current:
Cayman Islands	$—	$—	$—
United States	—	173	8,545
Ireland	(8)	(8)	(13)
United Kingdom	(1)	(14)	(12)
Subtotal	(9)	151	8,520
Deferred:
Cayman Islands	—	—	—
United States	—	—	—
Ireland	—	—	—
United Kingdom	—	—	—
Subtotal	—	—	—
Total	$(9)	$151	$8,520
Effective tax rate	(0.01)%	0.06%	2.81%

The provision for income tax (expense) benefit from continuing operations was nil, $0.2 million, and $8.5 million for the year ended December 31, 2022, 2021, and 2020, respectively.

Income tax expense for the year ended December 31, 2022 of $179.0 million was a result of the Company’s gain from the TRC Transaction, which was recognized as a discontinued operation. The 2021 and 2020 net income tax benefit was primarily attributed to a reversal of previously accrued contingent tax liabilities for uncertain tax positions due to a lapse of the statute of limitations.

The Company’s $64.0 million liability for unrecognized tax benefits can be relieved only if (i) the contingency becomes legally extinguished through either payment to the taxing authority or expiration of the statute of limitations; (ii) the recognition of the benefits associated with the position meets the more-likely-than-not threshold; or (iii) the liability becomes effectively settled through the examination process. The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in its income tax expense (benefit) calculation.

As of December 31, 2022, the amount of uncertain tax benefit, that if realized would affect the effective tax rate, was $76.0 million and is primarily due to transfer pricing adjustments related to share-based compensation.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2022, there were no undistributed earnings.

As a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The differences between the Irish statutory income tax rate for non-trading income and the Company’s effective tax rates from continuing operations were as follows:

	Year Ended December 31,
	2022	2021	2020
Provision at statutory income tax rate	25.00%	25.00%	25.00%
Foreign rate differential	(6.80)	(8.50)	(11.02)
Share-based compensation	(3.28)	(3.11)	0.71
Non-deductible executive compensation	(2.79)	(1.22)	(0.60)
Uncertain tax positions	(7.10)	(3.95)	(1.19)
Research and development tax credit carryforwards	2.65	1.79	1.73
Intangible asset	—	1.83	9.45
Change in valuation allowance	(1.01)	(11.34)	(20.62)
Other	(6.68)	(0.44)	(0.65)
Effective tax rate	(0.01)%	0.06%	2.81%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$104,236	$115,606
Capital loss carryforwards	19,409	19,409
Research and development tax credit carryforwards	16,176	28,372
Fixed assets and intangibles	283,260	287,177
Share-based compensation	4,298	10,432
Accruals	1,795	3,590
Operating lease liabilities	11,239	11,607
Prepaid assets	304	—
Other	30	10,505
Subtotal	440,747	486,698
Valuation allowance	(422,325)	(477,868)
Total deferred tax assets	18,422	8,830

Deferred tax liabilities:
Operating lease assets	(8,634)	(8,575)
Future contingent milestone and royalty assets	(11,725)	—
Prepaid assets	—	(255)
Total deferred tax liabilities	(20,359)	(8,830)
Net deferred tax assets (liabilities)	$(1,937)	$—

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the year ended December 31, 2022, the Company concluded that the valuation allowance related to its US federal assets was no longer needed primarily due to the current year gain and forecasted future taxable income from the TRC Transaction. As of December 31, 2022, the Company released its valuation allowance against deferred tax assets for US federal tax purposes as it is more like than not able to fully utilize such attributes. As of December 31, 2022, the Company continues to maintain a full valuation allowance in other jurisdictions.

The valuation allowance as of December 31, 2022 decreased from $477.9 million, as of December 31, 2021, to $422.3 million, primarily as a result of utilization of the Company’s federal net operating losses and research tax credits generated in the US offset by additional tax loss generated in various jurisdictions during the current year.

As of December 31, 2022, the Company has utilized all available US federal net operating loss carryforwards and federal research and development tax credit carryforwards. As of December 31, 2022, the Company had state net operating loss carryforwards of $102.7 million which will begin to expire in 2034 and state research and development credit carryforwards of $25.4 million to be carried forward indefinitely.

The Company also had Irish net operating loss carryforwards of $786.2 million with no expiration date and capital loss carryforwards of $58.8 million to be carried forward indefinitely.

Utilization of net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2020	$63,447
Gross decrease in tax positions for prior years	(395)
Gross increase in tax positions for current year	11,971
Unrecognized tax benefits as of December 31, 2021	75,023
Gross decrease in tax positions for prior years	(7,395)
Gross increase in tax positions for current year	8,371
Unrecognized tax benefits as of December 31, 2022	$75,999

The Company records liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The amount of tax expense related to interest and penalties was not material for the year ended December 31, 2022 and 2021.

The total unrecognized tax benefits of $76.0 million and $75.0 million, as of December 31, 2022 and December 31, 2021, respectively, may reduce the effective tax rate in the period of recognition. The Company does not expect to record any other material reductions in the measurement of its unrecognized tax benefits within the next twelve months.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”). The provisions include the new Corporate Alternative Minimum Tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, and all of these provisions are effective for tax year 2023. The Company will evaluate the impact of these provisions, but it currently does not expect the enactment of these provisions to have a material impact on the Company.

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

14. Public Offering of Ordinary Shares

On June 29, 2021, the Company sold 6,700,000 ordinary shares at a price to the public of $15.00 per share. Under the terms of the underwriting agreement, on June 29, 2021, the underwriters also exercised a 30-day option to purchase an additional 1,005,000 ordinary shares for a total of 7,705,000 ordinary shares sold. The total gross proceeds to the Company from the offering were $115.6 million, before deducting underwriting discounts and commissions and offering expenses. The shares sold in this offering were issued pursuant to the Company’s currently effective shelf registration statement on Form S-3 and an accompanying prospectus (File No. 333-235339) filed with the SEC, which became effective automatically on December 3, 2019, and a prospectus supplement filed with the SEC in connection with the offering.

15. Capital Return Program

In September 2022, the Company’s board of directors authorized a $250.0 million capital return program consisting of three elements as described below.

GSK Share Repurchase

On September 20, 2022, the Company repurchased 9,644,807 ordinary shares, par value $0.00001 per share, of the Company from GSK Finance (No.3) plc (“GSK Finance”), representing all of the ordinary shares of the Company owned by GSK Finance or its affiliates. The purchase price under the Share Repurchase Agreement was $9.75 per share, resulting in a total consideration of $94.0 million. The repurchased shares were accounted for as authorized shares that are no longer issued and outstanding upon the settlement date of the repurchase transaction.

Modified Dutch Auction Tender Offer

On September 28, 2022, the Company announced a “modified Dutch auction” tender offer (the “Offer”) to purchase up to $95.0 million of its ordinary shares. Upon the terms and subject to the conditions set forth in the Company's Offer to Purchase, dated September 28, 2022 (the "Offer to Purchase"), and the related Letter of Transmittal, the Company offered to purchase up to $95.0 million of its ordinary shares, at a purchase price not greater than $10.50 nor less than $9.75 per share, in cash, less any applicable withholding taxes and without interest. The Offer expired at midnight, New York City time, at the end of the day on November 17, 2022.

A "modified Dutch auction" tender offer allows shareholders to indicate how many shares and at what price or within the range described above they wish to tender their shares. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company determined the lowest per-share price that enabled it to purchase up to $95.0 million of all shares that were validly tendered and not validly withdrawn. All shares accepted in the Offer were purchased at the same price even if tendered at a lower price.

On November 22, 2022, the Company completed the Offer and purchased a total of 115,967 ordinary shares at a price of $10.50 per share, for an aggregate cost of $1.2 million, excluding fees and expenses relating to the Offer. The total of 115,967 shares that were accepted for purchase represented approximately 0.2% of the total number of shares outstanding as of November 21, 2022. The purchased shares were cancelled and ceased to be outstanding. The Company intends to use the unused portion of the Offer to enlarge our previously announced, planned open market share repurchase plan which is described below.

Open Market Share Repurchase Plan

On December 13, 2022, the Company initiated its open market repurchase plan to repurchase ordinary shares. As of December 31, 2022, the Company repurchased 2,978,341 shares on the open market at an average cost of $11.06 per share for an aggregate cost of $32.9 million, excluding fees and expenses. From January 1, 2023 through February 27, 2023, the Company repurchased an additional 2,461,000 shares on the open market at an average cost of $10.99 per share for an aggregate cost of $27.1 million, excluding fees and expenses.

16. Corporate Restructuring Completion

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

For the year ended December 31, 2022, the Company incurred Restructuring and related expenses of $12.8 million of which $5.9 million were related to R&D expenses and $6.9 million were related to selling, general and administrative expenses. Of the total $12.8 million recognized for the year ended December 31, 2022, cash-related expenses were $5.8 million and non-cash expenses were $7.0 million which were primarily related to the modification of equity-based awards for employees affected by the Restructuring and certain related awards for other employees.

For the year ended December 31, 2021, the Company incurred Restructuring and related expenses of $20.1 million of which $10.6 million related R&D expenses and $9.5 million related to selling, general and administrative expenses. Of the total $20.1 million, cash-related expenses were $11.5 million and non-cash expenses were $8.6 million

In total, since the Restructuring was announced and through its completion in September 2022, the Company incurred total Restructuring and related expenses of $33.0 million of which $16.5 million was each related to R&D expenses and selling, general and administrative expenses. Of the total $33.0 million, cash-related expenses were $17.4 million and non-cash expenses were $15.6 million. As of December 31, 2022, all Restructuring and related expenses have been fully recognized by the Company.

Selected information relating to accrued cash-related Restructuring expenses was as follows:

(In thousands)
Balance at December 31, 2021	$9,550
Net accruals	6,074
Cash paid	(15,624)
Balance at December 31, 2022	$—

The Company also evaluated the impact of the Restructuring on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as a result of the Restructuring, and it has not recognized any impairment charges related to its long-lived assets related to the Restructuring.

17. Commitments and Contingencies

Performance-Contingent Cash Awards

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

The performance conditions associated with the first tranche of the cash bonus awards were completed in the second quarter of 2018, the performance conditions associated with the second tranche were completed in the first quarter of 2019, and the performance conditions associated with the third tranche were completed in the first quarter of 2020. The Company recognized $0.4 million and $3.3 million of cash bonus expense for the year ended December 31, 2021 and 2020, respectively, and the expenses associated with these awards were fully recognized as of December 31, 2021. The corresponding share-based compensation expense associated with these awards is discussed in “Note 12. Share-Based Compensation”.

Guarantees and Indemnifications

The Company indemnifies its officers and directors for certain events or occurrences, subject to certain limits. The Company maintains insurance policies that may limit its exposure, and therefore, the Company believes the fair value of these indemnification agreements is minimal. Accordingly, the Company has not recognized any liabilities relating to these agreements as of December 31, 2022. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and the Company may incur substantial liabilities because of these indemnification obligations.

Legal Proceedings

During January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 will be imposed by FDA on the generic companies’ ANDAs pending any adverse court decision.

18. Subsequent Events

On February 27, 2023, the Company announced the following strategic actions:

Capital Return Program Increase

The Company’s board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of February 27, 2023, the Company has repurchased $155.3 million of shares, including $27.1 million in 2023, and the Company has approximately $170.0 million remaining in the capital return program which is expected to be completed by the end of 2023.

Discontinuing Investments in Research

The Company plans to prioritize resource allocation toward the ampreloxetine Phase 3 study and completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR) Phase 4 study and discontinue its research activities including the inhaled Janus kinase (JAK) inhibitor program. As a result of halting further research investment, the Company’s headcount is being reduced by approximately 17% with the reductions planned for completion by the end of March 2023. The Company also plans to seek a partnership to continue progression of its inhaled JAK inhibitor program.

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2022 and 2021. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. For all periods prior to the quarter ended September 30, 2022, the information below has been retroactively adjusted for discontinued operations presentation.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2022
Total revenue	$13,196	$11,050	$12,451	$14,649
Costs and expenses	51,698	37,929	21,595	32,081
Loss from operations	(38,502)	(26,879)	(9,144)	(17,432)
Net loss from continuing operations	(41,538)	(26,570)	(10,460)	(14,256)
Net income from discontinued operations	15,592	18,379	927,091	3,894
Net income (loss)	(25,946)	(8,191)	916,631	(10,362)
Net loss from continuing operations - basic and diluted per share	(0.55)	(0.35)	(0.21)	(0.21)
Net income from discontinued operations - basis and diluted per share	0.21	0.24	12.35	0.06
Net income (loss) - basis and diluted per share	$(0.34)	$(0.11)	$12.14	$(0.15)

2021
Total revenue	$14,257	$12,914	$13,194	$14,946
Costs and expenses	98,149	77,024	66,809	71,113
Loss from operations	(83,892)	(64,110)	(53,615)	(56,167)
Net loss from continuing operations	(86,490)	(64,856)	(55,910)	(57,814)
Net income from discontinued operations	6,811	12,451	20,602	25,780
Net loss	(79,679)	(52,405)	(35,308)	(32,034)
Net loss from continuing operations - basic and diluted per share	(1.35)	(0.99)	(0.76)	(0.78)
Net income from discontinued operations - basis and diluted per share	0.11	0.19	0.28	0.35
Net income (loss) - basis and diluted per share	$(1.24)	(0.80)	(0.48)	(0.43)

Share of Total YUPELRI Net Sales (1)
	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2022	$15,283	$17,177	$18,698	$19,495
2021	$12,908	$14,621	$13,806	$15,344

(1)	The Company co-promotes YUPELRI in the US under a profit and loss sharing arrangement with Viatris (65% to Viatris; 35% to Theravance Biopharma). The amounts represent the Company’s implied 35% share of the total net sales of YUPELRI that were recognized within Viatris’ financial statements for the periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2022 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the potential impact of COVID-19 on our internal controls to minimize the impact on their design and operating effectiveness.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Theravance Biopharma, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Theravance Biopharma, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Theravance Biopharma, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

San Mateo, California

March 1, 2023

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

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
2.1	Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
2.2*	Asset Purchase Agreement, dated as of November 1, 2018, by and among Cumberland Pharmaceuticals Inc., and Theravance Biopharma Ireland Limited and Theravance Biopharma US, Inc.	8-K	November 16, 2018
2.3**	Equity Purchase and Funding Agreement, dated as of July 13, 2022, by and between Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
3.1	Amended and Restated Memorandum and Articles of Association	10-12B	April 30, 2014
4.1	Specimen Share Certificate	10-12B	April 30, 2014
4.2	Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014
4.3	First Amendment of Registration Rights Agreement, dated February 10, 2020 by and between Theravance Biopharma, Inc. and Glaxo Group Limited	10-Q	March 31, 2020
4.4	Shelf Rights Plan Resolution	DEF 14A	March 21, 2018
4.5	Sales Agreement between Theravance Biopharma, Inc. and Cowen and Company, LLC dated December 3, 2019	S-3	December 3, 2019
4.6	Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.7	First Supplemental Indenture, dated as of November 2, 2016, between Theravance Biopharma, Inc. and Wells Fargo Bank, National Association, as trustee	8-K	November 2, 2016
4.8	Form of 3.25% Convertible Senior Note due 2023 (included in Exhibit 4.6)	8-K	November 2, 2016
4.9

Indenture, dated as of February 28, 2020, by and among Triple Royalty Sub II LLC, as issuer, U.S. Bank National Association, as initial trustee, transfer agent, paying agent, registrar and calculation agent and, solely with respect to Section 2.11(o) and Section 2.11(p) Theravance Biopharma, Inc.

		8-K	March 04, 2020
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	December 31, 2019
4.11	Registration Rights Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020.	8-K	June 25, 2020
4.12	Waiver and Assignment of Registration Rights and Voting Agreement among GSK Finance (No.3) plc, Glaxo Group Limited and Theravance Biopharma, Inc. dated as of June 22, 2020.	8-K	June 25, 2020
10.1	Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.2	Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.3	Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
10.4+	2013 Equity Incentive Plan	S-8	August 18, 2014
10.5+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.6+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.7+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.8+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.9+	Forms of Equity Award Amendment	10-12B	May 7, 2014

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.10+	Form of TFIO Cash Award Amendment	10-12B	May 7, 2014
10.11+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016
10.12+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016
10.13+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.14+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.15+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016
10.16+	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.17+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.18+	Change in Control Severance Plan	10-12B	April 8, 2014
10.19+	Cash Bonus Program	10-12B	November 22, 2013
10.20+	Form of Indemnity Agreement	10-12B	April 30, 2014
10.21	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.22	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.23	Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.24	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.25	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.26	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.27	Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014	8-K	June 3, 2014
10.28*	Technology Transfer and Supply Agreement, dated as of May 22, 2012 between Innoviva, Inc. and Hospira Worldwide, Inc.	10-12B	May 7, 2014
10.29*	First Amendment to the Technology Transfer and Supply Agreement by and between Innoviva, Inc. and Hospira Worldwide, Inc., dated May 16, 2013	10-Q	November 9, 2016
10.30*	Second Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Antibiotics, Inc. and Hospira Worldwide, Inc., dated October 17, 2014	10-Q	November 9, 2016
10.31*	Third Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Hospira Worldwide, Inc., dated April 14, 2016	10-Q	November 9, 2016
10.32*	Fourth Amendment to the Technology Transfer and Supply Agreement by and between Theravance Biopharma Ireland Limited and Pfizer CentreOne group of Pfizer, Inc., dated September 29, 2016	10-Q	November 9, 2016
10.33	Amendment No. 1 to the License, Development, and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Clinigen Group PLC dated August 4, 2016	10-Q	August 9, 2016
10.34	License Agreement with Janssen Pharmaceutica, dated as of May 14, 2002	10-Q	August 14, 2014
10.35	Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002 (1)

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.36	Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004 (2)
10.37	Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011 (3)
10.38	Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.39	Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.40	Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (4)
10.41	Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.42+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014
10.43+	Offer Letter with Frank Pasqualone May 12, 2014	10-Q	August 14, 2014
10.44+	Offer Letter with Brett K. Haumann dated May 12, 2014	10-Q	August 14, 2014
10.45+	Offer Letter with Brad Shafer dated August 20, 2014	10-Q	November 12, 2014
10.46+	Offer Letter with Ken Pitzer September 15, 2014	10-Q	May 10, 2016
10.47+	Offer Letter with Phil Worboys September 9, 2014	10-Q	May 10, 2016
10.48+	Offer Letter with Richard Graham, Ph.D. dated August 12, 2015	10-Q	September 30, 2020
10.49**	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	10-K	December 31, 2020
10.50*	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Millennium Pharmaceuticals, Inc. dated June 8, 2016	10-Q	August 9, 2016
10.51	Form of Note Purchase Agreement, dated February 21, 2020 by and among Theravance Biopharma R&D, Inc., Triple Royalty Sub II LLC, and the Purchasers	10-K	December 31, 2019
10.52	Sale and Contribution Agreement, dated as of February 28, 2020, among Theravance Biopharma R&D, Inc., as the transferor, Triple Royalty Sub II LLC, as the transferee, and Theravance Biopharma, Inc.	8-K	March 04, 2020
10.53	Pledge and Security Agreement, dated as of February 28, 2020, between Theravance Biopharma R&D, Inc., as the equity holder, and U.S. Bank National Association, as the trustee	8-K	March 04, 2020
10.54	Servicing Agreement, dated as of February 28, 2020, between Triple Royalty Sub II LLC and Theravance Biopharma US, Inc.	8-K	March 04, 2020
10.55

Account Control Agreement, dated as of February 28, 2020, among Triple Royalty Sub II LLC, as the grantor, Theravance Biopharma US, Inc., as the servicer, U.S. Bank National Association, as the secured party, and U.S. Bank National Association, as the financial institution

		8-K	March 04, 2020
10.56	Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020, by Theravance Biopharma R&D, Inc., as the initial sole equity member	8-K	March 04, 2020
10.57	Annex A - Rules of Construction and Defined Terms of the Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020	8-K	March 04, 2020
10.58**	License and Collaboration Agreement by and between Theravance Biopharma Ireland Limited and Janssen Biotech, Inc. dated as of February 5, 2018	10-K	December 31, 2020
10.59+	Memorandum to Brett K. Haumann regarding Transfer to Transfer to Theravance Biopharma UK Limited, executed April 1, 2020	10-Q	March 31, 2020
10.60	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.61	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.62+	Agreement and General Release between Theravance Biopharma US, Inc. and Shehnaaz Suliman, dated March 1, 2019	10-Q	May 10, 2019
10.63+	Offer Letter with Andrew Hindman dated May 30, 2019	10-Q	August 5, 2019
10.64*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	10-Q	August 5, 2019
10.65**	License Agreement by and between Theravance Biopharma Ireland Limited and Pfizer Inc. dated December 21, 2019	10-K	December 31, 2019
10.66+	Service Agreement by and between Brett K. Haumann and Theravance Biopharma UK Limited, dated April 1, 2020	10-Q	March 31, 2020
10.67	Cooperation Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc, dated June 22, 2020	8-K	June 25, 2020
10.68+	Consulting Agreement between Bradford J. Shafer and Theravance Biopharma, Inc., dated September 30, 2021	8-K	October 15, 2021
10.69+	Form of Separation Agreement and Release of Claims between California-based departing executives and Theravance Biopharma US, Inc.	10-K	February 28, 2022
10.70+	Consulting Agreement between Vijay Sabesan and Theravance Biopharma US, Inc., dated November 30, 2021	10-K	February 28, 2022
10.71+	Settlement Agreement by and between Ann Brady and Theravance Biopharma Ireland Limited, dated November 2, 2021	10-K	February 28, 2022
10.72	Audited financial statements of Theravance Respiratory Company, LLC for the year ended December 31, 2021
10.73**	Master Consent, dated as of July 13, 2022, by and among Glaxo Group Limited, Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
10.74

Release Agreement, dated as of July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC, Royalty Pharma Investments 2019 ICAV, Theravance Respiratory Company, LLC, Theravance Biopharma, Inc., Theravance Biopharma US Holdings, Inc. and Triple Royalty Sub II LLC

		8-K	July 14, 2022
10.75**	Share Repurchase Agreement dated September 16, 2022, by and between Theravance Biopharma, Inc. and GSK Finance (No.3) plc	SC TO	September 28, 2022
10.76+**	First Amendment to the Theravance Biopharma, Inc. Change in Control Severance Plan	10-Q	November, 9, 2022
10.77	Settlement Agreement and Release of Claims by and between Andrew Hindman and Theravance Biopharma US, Inc., dated January 10, 2023
21.1	Subsidiaries of Theravance Biopharma, Inc.
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
23.2	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity (Deficit), (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
*	Portions of this exhibit have been omitted and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
**	Portions of this exhibit have been omitted pursuant to Items 601(a)(5), Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K.
(1)	Incorporated by reference to an exhibit filed with the quarterly report on Form 10-Q of Innoviva, Inc., filed with the Securities and Exchange Commission on August 7, 2014.
(2)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on March 3, 2014.
(3)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on February 27, 2012.

(4) Incorporated by reference to an exhibit filed with the current report on Form 8-K/A of Innoviva, Inc., filed with the Commission on March 6, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE BIOPHARMA, INC.
Date: March 1, 2023	By:	/s/ Rick E Winningham
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

Signature	Title	Date

/s/ Rick E Winningham Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2023

/s/ Aziz Sawaf Aziz Sawaf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2023
/s/ Laurie S. Alsup, M.D. Laurie S. Alsup, M.D.	Director	March 1, 2023

/s/ Eran Broshy Eran Broshy	Director	March 1, 2023

Susannah Gray	Director

/s/ Donal O’Connor Donal O’Connor	Director	March 1, 2023

/s/ Burton G. Malkiel, Ph.D. Burton G. Malkiel, Ph.D.	Director	March 1, 2023

Signature	Title	Date
/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 1, 2023

/s/ Deepika R. Pakianathan, Ph.D. Deepika R. Pakianathan, Ph.D.	Director	March 1, 2023

/s/ William D. Young William D. Young	Director	March 1, 2023