Form 10-Q
period 2023-03-31
Theravance Biopharma, Inc.
filed 2023-05-10
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the number of the registrant’s outstanding ordinary shares was 57,797,468.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$187,665	$298,172
Short-term marketable securities	53,598	29,312
Receivables from collaborative arrangements	12,270	16,785
Prepaid clinical and development services	1,524	1,513
Other prepaid and current assets	6,281	7,682
Total current assets	261,338	353,464
Long-term marketable securities	18,776	—
Property and equipment, net	12,103	11,875
Operating lease assets	39,204	40,126
Future contingent milestone and royalty assets	194,200	194,200
Restricted cash	836	836
Other assets	12,093	6,899
Total assets	$538,550	$607,400

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,663	$1,554
Accrued personnel-related expenses	5,030	10,314
Accrued clinical and development expenses	5,022	4,932
Accrued general and administrative expenses	4,586	4,020
Operating lease liabilities	7,431	6,753
Deferred revenue	24	24
Other accrued liabilities	1,428	1,118
Total current liabilities	26,184	28,715
Long-term operating lease liabilities	43,763	45,407
Future royalty payment contingency	25,988	25,438
Long-term deferred revenue	187	192
Unrecognized tax benefits	64,191	64,191
Other long-term liabilities	7,678	1,657
Commitments and contingencies

Shareholders’ Equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 60,542 and 65,227 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,246,506	1,295,725
Accumulated other comprehensive income (loss)	51	(15)
Accumulated deficit	(875,999)	(853,911)
Total shareholders’ equity	370,559	441,800
Total liabilities and shareholders’ equity	$538,550	$607,400

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Revenue:
Viatris collaboration agreement	$10,411	$10,687
Collaboration revenue	6	9
Licensing revenue	—	2,500
Total revenue	10,417	13,196

Expenses:
Research and development (1)	14,572	23,253
Selling, general and administrative (1)	19,183	17,842
Restructuring and related expenses (1)	1,574	9,324
Total expenses	35,329	50,419

Loss from operations	(24,912)	(37,223)
Interest expense	(550)	(2,137)
Interest income and other income (expense), net	2,979	(375)
Loss from continuing operations before income taxes	(22,483)	(39,735)
Provision for income tax benefit (expense)	395	(524)
Net loss from continuing operations	(22,088)	(40,259)

Income from discontinued operations before income taxes	—	14,313
Provision for income tax expense	—	—
Net income from discontinued operations	—	14,313

Net loss	$(22,088)	$(25,946)

Net unrealized gain (loss) on available-for-sale investments	66	(28)
Total comprehensive loss	$(22,022)	$(25,974)

Net loss per share:
Continuing operations - basic and diluted	$(0.35)	$(0.53)
Discontinued operations - basic and diluted	$—	$0.19
Net loss - basis and diluted	$(0.35)	$(0.34)

Shares used to compute basis and diluted net loss per share	62,934	75,247

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Research and development	$2,441	$4,530
Selling, general and administrative	4,223	5,498
Restructuring and related expenses	357	4,517
Total share-based compensation expense	$7,021	$14,545

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(5,158)	—	(55,353)	—	—	(55,353)
Employee share-based compensation expense	—	—	7,021	—	—	7,021
Issuance of restricted shares	557	—	—	—	—	—
Option exercises	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(84)	—	(887)	—	—	(887)
Net unrealized gain on marketable securities	—	—	—	66	—	66
Net loss	—	—	—	—	(22,088)	(22,088)
Balances at March 31, 2023	60,542	$1	$1,246,506	$51	$(875,999)	$370,559

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Employee share-based compensation expense	—	—	14,545	—	—	14,545
Issuance of restricted shares	1,796	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(150)	—	(1,448)	—	—	(1,448)
Net unrealized loss on marketable securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(25,946)	(25,946)
Balances at March 31, 2022	76,081	$1	$1,400,566	$(28)	$(1,751,989)	$(351,450)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(22,088)	$(25,946)
Less: Net income from discontinued operations	—	14,313
Net loss from continuing operations	(22,088)	(40,259)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	625	980
Amortization and accretion income, net	(678)	2
Future royalty payment contingency interest accretion	550	—
Share-based compensation	7,021	14,545
Undistributed earnings from TRC, LLC	—	7
(Gain) loss on disposal of property and equipment	29	(218)
Interest payable on 2023 notes	—	1,869
Amortization of right-of-use assets	1,031	341
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	4,515	1,788
Prepaid clinical and development services	(13)	5,503
Other prepaid and current assets	1,401	2,436
Right-of-use lease assets	(109)	—
Other assets	1,270	1
Accounts payable	1,002	(1,619)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(4,337)	(10,344)
Deferred revenue	(6)	(9)
Operating lease liabilities	(966)	(1,715)
Other long-term liabilities	(468)	8
Net cash used in operating activities - continuing operations	(11,221)	(26,684)
Net cash provided by operating activities - discontinued operations	—	615
Net cash used in operating activities	(11,221)	(26,069)

Investing activities
Purchases of property and equipment	(938)	(250)
Purchases of marketable securities	(134,533)	(18,174)
Maturities of marketable securities	29,500	48,499
Sale of short-term investments and marketable securities	62,715	—
Proceeds from the sale of property and equipment	210	1,849
Net cash (used in) provided by investing activities - continuing operations	(43,046)	31,924
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(43,046)	31,924

Financing activities
Ordinary share repurchases	(55,353)	—
Repurchase of shares to satisfy tax withholding	(887)	(1,448)
Net cash used in financing activities - continuing operations	(56,240)	(1,448)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash used in financing activities	(56,240)	(1,448)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(110,507)	4,407
Cash, cash equivalents, and restricted cash at beginning of period	299,008	90,796
Cash, cash equivalents, and restricted cash at end of period	$188,501	$95,203

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$4,613
Cash paid for income taxes, net	$7	$—

Supplemental disclosure of non-cash investing and financing activities
Recognition of tenant improvement allowance assigned to sublease	$6,490	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization and Summary of Significant Accounting Policies

Theravance Biopharma, Inc. (“Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the development, and commercialization of medicines. The Company’s focus is to deliver medicines that make a difference® in people's lives.

Basis of Presentation

The Company’s condensed consolidated financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2022 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.

The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

On July 20, 2022, the Company completed a monetization of its ownership interests in a significant equity method investment which had a major effect on the Company’s financial results for the year ended December 31, 2022 (see “Note 7. Discontinued Operations”). In accordance with GAAP, the transaction was accounted for as a sale of a financial asset. For all periods presented, the results of the sale have been included as discontinued operations on these condensed consolidated financial statements.

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

The Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its capital return program and its operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

Significant Accounting Policies

There have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

The Company has evaluated recently issued accounting pronouncements and does not currently believe that any of these pronouncements will have a material impact on its condensed consolidated financial statements and related disclosures.

2. Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. Diluted net loss per share is computed by giving effect to all potentially dilutive ordinary shares outstanding for the period, which primarily consist of instruments issued and outstanding under the Company’s equity incentive and employee share purchase plans and shares issuable upon note conversion. Ordinary share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect unless the consideration of any one of them gives a dilutive effect.

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net loss from continuing operations	$(22,088)	$(40,259)
Net income from discontinued operations	—	14,313
Net loss	$(22,088)	$(25,946)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	62,934	75,247

Net loss per share:
Continuing operations - basic and diluted	$(0.35)	$(0.53)
Discontinued operations - basic and diluted	$—	$0.19
Net loss per share - basic and diluted	$(0.35)	$(0.34)

Anti-dilutive Securities

In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, if a company incurred a loss related to its continuing operations, then potential ordinary shares are considered anti-dilutive for the periods in which the loss was recognized. For the three months ended March 31, 2023 and 2022, the Company recognized losses from continuing operations. As a result, the following ordinary equivalent shares were not included in the computation of diluted net loss per share for both continuing operations and discontinuing operations:

	Three Months Ended March 31,
(In thousands)	2023	2022
Share issuances under equity incentive plans and employee share purchase plans	4,289	6,831
Share issuances upon the conversion of convertible senior notes	—	6,676
Total	4,289	13,507

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

As of March 31, 2023, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”).

The Viatris Agreement is considered to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018; thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606, Revenue Recognition, and, as such, the reimbursable program costs are excluded from the transaction price.

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

Following the FDA approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the three months ended March 31, 2023, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2023	2022
Viatris collaboration agreement - Amounts receivable from Viatris	$10,411	$10,687

While Viatris records the total net sales of YUPELRI within its condensed consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three months ended March 31, 2023 and 2022 of $16.4 million and $15.3 million, respectively, before deducting shared expenses.

Other Collaborative Arrangement Revenues

The Company’s other collaborative arrangement revenues consisted of:

	Three Months Ended March 31,
(In thousands)	2023	2022
Viatris	$6	$6
Other	—	3
Total collaboration revenue	$6	$9

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2023	2022
Viatris	$1,753	$1,536

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

Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. The Company received an upfront cash payment of $10.0 million in 2019, and for the three months ended March 31, 2022, the Company recognized $2.5 million in licensing revenue related to a development milestone payment from Pfizer for the dosing of the first patient in the Phase 1 clinical trial.

As of March 31, 2023, the Company is eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, the Company is eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2023	2022
Cash and cash equivalents	$187,665	$94,367
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$188,501	$95,203

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities, if any, that are reported separately on the condensed consolidated balance sheets.

The Company periodically engages in foreign exchange transactions as a part of its operations. For the three months ended March 31, 2023 and 2022, the Company recognized net realized and unrealized foreign currency gains (losses) of $0.1 million and ($0.4) million, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income (expense), net”.

5. Investments and Fair Value Measurements

Available-for-Sale Securities

The estimated fair value of marketable securities is based on quoted market prices for these or similar investments obtained from a commercial pricing service. The fair market value of marketable securities classified within Level 1 is based on quoted prices for identical instruments in active markets. The fair value of marketable securities classified within Level 2 is based on quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or model-driven valuations whose inputs are observable or whose significant value drivers are observable. Observable inputs may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

Available-for-sale securities are summarized below:

		March 31, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,119	$6	$(6)	$29,119
US government agency securities	Level 2	9,259	10	—	9,269
Corporate notes	Level 2	38,906	63	(20)	38,949
Commercial paper	Level 2	14,927	—	(2)	14,925
Marketable securities		92,211	79	(28)	92,262
Money market funds	Level 1	149,116	—	—	149,116
Total		$241,327	$79	$(28)	$241,378

		December 31, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$24,873	$8	$—	$24,881
US government agency securities	Level 2	20,869	4	—	20,873
Commercial paper	Level 2	37,307	—	(27)	37,280
Marketable securities		83,049	12	(27)	83,034
Money market funds	Level 1	220,508	—	—	220,508
Total		$303,557	$12	$(27)	$303,542

As of March 31, 2023, all of the Company’s available-for-sale securities had contractual maturities within 15 months, and the weighted-average maturity of marketable securities was approximately three months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three months ended March 31, 2023.

Available-for-sale debt securities with unrealized losses are summarized below:

	March 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$14,525	$(6)	$—	$—	$14,525	$(6)
Corporate notes	16,434	(20)	—	—	16,434	(20)
Commercial paper	14,926	(2)	—	—	14,926	(2)
Total	$45,885	$(28)	$—	$—	$45,885	$(28)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	37,279	(27)	—	—	37,279	(27)
Total	$37,279	$(27)	$—	$—	$37,279	$(27)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of March 31, 2023.

As of March 31, 2023, the Company’s accumulated other comprehensive income on its condensed consolidated balance sheets consisted of net unrealized gains on available-for-sale investments. For the three months ended March 31, 2023, the Company sold marketable securities for total proceeds of $62.9 million and recognized a realized gain from the sale of $0.2 million based on the specific identification method. For the three months ended March 31, 2022, the Company did not sell any marketable securities.

6. Subleases

In July 2021 and June 2022, the Company entered into two non-cancelable agreements under which it subleased a total of approximately 99,000 square feet of its South San Francisco office and laboratory space to two unaffiliated companies. The Company recognizes the sublease income on a straight-line basis over the term of its two subleases which is reflected as a reduction of R&D expense and selling, general and administrative expenses in the condensed consolidated statements of operations. Sublease income related to the sublease agreements was $2.1 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. In the three months ended March 31, 2023, the Company also recognized increases to other assets and other long-term liabilities of approximately $6.5 million for lessor tenant improvement allowances that have been assigned to its sublessees and will be recognized over the term of the related sublease agreements.

7. Discontinued Operations

Background

In July 2022, the Company completed the sale of all of its equity interests in Theravance Respiratory Company, LLC (“TRC”) representing its 85% economic interest in the sales-based royalty rights on worldwide net sales of Assigned Collaboration Products, primarily comprised of GSK's TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), pursuant to the Equity Purchase and Funding Agreement, dated as of July 13, 2022 (including the schedules and exhibits thereto, the “Purchase Agreement”), by and between the Company and Royalty Pharma (collectively with the other transactions contemplated by the Purchase Agreement, the “TRC Transaction”).

At the closing of the TRC Transaction, the Company received approximately $1.1 billion in cash. From and after January 1, 2023, for any calendar year starting with the year ending December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for Assigned Collaboration Products being met, Royalty Pharma is obligated to make certain cash payments to the Company (the “Milestone Payments”), which are not to exceed $250.0 million in aggregate. Additionally, the Company will receive from Royalty Pharma 85% of the royalty payments on the Assigned Collaboration Products payable (a) for sales or other activities occurring on and after January 1, 2031 related to the Assigned Collaboration Products in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to the Assigned Collaboration Products outside of the US (collectively with the Milestone Payments, the “Contingent Consideration”).

The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%. The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of March 31, 2023, there were no changes in the carrying value of the Contingent Consideration since its initial measurement date in July 2022.

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

Discontinued Operations

The TRC Transaction represented a monetization of a significant equity method investment that had a major effect on the Company’s financial results. In accordance with ASC 860, Transfers and Servicing of Financial Assets, the TRC Transaction was accounted for as a sale of a financial asset. For all periods presented, the balances and the results related to TRC have been classified as discontinued operations on the Company’s condensed consolidated financial statements.

The results of discontinued operations consisted of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Income from investments in TRC, LLC	$—	$25,110
Transaction-related legal expenses (prior to July 20, 2022)	—	(1,279)
Interest expense on 9.5% Non-recourse notes due 2035	—	(9,518)
Provision for income tax expense	—	—
Net income from discontinued operations	$—	$14,313

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

Rule 4-08(g) of Regulation S-X requires that a company include summary financial information for equity method investees when such investees are individually significant for a company. For the prior year comparable period, the income from the Company’s investment in TRC was determined to be significant. As a result, TRC’s summary financial information, including the portion of equity interest that the Company did not own, was as follows:

Three Months Ended
March 31,
(In thousands)	2022
Royalty revenue and gross profit	$29,309
Income from continuing operations	29,112
Net income	29,541

8. Share-Based Compensation

Market and Performance-Contingent Awards

The Company periodically grants performance-contingent share-based awards to employees. For the three months ended March 31, 2023, the Company granted 165,000 restricted share units (“RSUs”) with a fair value of $1.4 million that vest upon the Company’s common stock meeting certain market-based price targets followed by a service period. The fair value of these market-based RSUs is being recognized through February 2027. For the three months ended March 31, 2023, the Company recognized $0.1 million of share-based compensation expense related to the awards.

For the three months ended March 31, 2023, the Company also granted 367,000 performance-contingent RSUs with a fair value of $3.7 million with performance vesting dates through February 2026. For the quarter ended March 31, 2023, the Company concluded that the achievement of these performance vesting criteria was not probable and no expense has been recognized related to these awards. However, if it were determined in a future period that achievement of these performance criteria is probable, the Company would recognize a cumulative catch-up of expense.

9. Income Taxes

For the three months ended March 31, 2023, the Company recognized an income tax benefit of $0.4 million. The income tax benefit for the three months ended March 31, 2023 was primarily due to the generation of R&D tax credits and losses in the US that the Company anticipates will be realizable.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for federal purposes stemming from the effects of the TRC Transaction. As of March 31, 2023, the Company does not believe a valuation allowance should be re-established to offset it deferred tax assets for federal purposes. As of March 31, 2023, the Company continues to maintain a full valuation allowance on its US state, California, and foreign deferred tax assets.

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

10. Strategic Actions

On February 27, 2023, the Company announced and has since initiated the following strategic actions (the “2023 Strategic Actions”):

Capital Return Program Increase

The Company’s board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the three months ended March 31, 2023, the Company repurchased 5.2 million shares on the open market at a weighted average cost of $10.69 per share for an aggregate cost of $55.1 million, excluding fees and expenses. Since the initiation of the capital return program, the Company has repurchased $183.3 million of shares, as of March 31, 2023, and the Company has approximately $141.7 million remaining in the capital return program which is expected to be completed by the end of 2023.

Discontinued Investment in Research Activities

The Company discontinued its research activities, including the inhaled Janus kinase (JAK) inhibitor program, resulting in a 17% reduction in headcount at the end of March 2023. The Company plans to seek a partnership to continue progression of its inhaled JAK inhibitor program. In order to support the timely progression of the ampreloxetine Phase 3 study and the completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study, the Company has prioritized its R&D resource allocation to these two programs.

As a result of the Company’s discontinued investment in research activities, for the three months ended March 31, 2023, the Company incurred restructuring and related expenses of $1.6 million primarily related to R&D expenses. Of the total $1.6 million, cash-related expenses were $1.2 million and non-cash expenses were $0.4 million which were primarily related to the modification of equity-based awards for employees affected by the reduction in headcount. The Company does not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions after March 31, 2023.

As a result of the broader 2021 Restructuring, for the three months ended March 31, 2022, the Company incurred restructuring and related expenses of $9.3 million of which $4.7 million was related to R&D expenses and $4.6 million was related to selling, general and administrative expenses. Of the total $9.3 million, cash-related expenses were $4.8 million and non-cash expenses were $4.5 million which were primarily related to the modification of equity-based awards for employees affected by the 2021 Restructuring and certain related awards for other employees.

Selected information relating to accrued cash-related restructuring expenses from the recently announced 2023 Strategic Actions was as follows:

(In thousands)
Balance at December 31, 2022	$—
Net accruals	1,217
Cash paid	(599)
Balance at March 31, 2023	$618

All of the restructuring expenses from the 2021 Restructuring were fully recognized and paid in 2022.

The Company also evaluated the impact of the 2023 Strategic Actions on the carrying value of its long-lived assets, such as property and equipment and operating lease assets. This process included evaluating the estimated remaining lives, significant changes in the use, and potential impairment charges related to its long-lived assets. Based on its evaluation, the Company determined that its long-lived assets were not impaired as of March 31, 2023.

11. Commitments and Contingencies

Legal Proceedings

In January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 will be imposed by FDA on the generic companies’ ANDAs pending any adverse court decision.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties, and assumptions. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. Our forward-looking statements in this report are based on current expectations and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. In addition, while the effects of COVID-19, including new variants, may continue to adversely impact our business operations and financial results, the extent of the impact on our ability to generate revenue from YUPELRI® (revefenacin), our clinical development programs, and the value of and market for our ordinary shares, will depend on future developments that are uncertain and cannot be predicted with confidence at this time. These potential future developments include, but are not limited to, the continued impact of COVID-19, travel restrictions, quarantines, vaccination levels, social distancing and business closure requirements in the United States and in other countries, other measures taken by us and those we work with to help protect individuals from contracting COVID-19, and the effectiveness of actions taken globally to manage and treat the disease, including vaccine availability, distribution, acceptance and effectiveness. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

Management Overview

Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the development and commercialization of medicines. Our focus is to deliver medicines that make a difference® in people’s lives.

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Ampreloxetine, our late-stage investigational norepinephrine reuptake inhibitor in development for symptomatic neurogenic orthostatic hypotension, has the potential to be a first in class therapy effective in treating a constellation of cardinal symptoms in multiple system atrophy patients. We are committed to creating/driving shareholder value.

2023 Strategic Actions

On February 27, 2023, we announced additional strategic actions (the “2023 Strategic Actions”) to sharpen the Company’s focus and further deliver on its commitment to create shareholder value:

●	Capital Return Program increased to $325.0 million – Our board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the three months ended March 31, 2023, we repurchased 5.2 million shares on the open market at a weighted average cost of $10.69 per share for an aggregate cost of $55.1 million, excluding fees and expenses. Since inception of the capital return program through March 31, 2023, we repurchased $183.3 million of shares. In April 2023, we repurchased an additional $31.9 million of shares, and we have approximately $109.7 million remaining in the capital return program, as of April 30, 2023, which is expected to be completed by the end of 2023.

●	Discontinued investment in research – We discontinued our research activities, including the inhaled Janus kinase (JAK) inhibitor program, and prioritized our R&D resources toward the ampreloxetine Phase 3 study and completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study. As a result of halting further investment in research activities, our headcount was reduced by approximately 17% at the end of March 2023. We also plan to seek a partnership to continue progression of our inhaled JAK inhibitor program.

As a result of the Company’s discontinued investment in research activities, for the three months ended March 31, 2023, we incurred restructuring and related expenses of $1.6 million primarily related to R&D expenses. Of the total $1.6 million, cash-related expenses were $1.2 million and non-cash expenses were $0.4 million which were primarily related to the modification of equity-based awards for employees affected by the reduction in headcount. We do not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions after March 31, 2023.

●	Appointed independent director to the board and commit to governance change – We appointed a new independent director as part of our ongoing commitment to board refreshment, and we put forth a proposal to declassify the board of the directors over time at the May 2, 2023 Annual General Meeting of Shareholders. In addition, on April 11, 2023, we appointed another new independent director to further refresh the composition of our board of directors.

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

As part of our response to the ongoing challenges presented by the COVID-19 pandemic, we continue to take steps to identify and mitigate the adverse impacts on, and risks to, our business caused by the COVID-19 pandemic. We plan to continue to implement measures as may be required or recommended by government authorities or as we determine are in the best interests of our employees, clinical trial sites and participants, the patients we serve, and other stakeholders in light of COVID-19.

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

In June 2019, we announced the expansion of the Viatris Agreement to grant Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan. In exchange, we received an upfront payment of $18.5 million (before a required tax withholding) and are eligible to receive additional potential development and sales milestones totaling $54.0 million and low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. In March 2020, we earned a $1.5 million development milestone for the acceptance of a clinical trial application associated with the use of revefenacin monotherapy in China and adjacent territories. Viatris is responsible for all aspects of development and commercialization in the China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs.

Under the terms of the Viatris Agreement, as amended, as of March 31, 2023, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the EU.

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$46,955	$43,666	$3,289	8%
YUPELRI net sales (Theravance Biopharma implied 35%)	16,434	15,283	1,151	8

Ampreloxetine (TD-9855)

Ampreloxetine is an investigational, once-daily norepinephrine reuptake inhibitor (“NRI”) that we are developing for the treatment of Multiple System Atrophy (“MSA”) patients with symptomatic neurogenic orthostatic hypotension (“nOH”). nOH is caused by primary autonomic failure conditions and the majority of patients with MSA experience symptoms of nOH. Ampreloxetine has high affinity for binding to the norepinephrine (“NE”) transporter. By blocking the action of the NE transporter, ampreloxetine causes an increase in extracellular concentrations of norepinephrine. Ampreloxetine is wholly owned by Theravance Biopharma.

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

In September 2021, we reported that the SEQUOIA Phase 3 clinical study did not meet its primary endpoint. Most treatment-related adverse events were mild or moderate in severity. Serious adverse events occurred in two patients on placebo and four on ampreloxetine, none of which were considered related to the study drug. No deaths were reported and there was no signal for supine hypertension.

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to an NDA filing with one additional Phase 3 clinical study in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. Initiation of this Phase 3 study commenced in the first quarter of 2023 and the study is open to recruitment. On May 9, 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

In July 2022, Royalty Pharma Investments 2019 ICAV (“Royalty Pharma”) agreed to invest up to $40.0 million to advance the development of ampreloxetine in MSA in exchange for unsecured low single-digit royalties. Royalty Pharma’s $40.0 million investment in ampreloxetine included a $25.0 million upfront payment received in July 2022 and an additional $15.0 million payment upon the first regulatory approval of ampreloxetine. In exchange, Royalty Pharma will receive future unsecured royalties of 2.5% on annual ampreloxetine global net sales up to $500.0 million and 4.5% on annual global net sales over $500.0 million. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the amounts invested by Royalty Pharma would not be repaid by us.

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

As of March 31, 2023, we are eligible to receive up to an additional $237.5 million in development and sales milestone payments from Pfizer. In addition, we are eligible to receive a tiered royalty on worldwide net sales of any potential products under the license at percentage royalty rates ranging from middle single-digits to low double-digits.

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

Economic Interests and Other Assets

Mid- and Long-Term Economic Interest in GSK-Partnered Respiratory Programs

In July 2022, we completed the sale of all of our equity interests in Theravance Respiratory Company, LLC (“TRC”) representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK's TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma for approximately $1.1 billion in upfront cash while retaining future value through the right to receive contingent milestone payments and certain outer year-royalties (the “TRELEGY Royalty Transaction”).

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

Additionally, we will receive from Royalty Pharma 85% of the royalty payments on TRELEGY payable (a) for sales or other activities occurring on and after January 1, 2031 related to TRELEGY in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US. US TRELEGY royalties payable to us by Royalty Pharma are expected to end in late 2032, and ex-US royalties are expected to end in mid-2030s and are country specific.

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

Development Projects

Our development projects are prioritized by those with the highest expected potential value. Our enhanced focus remains on near-term value opportunities which include completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study and conducting our ampreloxetine Phase 3 study. On February 27, 2023, we announced the decision to discontinue research activities including our inhaled JAK program. This includes nezulcitinib, a nebulized, lung-selective JAK inhibitor positioned for the treatment of acute and chronic lung diseases.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and other related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The extent to which COVID-19 may continue to directly or indirectly impact our business, results of operations and financial condition, including these estimates, will depend on future developments that are uncertain and may be impacted by the emergence of new information concerning COVID-19, new variants or sub-variants of the COVID-19 virus, and the actions taken to manage or treat the disease, including vaccine availability, distribution, acceptance and effectiveness. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$46,955	$43,666	$3,289	8%
YUPELRI net sales (Theravance Biopharma implied 35%)	16,434	15,283	1,151	8

Our recognized revenue, as compared to the comparable period in the prior year, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Viatris collaboration agreement	$10,411	$10,687	$(276)	(3)%
Collaboration revenue	6	9	(3)	(33)
Licensing revenue	—	2,500	(2,500)	NM
Total revenue	$10,417	$13,196	$(2,779)	(21)%

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

For the three months ended March 31, 2023 and 2022, we recognized $10.4 million and $10.7 million, respectively, in revenue from the Viatris collaboration agreement, which represented the receivables due from Viatris related to YUPELRI. Although our implied 35% YUPELRI revenue increased by 8% over the comparable prior year period (see table above), under applicable accounting guidance, our Viatris collaboration agreement revenue decreased by 3% in the first quarter of 2023 compared to the comparable prior year period. This decrease was due primarily to timing of higher costs incurred by Viatris in the first quarter of 2023, which reduced our Viatris collaboration agreement revenue. In the first quarter of 2023, YUPELRI continued to increase its share of the long-acting nebulized COPD market in both the hospital and outpatient settings and continued to be profitable for us on a brand basis.

Licensing revenue was $2.5 million for the three months ended March 31, 2022 and was related to a non-recurring development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program. We did not recognize any licensing revenue for the three months ended March 31, 2023.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable period:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Employee-related	$4,377	$6,264	$(1,887)	(30)%
Share-based compensation	2,441	4,530	(2,089)	(46)
External-related	5,328	7,245	(1,917)	(26)
Facilities, depreciation, and other allocated expenses	2,426	5,214	(2,788)	(53)
Total research & development	$14,572	$23,253	$(8,681)	(37)%

R&D expenses decreased by $8.7 million for the three months ended March 31, 2023 compared to the prior year period. The decrease was across all R&D categories and was primarily driven by the Company’s corporate restructuring announcement in September 2021 (the “2021 Restructuring”) that resulted in a reduction in workforce of approximately 75%. The majority of the reduction in workforce occurred in November 2021, and the remainder was completed in February 2022. As anticipated, the 2021 Restructuring resulted in significant decrease in the year-over-year period, including (i) $1.9 million in employee-related expenses; (ii) $2.1 million in share-based compensation expenses; and (iii) $2.8 million in facilities, depreciation, and other allocated expenses. The $1.9 million decrease in external-related expenses was primarily due to the near completion of expenses related to the izencitinib program and the SEQUOIA and REDWOOD ampreloxetine studies. The decrease in external-related expenses was partially offset by expenses incurred in the first quarter of 2023 primarily associated with the new ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH.

In February 2023, we announced the 2023 Strategic Actions to discontinue investment in research activities. As a result, our R&D headcount was reduced by approximately 17% at the end of March 2023. Severance and other costs that were directly attributed to the 2023 Strategic Actions and the 2021 Restructuring are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.8 million and $1.5 million for three months ended March 31, 2023 and 2022, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Selling, general and administrative	$19,183	$17,842	$1,341	8%

Selling, general and administrative expenses increased by $1.3 million for the three months ended March 31, 2023 compared to the prior year period. Decreases in employee-related expenses and share-based compensation expenses of $1.6 million in the first quarter of 2023, due to the 2021 Restructuring, were offset by increases in (i) external related expenses of $2.3 million and (ii) facilities, depreciation and other allocable expenses of $0.6 million. Severance and other costs that were directly attributed to the 2021 Restructuring are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $4.2 million and $5.5 million for the first quarters of 2023 and 2022, respectively.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Restructuring and related expenses	$1,217	$4,807	$(3,590)	(75)%
Share-based compensation expense (non-cash)	357	4,517	(4,160)	(92)
Total restructuring and related expenses	$1,574	$9,324	$(7,750)	(83)%

Restructuring and related expenses decreased by $7.8 million for the three months ended March 31, 2023 compared to the prior year period. The year over year decrease was due to lower restructuring expenses attributed to a smaller reduction in workforce related to the 2023 Strategic Actions compared to the much larger reduction in workforce related to the 2021 Restructuring. Restructuring and related expenses were primarily comprised of one-time severance payments, employee-related separation costs, and other restructuring-related expenses. All of the $1.6 million in restructuring and related expenses recognized in the first quarter of 2023 was attributed to the 2023 Strategic Actions as the 2021 Restructuring was fully recognized by the third quarter of 2022. The restructuring and related expenses related to the 2023 Strategic Actions were comprised almost entirely of R&D expenses. Cash-related expenses and non-cash related expenses associated with the 2023 Strategic Actions were $1.2 million and $0.4 million, respectively. We do not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions after March 31, 2023.

Interest Expense

Interest expense, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Ampreloxetine royalty contingency (non-cash)	$(550)	$—	$(550)	NM	%
3.25% Convertible senior notes due 2023	—	(2,137)	2,137	NM
Total interest expense	$(550)	$(2,137)	$1,587	(74)%

NM: Not Meaningful

Interest expense, related to continuing operations, was $0.6 million for the three months ended March 31, 2023 compared to $2.1 million for prior year period. The $1.6 million decrease in interest expense was due to the retirement of our 3.25% convertible senior notes in August 2022 which was partially offset by the non-cash interest expense associated with the $25.0 million funding for ampreloxetine received from Royalty Pharma in July 2022. We do not anticipate having any cash interest expense in the foreseeable future.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Interest income and other income (expense), net	$2,979	$(375)	$3,354	(894)%

Interest income and other income (expense), net, increased by $3.4 million in the first quarter of 2023 compared to the prior year period. The increase was primarily due to (i) higher interest income related to an increase in investment yields and (ii) higher investment balances resulting from cash proceeds received from the TRELEGY Royalty Transaction in July 2022.

Provision for Income Tax Benefit (Expense) – Continuing Operations

The provision for income tax benefit (expense) related to continuing operations, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Provision for income tax benefit (expense) - Continuing operations	$395	$(524)	$919	(175)%

For the three months ended March 31, 2023, we recognized an income tax benefit of $0.4 million compared to an income tax expense of $0.5 million in the prior year period. The income tax benefit in the first quarter of 2023 was primarily due to the generation of R&D tax credits and losses in the US that we anticipate will be realizable.

In the first quarter of 2022, we incurred net operating losses on a consolidated basis, but the provision for income tax expense was due to the uncertain tax position taken with respect to transfer pricing.

Net Income from Discontinued Operations

Net income from discontinued operations, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2023	2022	$	%
Net income from discontinued operations	$—	$14,313	$(14,313)	NM	%

NM: Not Meaningful

The TRELEGY Royalty Transaction, completed in July 2022, resulted in (i) income from our investment in TRC; (ii) interest expense related to our non-recourse 2035 notes; and (iii) the net gain from the sale of our equity interests in TRC for the prior year period above to be reclassified as net income from discontinued operations. We have no net income from activities related to discontinued operations for the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2023, we had approximately $260.0 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and a streamlined balance sheet with no long-term debt.

2023 Strategic Actions

As discussed above, on February 27, 2023, we announced strategic actions to sharpen the Company’s focus and further deliver on its commitment to create shareholder value. The strategic actions included a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the three months ended March 31, 2023, we repurchased 5.2 million shares on the open market at a weighted average cost of $10.69 per share for an aggregate cost of $55.1 million, excluding fees and expenses. Since inception of the capital return program through March 31, 2023, we have repurchased $183.3 million of shares. In April 2023, we repurchased an additional $31.9 million of shares, and we have approximately $109.7 million remaining in the capital return program, as of April 30, 2023, which is expected to be completed by the end of 2023.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, COVID-19, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of our approved product, unplanned expenses, cash receipts being lower than anticipated, and the need to satisfy contingent liabilities, including litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our capital return program and our operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022	Change
Net cash used in operating activities	$(11,221)	$(26,069)	$14,848
Net cash (used in) provided by investing activities	(43,046)	31,924	(74,970)
Net cash used in financing activities	(56,240)	(1,448)	(54,792)

Net cash flows used in operating activities

Net cash used in operating activities was $11.2 million in the first quarter of 2023, consisting of a net loss of $22.1 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $8.6 million and a net increase in cash resulting from changes in operating assets and liabilities of $2.3 million.

Net cash used in operating activities was $26.1 million in the first quarter of 2022, of which $26.7 million was used in continuing operations and $0.6 million was provided by discontinued operations, consisting of a net loss of $25.9 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $1.9 million and a net decrease in cash resulting from changes in operating assets and liabilities of $2.1 million.

Net cash flows (used in) provided by investing activities

Net cash used in investing activities was $43.0 million in the first quarter of 2023, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $42.3 million and cash outflows from the net purchase and sale of property and equipment of $0.7 million.

Net cash provided by investing activities was $31.9 million in the first quarter of 2022, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $30.3 million and cash inflows from the sale of property and equipment of $1.8 million.

Net cash flows used in financing activities

Net cash used in financing activities was $56.2 million in the first quarter of 2023, consisting of $55.3 million of cash outflows related to the repurchase of ordinary shares as part of our capital return program and $0.9 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $1.4 million in the first quarter of 2022, consisting of the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2023. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Market and Performance-Contingent Awards

We periodically grants performance-contingent share-based awards to our employees. For the three months ended March 31, 2023, we granted 165,000 restricted share units (“RSUs”) with a fair value of $1.4 million that vest upon the Company’s common stock meeting certain market-based price targets followed by a service period. The fair value of these market-based RSUs is being recognized through January 2027. For the three months ended March 31, 2023, we recognized $0.1 million of share-based compensation expense related to the awards.

For the three months ended March 31, 2023, we also granted 367,000 performance-contingent RSUs with a fair value of $3.7 million with performance vesting dates through February 2026. For the quarter ended March 31, 2023, we concluded that the achievement of these performance vesting criteria was not probable and no expense has been recognized related to these awards. However, if it were determined in a future period that achievement of these performance criteria is probable, we would recognize a cumulative catch-up of expense.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of March 31, 2023, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 will be imposed by FDA on the generic companies’ ANDAs pending any adverse court decision. Please also see “Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” for additional information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts” of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

The risks described below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the SEC are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We may never achieve or sustain profitability;

●	If YUPELRI’s acceptance by physicians, patients, third party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product;

●	In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks;

●	Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned;

●	Our ongoing drug development efforts might not generate additional approvable drugs;

●	We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do;

●	We are subject to extensive and ongoing regulation, oversight and other requirements by the FDA and failure to comply with these regulations and requirements may subject us to penalties that may adversely affect our financial condition or our ability to commercialize any approved products; and

●	We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as YUPELRI.

RISKS RELATING TO THE COMPANY

We may never achieve or sustain profitability.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since mid-1997. We are currently approaching non-GAAP profitability; however, we may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three months ended March 31, 2023, we recognized net losses of $22.1 million. Although we recognized $872.1 million of net income for year ended December 31, 2022, which results were largely driven by net income from discontinued operations following the one-time TRELEGY Royalty Transaction, we recognized $92.8 million in net losses from continuing operations during the same period. Despite the fact that we are approaching non-GAAP profitability, we may continue to incur net losses over the next several years due to expenditures relating to the clinical development of our current product candidate. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $876.0 million as of March 31, 2023. We are advancing our product candidate into and through later stage clinical studies without a partner and we may incur substantial expenses. In addition, we may invest strategically in our research efforts to continue to support our development pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding. Our operating expenses also will increase if, among other things:

●	any earlier stage potential products move into and through later-stage clinical development, which is generally more expensive than early stage development;

●	we pursue clinical development of our potential or current products in new indications;

●	our clinical trials become more complicated or need to be extended due to other external factors;

●	we increase the number of patents we are prosecuting or maintaining or otherwise expend additional resources on patent prosecution or defense or patent litigation; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

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

Our new strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the sales levels of our approved products, unplanned expenses, cash receipts being lower than anticipated, clinical program outcomes, expenses being higher than anticipated, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities. Our ability to reach, and the time required to reach, and then to sustain, profitability are uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable would adversely affect the price of our securities and our ability to continue operations as planned.

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

Product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. In addition, we have voluntarily undertaken post-marketing studies with respect to YUPELRI. The commencement and completion of clinical studies for our product candidates, including ampreloxetine, and product may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of effectiveness of product candidates during clinical studies;

●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidates or their formulation into medicines;

●	unfavorable study data or unfavorable interpretations of data among the FDA and foreign regulatory authorities;

●	insufficient capital to continue our development programs;

●	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates or partner decisions not to maintain a partnership with us;

●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;

●	competitive clinical trials;

●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;

●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines;

●	challenges related to the COVID-19 pandemic, including with recruitment and/or progressing patients through studies;

●	failure of our partners to advance our product candidates through clinical development;

●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities; and

●	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

Our ongoing drug development efforts might not generate additional approvable drugs.

Our compounds in clinical trials are subject to the risks and failures inherent in the development of pharmaceutical products. These risks include, but are not limited to, the inherent difficulty in selecting the right drug and drug target and avoiding unwanted side effects, as well as unanticipated problems relating to product development, testing, enrollment, obtaining regulatory approvals, maintaining regulatory compliance, manufacturing, competition and costs and expenses that may exceed current estimates.

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

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the discovery, development and commercialization of medicines. Our objective is to develop and commercialize new small molecule medicines with superior efficacy, convenience, tolerability and/or safety. We expect that any medicines that we commercialize with or without our collaborative partners will compete with existing or future market-leading medicines.

Many of our current and potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug development and commercialization to:

●	develop medicines that are superior to other products in the market;

●	attract and retain qualified personnel;

●	obtain and enforce patent and/or other proprietary protection for our medicines and technologies;

●	conduct effective clinical trials and obtain required regulatory approvals;

●	develop and effectively implement commercialization strategies, with or without collaborative partners; and

●	successfully collaborate with pharmaceutical companies in the development and commercialization of new medicines.

Pharmaceutical companies, including companies with which we collaborate, may invest heavily to quickly discover and develop or in-license novel compounds that could make our product candidates obsolete. Accordingly, other companies may succeed in obtaining patent protection, conducting clinical trials, receiving FDA or equivalent regulatory approval outside the US or discovering, developing and commercializing medicines before we do. Other companies are engaged in the discovery of medicines that would compete with the product candidates that we are developing or our existing product.

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

There is a single source of supply our product candidates and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We depend on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers for preclinical and clinical study purposes. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. In addition, there is a single supplier of YUPELRI API and a single supplier of YUPELRI drug product. If, for any reason, any of these third-party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay preclinical and clinical studies, prevent us from developing our product candidates in a cost-effective manner or on a timely basis or adversely impact the commercialization of YUPELRI. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

Our business has been and may continue to be adversely affected by the outbreak of respiratory illness caused by a novel strain of coronavirus, SARS-CoV-2, causing the Coronavirus Disease 2019, also known as COVID-19 (the “COVID-19 pandemic”). The COVID-19 pandemic has weighed on the macroeconomic environment, and the pandemic has, directly and indirectly, significantly increased economic volatility and uncertainty.

Sales momentum was affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting and to pulmonologists, whose practices have been impacted by the pandemic. In mid-March 2020, we suspended in-person sales calls to accounts in response to the COVID-19 pandemic. In August 2020, we began reengaging with these customers in-person and remotely. We are now able to more frequently conduct in-person customer engagements, however there is still variability of access regionally. Customer orders or new patient use of YUPELRI may decline or fail to grow as a result of, among other things, a shift in our marketing efforts, increased workload of healthcare providers, staffing challenges at hospitals, and the impact of any concerns regarding nebulization in COVID-19 positive patients. We are preparing for continued volatility as disruptions of day-to-day operations of hospitals and clinics may continue. In addition, while we do not currently anticipate any supply issues, the COVID-19 pandemic could impact our supply of YUPELRI in the future. At this stage, we are unable to predict with certainty the ultimate disruptive impact of the COVID-19 pandemic on both YUPELRI and the rest of our business.

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

Brexit created significant uncertainty about the future relationship between the UK and the EU, including with respect to the laws and regulations that will apply as the UK determines which EU laws to replace or replicate after withdrawal. From a regulatory perspective, the UK’s withdrawal bears significant complexity and risks.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months, even assuming that we repurchase the remaining approximately $141.7 million (as of March 31, 2023) of our ordinary shares authorized under our share repurchase program. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in

September 2021, we announced a strategic update and corporate restructuring (the “Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The Restructuring was completed during the third quarter of 2022 and we and announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of March 31, 2023, we had cash, cash equivalents and marketable securities of $260.0 million.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2023, we owned a total of 231 issued US patents and 1,651 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

The Budget Control Act of 2011, among other things, and in concert with subsequent legislation, has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first six months of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

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

Based solely on our review of publicly available filings, as of March 31, 2023, our three largest shareholders collectively owned 42.8% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares. The beneficial ownership percentage of any of our shareholders would increase if they do not participate in our ongoing open market purchase program.

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

Our constitutional documents include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change-of-control transactions, including, among other things, provisions that:

●	require supermajority shareholder voting to effect certain amendments to our amended and restated memorandum and articles of association;

●	establish a classified board of directors until our annual general meeting in 2026;

●	restrict our shareholders from calling meetings or acting by written consent in lieu of a meeting;

●	limit the ability of our shareholders to propose actions at duly convened meetings; and

●	authorize our board of directors, without action by our shareholders, to issue preferred shares and additional ordinary shares.

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

We have never declared or paid cash dividends on our capital shares. In September 2022, however, our board of directors authorized a $250.0 million capital return program. On February 27, 2023, we announced that our board of directors had authorized an increase of $75.0 million to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of March 31, 2023, we had repurchased $183.3 million of shares, and we had approximately $141.7 million remaining in the capital return program which is expected to be completed by the end of 2023. In April 2023, we repurchased an additional $31.9 million of shares, and we have approximately $109.7 million remaining in the capital return program, as of April 30, 2023. There is no guarantee that any of the remaining approximately $109.7 million of our ongoing $325.0 million capital return program will be spent or that this overall capital return program will be fully implemented on a timely basis or at all or that shareholders will participate at the rates they expect. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1+	Offer Letter with Brett Grimaud dated May 12, 2014	X

10.2+	Offer Letter with Aziz Sawaf dated June 16, 2014	X

10.3+	Form of Theravance Biopharma, Inc. 2013 Equity Incentive Plan Notice of Restricted Share Unit Award and Restricted Share Unit Agreement	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2023, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

+Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: May 10, 2023	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)