Form 10-Q/A
period 2023-03-31
Theravance Biopharma, Inc.
filed 2023-05-18
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Theravance Biopharma, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Original Filing”), as originally filed with the Securities and Exchange Commission (the “Commission”) on May 10, 2023 (the “Original Filing Date”). This Amendment is being filed solely to add the share repurchase disclosure required under Part II, Item 2 of Form 10-Q the (“Additional Disclosure”), which was inadvertently omitted from the Original Filing. Share repurchase disclosures were included in the Original Filing within the (i) Notes to the Condensed Consolidated Financial Statements; (ii) the Management’s Discussion and Analysis; and (iii) Risk Factors.

In addition, in connection with the filing of this Amendment, the Company is including new certifications of the Company’s chief executive officer and chief financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is not including new certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code because no financial statements are being filed with this Amendment.

This Amendment does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Original Filing other than as set forth above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On September 19, 2022, we announced that our board of directors had approved a $250.0 million capital return program. Furthermore, on February 27, 2023, we announced that our board of directors had authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of March 31, 2023, we had repurchased $183.3 million of shares, and we have approximately $141.7 million remaining in the capital return program which is expected to be completed by the end of 2023.

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2023. All shares purchased to date under the capital return program were cancelled and ceased to be outstanding.

Period	Total Number of Ordinary Shares of Purchased	Weighted Average Price Paid per Ordinary Share (1)	Total Number of Ordinary Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Ordinary Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1, 2023 - January 31, 2023	2,461,000	$10.99	2,461,000	$94,746
February 1, 2023 - February 28, 2023	—	$—	—	$169,746 (2)
March 1, 2023 - March 31, 2023	2,696,800	$10.42	2,696,800	$141,654 (2)
Total	5,157,800	$10.69	5,157,800	$141,654 (2)
(1)	The weighted average price paid per ordinary share does not include the cost of commissions.
(2)	Gives effect to the $75.0 million increase in the size of our capital return program announced on February 27, 2023.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

104	Cover Page Interactive Data File (Formatted in iXBRL)	X

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: May 17, 2023	/s/ RICK E WINNINGHAM
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2023	/s/ AZIZ SAWAF
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)