Form 10-Q
period 2023-06-30
Theravance Biopharma, Inc.
filed 2023-08-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large Accelerated Filer ☐	Smaller Reporting Company ☒
Accelerated Filer ☐	Emerging Growth Company ☐
Non-accelerated Filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 1, 2023, the number of the registrant’s outstanding ordinary shares was 52,813,104.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$105,596	$298,172
Short-term marketable securities	61,855	29,312
Receivables from collaborative arrangements	15,796	16,785
Prepaid clinical and development services	979	1,513
Other prepaid and current assets	7,777	7,682
Total current assets	192,003	353,464
Property and equipment, net	9,553	11,875
Operating lease assets	38,453	40,126
Future contingent milestone and royalty assets	194,200	194,200
Restricted cash	836	836
Other assets	11,585	6,899
Total assets	$446,630	$607,400

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,569	$1,554
Accrued personnel-related expenses	5,371	10,314
Accrued clinical and development expenses	4,006	4,932
Accrued general and administrative expenses	2,874	4,020
Operating lease liabilities	9,160	6,753
Deferred revenue	24	24
Other accrued liabilities	1,542	1,118
Total current liabilities	24,546	28,715
Long-term operating lease liabilities	42,521	45,407
Future royalty payment contingency	26,556	25,438
Long-term deferred revenue	181	192
Unrecognized tax benefits	64,987	64,191
Other long-term liabilities	7,678	1,657
Commitments and contingencies

Shareholders’ Equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 53,694 and 65,227 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,172,090	1,295,725
Accumulated other comprehensive loss	(286)	(15)
Accumulated deficit	(891,644)	(853,911)
Total shareholders’ equity	280,161	441,800
Total liabilities and shareholders’ equity	$446,630	$607,400

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue:
Viatris collaboration agreement	$13,743	$10,878	$24,154	$21,565
Collaboration revenue	6	172	12	181
Licensing revenue	—	—	—	2,500
Total revenue	13,749	11,050	24,166	24,246

Expenses:
Research and development (1)	9,425	14,924	23,997	38,177
Selling, general and administrative (1)	19,278	16,222	38,461	34,064
Restructuring and related expenses (1)	1,169	3,005	2,743	12,329
Total expenses	29,872	34,151	65,201	84,570

Loss from operations	(16,123)	(23,101)	(41,035)	(60,324)
Interest expense	(568)	(2,137)	(1,118)	(4,274)
Interest income and other income (expense), net	2,504	2,440	5,483	2,065
Loss from continuing operations before income taxes	(14,187)	(22,798)	(36,670)	(62,533)
Provision for income tax (expense) benefit	(1,458)	5	(1,063)	(519)
Net loss from continuing operations	(15,645)	(22,793)	(37,733)	(63,052)

Income from discontinued operations before income taxes	—	14,602	—	28,915
Provision for income tax expense	—	—	—	—
Net income from discontinued operations	—	14,602	—	28,915

Net loss	$(15,645)	$(8,191)	$(37,733)	$(34,137)

Net unrealized loss on available-for-sale investments	(337)	(17)	(271)	(45)
Total comprehensive loss	$(15,982)	$(8,208)	$(38,004)	$(34,182)

Net income (loss) per share:
Continuing operations - basic and diluted	$(0.28)	$(0.30)	$(0.63)	$(0.83)
Discontinued operations - basic and diluted	$—	$0.19	$—	$0.38
Net loss - basic and diluted	$(0.28)	$(0.11)	$(0.63)	$(0.45)

Shares used to compute basic and diluted net income (loss) per share	56,682	76,270	59,791	75,761

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Research and development	$1,855	$2,909	$4,296	$7,439
Selling, general and administrative	4,409	5,030	8,632	10,528
Restructuring and related expenses	—	1,770	357	6,287
Total share-based compensation expense	$6,264	$9,709	$13,285	$24,254

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at March 31, 2023	60,542	$1	$1,246,506	$51	$(875,999)	$370,559
Repurchase of ordinary shares, net of transaction costs	(7,283)	—	(80,543)	—	—	(80,543)
Proceeds from ESPP purchases	63	—	446	—	—	446
Employee share-based compensation expense	—	—	6,264	—	—	6,264
Issuance of restricted shares	424	—	—	—	—	—
Option exercises	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(52)	—	(583)	—	—	(583)
Net unrealized loss on marketable securities	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(15,645)	(15,645)
Balances at June 30, 2023	53,694	$1	$1,172,090	$(286)	$(891,644)	$280,161

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(12,441)	—	(135,896)	—	—	(135,896)
Proceeds from ESPP purchases	63	—	446	—	—	446
Employee share-based compensation expense	—	—	13,285	—	—	13,285
Issuance of restricted shares	981	—	—	—	—	—
Option exercises	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(136)	—	(1,470)	—	—	(1,470)
Net unrealized loss on marketable securities	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(37,733)	(37,733)
Balances at June 30, 2023	53,694	$1	$1,172,090	$(286)	$(891,644)	$280,161

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at March 31, 2022	76,081	$1	$1,400,566	$(28)	$(1,751,989)	$(351,450)
Proceeds from ESPP purchases	72	—	487	—	—	487
Employee share-based compensation expense	—	—	9,709	—	—	9,709
Issuance of restricted shares	313	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(39)	—	(347)	—	—	(347)
Net unrealized loss on marketable securities	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	(8,191)	(8,191)
Balances at June 30, 2022	76,427	$1	$1,410,415	$(45)	$(1,760,180)	$(349,809)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Deficit
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Proceeds from ESPP purchases	72	—	487	—	—	487
Employee share-based compensation expense	—	—	24,254	—	—	24,254
Issuance of restricted shares	2,109	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(189)	—	(1,795)	—	—	(1,795)
Net unrealized loss on marketable securities	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(34,137)	(34,137)
Balances at June 30, 2022	76,427	$1	$1,410,415	$(45)	$(1,760,180)	$(349,809)

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(37,733)	$(34,137)
Less: Net income from discontinued operations	—	28,915
Net loss from continuing operations	(37,733)	(63,052)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,177	1,949
Amortization and accretion income, net	(1,092)	(31)
Future royalty payment contingency interest accretion	1,118	—
Share-based compensation	13,285	24,254
Gain on sale of Velusetrag	—	(2,721)
(Gain) loss on disposal of property and equipment	1,352	(96)
Gain from lease modification	—	(47)
Amortization of right-of-use assets	1,817	1,314
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	989	1,577
Prepaid clinical and development services	533	7,934
Other prepaid and current assets	(95)	2,619
Right-of-use lease assets	(144)	(2,689)
Other assets	1,751	(145)
Accounts payable	83	(26)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(6,534)	(11,135)
Deferred revenue	(11)	(180)
Operating lease liabilities	(479)	82
Other long-term liabilities	326	(17)
Net cash used in operating activities - continuing operations	(23,657)	(40,410)
Net cash used in operating activities - discontinued operations	—	(389)
Net cash used in operating activities	(23,657)	(40,799)

Investing activities
Purchases of property and equipment	(1,790)	(363)
Purchases of marketable securities	(134,534)	(53,763)
Maturities of marketable securities	31,435	91,699
Sale of short-term investments and marketable securities	71,377	—
Proceeds from the sale of property and equipment	1,513	1,866
Net cash (used in) provided by investing activities - continuing operations	(31,999)	39,439
Net cash provided by (used in) investing activities - discontinued operations	—	—
Net cash (used in) provided by investing activities	(31,999)	39,439

Financing activities
Ordinary share repurchases	(135,896)	—
Proceeds from ESPP purchases	446	487
Repurchase of shares to satisfy tax withholding	(1,470)	(1,795)
Net cash used in financing activities - continuing operations	(136,920)	(1,308)
Net cash provided by (used in) financing activities - discontinued operations	—	—
Net cash used in financing activities	(136,920)	(1,308)

Net decrease increase in cash, cash equivalents, and restricted cash	(192,576)	(2,668)
Cash, cash equivalents, and restricted cash at beginning of period	299,008	90,796
Cash, cash equivalents, and restricted cash at end of period	$106,432	$88,128

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$15,127
Cash paid for income taxes, net	$14	$25

Supplemental disclosure of non-cash investing and financing activities
Recognition of tenant improvement allowance assigned to sublease	$6,490	$—

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

Basis of Presentation

The Company’s condensed consolidated financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2022 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.

The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

On July 20, 2022, the Company completed a monetization of its ownership interests in a significant equity method investment which had a major effect on the Company’s financial results for the year ended December 31, 2022 (see “Note 7. Discontinued Operations”). In accordance with GAAP, the transaction was accounted for as a sale of a financial asset. For all periods presented, the results of the sale have been included as discontinued operations on these condensed consolidated financial statements. Certain prior year comparable operating expenses within the condensed consolidated statements of operations and comprehensive loss have been reclassified as restructuring and related expenses. The reclassification had no effect on reported losses, total assets, or shareholders’ equity.

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

2. Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. Diluted net loss per share is computed by giving effect to all potentially dilutive ordinary shares outstanding for the period, which primarily consist of instruments issued and outstanding under the Company’s equity incentive and employee share purchase plans and shares issuable upon note conversion (for the 2022 periods only). Ordinary share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect unless the consideration of any one of them gives a dilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(15,645)	$(22,793)	$(37,733)	$(63,052)
Net income from discontinued operations	—	14,602	—	28,915
Net loss	$(15,645)	$(8,191)	(37,733)	(34,137)

Denominator:
Weighted-average ordinary shares outstanding	56,682	76,270	59,791	75,761
Less: weighted-average ordinary shares subject to forfeiture	—	—	—	—
Weighted-average ordinary shares outstanding - basic and diluted	56,682	76,270	59,791	75,761

Net income (loss) per share:
Continuing operations - basic and diluted	$(0.28)	$(0.30)	$(0.63)	$(0.83)
Discontinued operations - basic and diluted	$—	$0.19	$—	$0.38
Net loss per share - basic and diluted	$(0.28)	$(0.11)	$(0.63)	$(0.45)

Anti-dilutive Securities

In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, if a company incurred a loss related to its continuing operations, then potential ordinary shares are considered anti-dilutive for the periods in which the loss was recognized. For the three and six months ended June 30, 2023 and 2022, the Company recognized losses from continuing operations. As a result, the following ordinary equivalent shares were not included in the computation of diluted net loss per share for both continuing operations and discontinuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Share issuances under equity incentive plans and employee share purchase plan	3,693	5,660	4,114	6,239
Share issuances upon the conversion of convertible senior notes	—	6,676	—	6,676
Total	3,693	12,336	4,114	12,915

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

In the US, Viatris is leading the commercialization of YUPELRI, and the Company co-promotes the product under a profit and loss sharing arrangement (65% to Viatris; 35% to the Company). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay the Company a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Viatris also holds exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan, and the Company is eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin in this region, if approved. Viatris is responsible for all aspects of development and commercialization in the China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. Viatris is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its condensed consolidated financial statements.

As of June 30, 2023, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy, and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones totaling $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories.

The Viatris Agreement is considered to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018; thereafter, R&D expenses are shared. Performing R&D services for reimbursement is considered a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606, Revenue Recognition, and, as such, the reimbursable program costs are excluded from the original transaction price.

The future potential milestone amounts for the Viatris Agreement were not included in the original transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved.

Following the FDA approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the three and six months ended June 30, 2023, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Viatris collaboration agreement - Amounts receivable from Viatris	$13,743	$10,878	$24,154	$21,565

While Viatris records the total net sales of YUPELRI within its condensed consolidated financial statements, Viatris collaboration agreement revenue includes the Company’s implied 35% share of net sales of YUPELRI for the three and six months ended June 30, 2023 of $19.3 million and $35.7 million, respectively, before deducting shared expenses. For the three and six months ended June 30, 2022, the Company’s implied 35% share of net sales of YUPELRI were $17.2 million and $32.5 million, respectively, before deducting shared expenses.

Other Collaborative Arrangement Revenues

The Company’s other collaborative arrangement revenues consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Viatris	$6	$6	$12	$12
Alfasigma	—	166	—	169
Total collaboration revenue	$6	$172	$12	$181

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Viatris	$1,947	$1,543	$3,700	$3,079

Revenue from Licensing Arrangements

Pfizer

In December 2019, the Company entered into a global license agreement with Pfizer Inc. (“Pfizer”) for its preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure. Under the Pfizer Agreement, Pfizer had an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. The Company received an upfront cash payment of $10.0 million in 2019, and for the three and six months ended June 31, 2022, the Company recognized $2.5 million in licensing revenue related to a development milestone payment from Pfizer for the dosing of the first patient in the Phase 1 clinical trial. In June 2023, the Company received notice from Pfizer terminating the Pfizer Agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program will be returned to the Company.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2023	2022
Cash and cash equivalents	$105,596	$87,292
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$106,432	$88,128

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities, if any, that are reported separately on the condensed consolidated balance sheets.

The Company periodically engages in foreign exchange transactions as a part of its operations. For the three and six months ended June 30, 2023, the Company’s net realized and unrealized foreign currency gains were not material, and for the three and six months ended June 30, 2022, the Company recognized net realized and unrealized foreign currency losses of $0.7 million and $1.1 million, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income (expense), net”.

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

Available-for-sale securities are summarized below:

		June 30, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,361	$—	$(139)	$29,222
US government agency securities	Level 2	4,341	—	(26)	4,315
Corporate notes	Level 2	28,439	—	(121)	28,318
Marketable securities		62,141	—	(286)	61,855
Money market funds	Level 1	96,321	—	—	96,321
Total		$158,462	$—	$(286)	$158,176

		December 31, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$24,873	$8	$—	$24,881
US government agency securities	Level 2	20,869	4	—	20,873
Commercial paper	Level 2	37,307	—	(27)	37,280
Marketable securities		83,049	12	(27)	83,034
Money market funds	Level 1	220,508	—	—	220,508
Total		$303,557	$12	$(27)	$303,542

As of June 30, 2023, all of the Company’s available-for-sale securities had contractual maturities within one year, and the weighted-average maturity of marketable securities was approximately three months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and six months ended June 30, 2023.

Available-for-sale debt securities with unrealized losses are summarized below:

	June 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$29,222	$(138)	$—	$—	$29,222	$(138)
US government agency securities	4,315	(26)	—	—	4,315	(26)
Corporate notes	28,318	(121)	—	—	28,318	(121)
Total	$61,855	$(286)	$—	$—	$61,855	$(286)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$37,280	$(27)	$—	$—	$37,280	$(27)
Total	$37,280	$(27)	$—	$—	$37,280	$(27)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of June 30, 2023.

As of June 30, 2023, the Company’s accumulated other comprehensive loss on its condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. For the three and six months ended June 30, 2023, the Company sold marketable securities for total proceeds of $8.6 million and $71.5 million, respectively. For the three months ended June 30, 2023, the realized net gain from the sale was immaterial, and for the six months ended June 30, 2023, the realized net loss from the sale was $0.2 million based on the specific identification method. For the three and six months ended June 30, 2022, the Company did not sell any marketable securities.

6. Subleases

In July 2021 and June 2022, the Company entered into two non-cancelable agreements under which it subleased a total of approximately 99,000 square feet of its South San Francisco office and laboratory space to two unaffiliated companies. The Company recognizes the sublease income on a straight-line basis over the term of its two subleases which is reflected as a reduction of R&D expense and selling, general and administrative expenses in the condensed consolidated statements of operations. Sublease income related to the sublease agreements was $2.1 million and $4.2 million for the three and six months ended June 30, 2023, respectively, and $0.3 million for each of the three and six months ended June 30, 2022. During the first quarter of 2023, the Company also recognized increases to other assets and other long-term liabilities of approximately $6.5 million for lessor tenant improvement allowances that have been assigned to its sublessees and will be recognized over the term of the related sublease agreements.

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

The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%. The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of June 30, 2023, there have been no indicators of impairment identified, and as a result, there have been no changes to the carrying value of the Contingent Consideration since its initial measurement in July 2022.

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

The results of discontinued operations consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Income from investments in TRC, LLC	$—	$28,127	$—	$53,237
Transaction-related legal expenses (prior to July 20, 2022)	—	(3,778)	—	(5,057)
Interest expense on 9.5% Non-recourse notes due 2035	—	(9,747)	—	(19,265)
Provision for income tax expense	—	—	—	—
Net income from discontinued operations	$—	$14,602	$—	$28,915

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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In thousands)	2022	2022
Royalty revenue and gross profit	$42,720	$72,029
Income from continuing operations	42,581	71,693
Net income	33,091	62,632

8. Share-Based Compensation

Market and Performance-Contingent Awards

The Company periodically grants market-based performance-contingent share awards to employees. For the three months ended June 30, 2023, no such market-based restricted share units (“RSUs”) were granted, and for the six months ended June 30, 2023, the Company granted 165,000 of such RSUs. The 165,000 RSUs had a fair value of $1.4 million, respectively, that vest upon the Company’s ordinary shares meeting certain market-based price targets followed by a service period. The fair value of these market-based RSUs is being recognized through February 2027. For the three and six months ended June 30, 2023, the Company recognized $0.2 million and $0.3 million, respectively, of share-based compensation expense related to the awards.

For the three months ended June 30, 2023, the Company did not grant any performance-contingent RSUs, and for the six months ended June 30, 2023, the Company granted 367,000 of such RSUs. The 367,000 RSUs had a fair value of $3.7 million with performance vesting dates through February 2026. As of June 30, 2023, the Company concluded that the achievement of these performance vesting criteria was not probable, and no expense has been recognized related to these awards. However, if it were determined in a future period that achievement of these performance criteria is probable, the Company would recognize a cumulative catch-up of expense.

Amendment and Restatement of 2013 Equity Incentive Plan

At the Company’s Annual General Meeting of Shareholders on May 2, 2023, the Company’s shareholders approved an amendment and restatement of the Company’s 2013 Equity Incentive Plan (the “2013 EIP”) to effect the following material changes to the existing plan (i) extend the term of the 2013 EIP by an additional ten years; (ii) eliminate the provision that provided for automatic annual increases in the number of shares available for issuance under the 2013 EIP; (iii) reduce the number of shares reserved for issuance by 3,808,287 shares; (iv) eliminate the Company’s ability to reprice options and share appreciation rights without first obtaining shareholder approval; and (v) remove certain provisions no longer necessary since the repeal of the exemption from the annual deduction limitation imposed by Section 162(m) of the Internal Revenue Code for performance-based compensation.

9. Income Taxes

For the three and six months ended June 30, 2023, the Company recognized an income tax expense of $1.5 million and $1.1 million, respectively. Although the Company incurred net operating losses on a consolidated basis, the income tax expense for the six months ended June 30, 2023 was primarily due to uncertain tax positions taken with respect to transfer pricing in 2023.

The Company's provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income (loss) (pre-tax income (loss) excluding unusual or infrequently occurring discrete items) for the reporting period. For the six months ended June 30, 2023, and in accordance with paragraph 82 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), the Company computed its provision for income taxes based on the actual effective tax rate for the year-to-date period by applying the discrete method. The Company determined that as small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the six months ended June 30, 2023.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for federal purposes stemming from the effects of the TRC Transaction. As of June 30, 2023, the Company does not believe a valuation allowance should be re-established to offset it deferred tax assets for federal tax purposes. As of June 30, 2023, the Company continues to maintain a full valuation allowance on its California, other states, and foreign deferred tax assets.

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

10. Strategic Actions

In February 2023, the Company announced and has since initiated the following strategic actions (the “2023 Strategic Actions”):

Capital Return Program Increase

The Company’s board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the three and six months ended June 30, 2023, the Company repurchased 7.28 million shares and 12.44 million shares, respectively, on the open market at a weighted average cost of $11.05 per share and $10.90 per share, respectively. For the three and six months ended June 30, 2023, the total aggregate cost of the repurchases, excluding fees and expenses, was $80.5 million and $135.6 million, respectively. Since the initiation of the capital return program, the Company has repurchased $263.8 million of shares, as of June 30, 2023, and the Company has approximately $61.2 million remaining in the capital return program which is expected to be completed by the end of 2023. In July 2023, the Company repurchased an additional 1.04 million shares on the open market at a weighted average cost of $9.88 per share for a total aggregate cost of $10.3 million, excluding fees and expenses. The Company has approximately $50.9 million remaining, as of July 31, 2023, that it is expected to complete by the end of 2023.

Discontinued Investment in Research Activities

The Company discontinued its research activities, including the inhaled Janus kinase (JAK) inhibitor program, resulting in a 17% reduction in headcount in March 2023. The Company plans to seek a partnership to continue progression of its inhaled JAK inhibitor program. In order to support the timely progression of the ampreloxetine Phase 3 study (CYPRESS) and the completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study, the Company has prioritized its R&D resource allocation to these two programs.

As a result of the Company’s discontinued investment in research activities, for the three and six months ended June 30, 2023, the Company incurred restructuring and related expenses of $1.2 million and $2.7 million, respectively, primarily related to R&D expenses. The $1.2 million of restructuring expenses recognized for the three months ended June 30, 2023 was classified as non-cash expenses and was related to a loss on sale of R&D laboratory equipment. The R&D laboratory equipment sold had a carrying value of $2.7 million, and the sale generated net cash proceeds of $1.5 million.

Of the total $2.7 million incurred for the six months ended June 30, 2023, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which were primarily related to the modification of equity-based awards for employees affected by the reduction in headcount and a loss of the sale of R&D laboratory equipment. The Company does not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions.

As a result of the broader corporate restructuring announcement in September 2021 (the “2021 Restructuring”) for the three and six months ended June 30, 2022, the Company incurred restructuring and related expenses of $3.0 million and $12.3 million, respectively. Of the $3.0 million incurred for the three months ended June 30, 2022, $1.0 million was related to R&D expenses and $2.0 million was related to selling, general and administrative expenses. Of the $12.3 million incurred for the six months ended June 30, 2022, $5.7 million was related to R&D expenses and $6.6 million was related to selling, general and administrative expenses. Of the total $12.3 million incurred for the six months ended June 30, 2022, cash-related expenses were $6.0 million and non-cash expenses were $6.3 million which were primarily related to the modification of equity-based awards for employees affected by the 2021 Restructuring and certain related awards for other employees.

Selected information relating to accrued cash-related restructuring expenses from the recently announced 2023 Strategic Actions was as follows:

(In thousands)
Balance at December 31, 2022	$—
Net accruals	1,188

Cash paid	(1,174)
Balance at June 30, 2023	$14

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

In March 2023, the Company placed approximately 42,000 square feet of its vacant office and laboratory space in South San Francisco (“Sublease Assets”) on the market for sublease. The Company’s impairment evaluation process for the Sublease Assets consisted of comparing the estimated undiscounted future sublease income of the Sublease Assets to its carrying value. The Company estimated the sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which the Company evaluated using recent sublease negotiations and current local subleasing trends. Based on its evaluation, the Company determined that its estimated sublease income exceeded the Sublease Assets’ carrying value, and as a result, the Company did not recognize an impairment charge as of June 30, 2023. The Company will continue to update its sublease cash flow estimates based on changes in market conditions, and the Company may record a non-cash impairment charge in future periods as these estimates change.

11. Commitments and Contingencies

Legal Proceedings

In January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision.

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

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Ampreloxetine, our late-stage investigational norepinephrine reuptake inhibitor in development for symptomatic neurogenic orthostatic hypotension, has the potential to be a first in class therapy effective in treating a constellation of cardinal symptoms in multiple system atrophy patients. We are committed to creating and driving shareholder value.

2023 Strategic Actions

On February 27, 2023, we announced additional strategic actions (the “2023 Strategic Actions”) to sharpen the Company’s focus and further deliver on its commitment to create shareholder value. The following represents an update on the 2023 Strategic Actions:

●	Capital Return Program increased to $325.0 million – In February 2023, our board of directors authorized a

$75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the six months ended June 30, 2023, we repurchased 12.44 million shares on the open market at a weighted average cost of $10.90 per share for an aggregate cost of $135.6 million, excluding fees and expenses. Since inception of the capital return program through June 30, 2023, we repurchased $263.8 million of shares, and as of June 30, 2023, the Company has approximately $61.2 million remaining in the capital return program which is expected to be completed by the end of 2023.

●	Discontinued investment in research – In February 2023, we announced that we discontinued our research activities, including the inhaled Janus kinase (JAK) inhibitor program, and prioritized our R&D resources toward the ampreloxetine Phase 3 study and completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study. As a result of halting further investment in research activities, our headcount was reduced by approximately 17% in March 2023. We also plan to seek a partnership to continue progression of our inhaled JAK inhibitor program.

As a result of our discontinued investment in research activities, for the six months ended June 30, 2023, we incurred restructuring and related expenses of $2.7 million primarily related to R&D expenses. Of the total $2.7 million, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which were primarily related to the modification of equity-based awards for employees affected by the reduction in headcount and a loss on sale of R&D laboratory equipment. We do not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions.

●	Additional independent directors to the board and governance changes – In February 2023 and April 2023, we appointed two new independent directors as part of our ongoing commitment to board composition refreshment. In addition, we put forth a proposal to declassify the board of the directors over time which was approved at our May 2023 Annual General Meeting of Shareholders.

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

Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. In addition, in 2019 we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan, and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. In

March 2020, we earned a $1.5 million development milestone for the acceptance of a clinical trial application associated with the use of revefenacin monotherapy in China and adjacent territories. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI.

Under the terms of the Viatris Agreement, as amended, as of June 30, 2023, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of net sales and $10.0 million relates to regulatory actions in the EU. We are also eligible to receive additional potential development and sales milestones totaling $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories.

In August 2021, we announced that in collaboration with our partner Viatris, we were initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either revefenacin (YUPELRI) delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients. In the future, this study could also be used to support promotional efforts for YUPELRI, which could aid in the capture of more of YUPELRI’s addressable market and further strengthen its competitive advantage. We have agreed to pay 35% of the Phase 4 study costs, and Viatris has agreed to pay 65% of the Phase 4 study costs. In January 2022, we announced the enrollment of the first patient in the Phase 4 study.

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$55,038	$49,077	$5,961	12%	$101,993	$92,743	$9,250	10%
YUPELRI net sales (Theravance Biopharma implied 35%)	19,263	17,177	2,086	12	35,697	32,460	3,237	10

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

Based on positive results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in study in early 2019. The Phase 3 program consisted of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and MSA patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of the same patient group’s response to ampreloxetine. The protocol for the pivotal studies stipulated an enrollment threshold of 40% MSA patients based on the hypothesis ampreloxetine would work the best in patients with MSA because they have more intact nerves on which ampreloxetine can exert its effect, relative to the other patient types in the study. The third, non-pivotal study (OAK), was a three and half year long-term extension study.

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to an NDA filing with one additional Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. This Phase 3 study was initiated in the first quarter of 2023, and the study is currently open to recruitment. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

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

Out-Licensed Programs

Skin-selective Pan-JAK inhibitor Program

In December 2019, we entered into a global license agreement with Pfizer Inc. (“Pfizer”) for our preclinical skin-selective, locally acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure. Under the Pfizer Agreement, Pfizer has an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. We received an upfront cash payment of $10.0 million in 2019, and in March 2022, we received a $2.5 million development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program. In June 2023, we received notice from Pfizer terminating the Pfizer Agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program will be returned to us.

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

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US, European Union (“EU”), and other countries for the long-term, once-daily, maintenance treatment of patients with COPD. Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK has obtained approval for the asthma indication in ten additional markets. TRELEGY is currently expected to generate global peak sales of $3.7 billion annually according to consensus estimates. Over the past three years, TRELEGY has shown substantial growth, with global net sales increasing annually from $661.4 million in 2019 to $2.1 billion in 2022.

See “Risk Factors—We do not control the commercialization of TRELEGY; accordingly, our receipt of Milestone Payments and receipt of the value we currently anticipate from the Outer Years Royalty will depend on, among other factors, GSK’s ability to further commercialize TRELEGY” for additional information.

Development Projects

Our development projects are prioritized by those with the highest expected potential value. Our enhanced focus remains on near-term value opportunities which include completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study and conducting our ampreloxetine Phase 3 study (CYPRESS). In February 2023, we announced the decision to discontinue research activities including our inhaled JAK program, including nezulcitinib, a nebulized, lung-selective JAK inhibitor positioned for the treatment of acute and chronic lung diseases.

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

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$55,038	$49,077	$5,961	12%	$101,993	$92,743	$9,250	10%
YUPELRI net sales (Theravance Biopharma implied 35%)	19,263	17,177	2,086	12	35,697	32,460	3,237	10

Our recognized revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Viatris collaboration agreement	$13,743	$10,878	$2,865	26%	$24,154	$21,565	$2,589	12%
Collaboration revenue	6	172	(166)	(97)	12	181	(169)	(93)
Licensing revenue	—	—	—	—	—	2,500	(2,500)	NM
Total revenue	$13,749	$11,050	$2,699	24%	$24,166	$24,246	$(80)	(0)%

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

For the three and six months ended June 30, 2023, we recognized $13.7 million and $24.2 million, respectively, in revenue from the Viatris collaboration agreement which represented the receivables due from Viatris related to YUPELRI. Our Viatris collaboration agreement revenue increased by 26% and 12% for the three and six months ended June 30, 2023, respectively, compared to the prior year periods driven primarily by an increase in net sales. In the second quarter of 2023, YUPELRI continued to increase its share of the long-acting nebulized COPD market in both the hospital and outpatient settings and continued to be profitable for us on a brand basis.

Licensing revenue was $2.5 million for the six months ended June 30, 2022 and was related to a non-recurring development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program. We did not recognize any licensing revenue for the three months ended June 30, 2022 and for the three and six months ended June 30, 2023. In June 2023, we received notice from Pfizer terminating the Pfizer licensing agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program will be returned to us.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Employee-related	$2,758	$3,968	$(1,210)	(30)%	$7,135	$10,231	$(3,096)	(30)%
Share-based compensation	1,855	2,909	(1,054)	(36)	4,297	7,439	(3,142)	(42)
External-related	3,656	4,784	(1,128)	(24)	8,983	12,030	(3,047)	(25)
Facilities, depreciation, and other allocated expenses	1,156	3,263	(2,107)	(65)	3,582	8,477	(4,895)	(58)
Total research & development	$9,425	$14,924	$(5,499)	(37)%	$23,997	$38,177	$(14,180)	(37)%

R&D expenses decreased by $5.5 million and $14.2 million for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The decreases were across all R&D categories and were primarily driven by our (i) 2023 Strategic Actions announced in February 2023 which included the discontinuation of investment in our research activities and (ii) broader corporate restructuring announced in September 2021 (the “2021 Restructuring”). The $1.1 million and $3.0 million decreases in external-related expenses for the three and six months ended June 30, 2023, respectively, were primarily due to the completion of expenses related to the izencitinib program and other discontinued programs which were partially offset by expenses incurred in 2023 associated with the new ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH and the continued progression of the YUPELRI Phase 4 study (PIFR-2).

R&D expenses directly attributed to the 2023 Strategic Actions and the 2021 Restructuring are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.9 million and $3.7 million for three and six months ended June 30, 2023, respectively, and $1.5 million and $3.1 million for three and six months ended June 30, 2022, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative	$19,278	$16,222	$3,056	19%	$38,461	$34,064	$4,397	13%

Selling, general and administrative expenses increased by $3.1 million and $4.4 million for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The increases were primarily due to increases in external-related expenses of $2.1 million and $4.4 million for the three and six months ended June 30, 2023, respectively, compared to the prior year periods.

Selling, general and administrative expenses that were directly attributed to the 2023 Strategic Actions and the 2021 Restructuring are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to selling, general and administrative expenses was $4.4 million and $8.6 million for the three and six months ended June 30, 2023, respectively, and $5.0 million and $10.5 million for the three and six months ended June 30, 2022, respectively.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Restructuring and related expenses	$1,169	$1,235	$(66)	(5)%	$2,743	$6,042	$(3,299)	(55)%
Share-based compensation expense (non-cash)	—	1,770	(1,770)	NM	—	6,287	(6,287)	NM
Total restructuring and related expenses	$1,169	$3,005	$(1,836)	(61)%	$2,743	$12,329	$(9,586)	(78)%

NM: Not Meaningful

Restructuring and related expenses decreased by $1.8 million and $9.6 million for the three and six months ended June 30, 2023, respectively, compared to the prior year periods. The year-over-year decreases were primarily attributed to a smaller reduction in workforce related to the 2023 Strategic Actions compared to the much larger reduction in workforce related to the 2021 Restructuring. The $1.2 million in restructuring expenses in the second quarter of 2023 was due to the loss from the sale of lab equipment associated with the 2023 Strategic Actions that also generated net cash proceeds of $1.5 million.

Restructuring and related expenses were primarily comprised of one-time severance payments, employee-related separation costs, loss on sale of property and equipment, and other restructuring-related expenses. The $2.7 million in restructuring and related expenses recognized during the six months ended June, 30 2023 was attributed to the 2023 Strategic Actions as the 2021 Restructuring was fully recognized by the third quarter of 2022. The restructuring and related expenses related to the 2023 Strategic Actions were comprised almost entirely of R&D expenses. Cash-related expenses and non-cash related expenses associated with the 2023 Strategic Actions were $1.2 million and $1.5 million for the six months ended June 30, 2023, respectively. We do not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions.

Interest Expense

Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%		2023	2022	$	%
Ampreloxetine royalty contingency (non-cash)	$(568)	$—	$(568)	NM	%	$(1,118)	$—	$(1,118)	NM	%
3.25% Convertible senior notes due 2023	—	(2,137)	2,137	NM		—	(4,274)	4,274	NM
Total interest expense	$(568)	$(2,137)	$1,569	(73)%		$(1,118)	$(4,274)	$3,156	(74)%

NM: Not Meaningful

Interest expense, related to continuing operations, was $0.6 million and $1.1 million for the three and six months ended June 30, 2023, respectively, compared to $2.1 million and $4.3 million for prior year periods. The $1.6 million and $3.2 million decreases in interest expense for the respective periods were due to the retirement of our 3.25% convertible senior notes in August 2022 which was partially offset by the non-cash interest expense associated with the $25.0 million funding for ampreloxetine received from Royalty Pharma in July 2022. We do not anticipate having any cash interest expense in the foreseeable future.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Interest income and other income (expense), net	$2,504	$2,440	$64	3%	$5,483	$2,065	$3,418	166%

Interest income and other income (expense), net, was relatively flat for the three months ended June 30, 2023. Although higher investment yields generated additional interest income for the three months ended June 30, 2023, the increase compared to the prior year period was offset by a net gain of $2.7 million from the sale of velusetrag to Alfasigma S.p.A in June 2022.

Interest income and other income (expense), net, increased by $3.4 million for the six months ended June 30, 2023 compared to the prior year period. The $3.4 million increase was primarily due to (i) higher interest income related to an increase in investment yields and (ii) higher investment balances resulting from cash proceeds received from the TRELEGY Royalty Transaction in July 2022 which were also partially offset by the $2.7 million net gain sale from the sale of velusetrag to Alfasigma S.p.A. in June 2022.

Provision for Income Tax (Expense) Benefit – Continuing Operations

The provision for income tax (expense) benefit related to continuing operations, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%		2023	2022	$	%
Provision for income tax (expense) benefit - Continuing operations	$(1,458)	$5	$(1,463)	NM	%	$(1,063)	$(519)	$(544)	105%

NM: Not Meaningful

For the six months ended June 30, 2023, the provision for income tax expense was $1.1 million compared to $0.5 million for the prior year period. Although we incurred net operating losses on a consolidated basis in 2022 and 2023, the provision for income taxes was due to uncertain tax positions taken with respect to transfer pricing in 2022 and 2023.

Net Income from Discontinued Operations

Net income from discontinued operations, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2023	2022	$	%		2023	2022	$	%
Net income from discontinued operations	$—	$14,602	$(14,602)	NM	%	$—	$28,915	$(28,915)	NM	%

NM: Not Meaningful

The TRELEGY Royalty Transaction, completed in July 2022, resulted in (i) income from our investment in TRC; (ii) interest expense related to our non-recourse 2035 notes; and (iii) the net gain from the sale of our equity interests in TRC for the prior year periods above to be reclassified as net income from discontinued operations. We did not recognize any net income from activities related to discontinued operations for the three and six months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2023, we had approximately $167.5 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and a streamlined balance sheet with no long-term debt.

2023 Strategic Actions

As discussed above, in February 2023, we announced strategic actions to sharpen the Company’s focus and further deliver on its commitment to create shareholder value. The strategic actions included a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the six months ended June 30, 2023, we repurchased 12.44 million shares on the open market at a weighted average cost of $10.90 per share for an aggregate cost of $135.6 million, excluding fees and expenses. Since inception of the capital return program through June 30, 2023, we have repurchased $263.8 million of shares. We have approximately $61.2 million remaining in the capital return program, as of June 30, 2023, which is expected to be completed by the end of 2023.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, COVID-19, clinical program outcomes, whether, when and on what terms we are able to enter into new collaboration arrangements, expenses being higher than anticipated, the sales levels of our approved product, unplanned expenses, and the need to satisfy contingent liabilities, including tax, litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our capital return program and our operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022	Change
Net cash used in operating activities	$(23,657)	$(40,799)	$17,142
Net cash (used in) provided by investing activities	(31,999)	39,439	(71,438)
Net cash used in financing activities	(136,920)	(1,308)	(135,612)

Net cash flows used in operating activities

Net cash used in operating activities was $23.7 million for the six months ended June 30, 2023, consisting of a net loss of $37.7 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $17.7 million and a net decrease in cash resulting from changes in operating assets and liabilities of $3.6 million.

Net cash used in operating activities from continuing operations was $40.4 million for the six months ended June 30, 2022, consisting of a net loss of $63.1 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $24.6 million and a net decrease in cash resulting from changes in operating assets and liabilities of $2.0 million. Net cash used in operating activities from discontinued operations was $0.4 million was related to TRELEGY Royalty Transaction that was completed in July 2022.

Net cash flows (used in) provided by investing activities

Net cash used in investing activities was $32.0 million for the six months ended June 30, 2023, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $31.7 million and cash outflows from the net purchase and sale of property and equipment of $0.3 million.

Net cash provided by investing activities was $39.4 million for the six months ended June 30, 2022, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $37.9 million and cash inflows from the sale property and equipment of $1.9 million.

Net cash flows used in financing activities

Net cash used in financing activities was $136.9 million for the six months ended June 30, 2023, consisting of $135.9 million of cash outflows related to the repurchase of ordinary shares as part of our capital return program, $1.5 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations, and $0.5 million of cash inflows related to the sale of shares through our employee share purchase program (“ESPP”).

Net cash used in financing activities was $1.3 million for the six months ended June 30, 2022, consisting of $1.8 million in cash outflows used for the repurchase of shares to satisfy tax withholding obligations and partially offset by $0.5 million of cash inflows related to the sale of shares through our ESPP.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2023. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Market and Performance-Contingent Awards

We periodically grant market-based and performance-contingent share-based awards to our employees. For the three months ended June 30, 2023, no such market-based restricted share units (“RSUs”) were granted, and for the six months ended June 30, 2023, we granted 165,000 of such RSUs. The 165,000 RSUs had a fair value of $1.4 million that vest upon our ordinary shares meeting certain market-based price targets followed by a service period. The fair value of these market-based RSUs is being recognized through February 2027. For the three and six months ended June 30, 2023, we recognized $0.2 million and $0.3 million, respectively, of share-based compensation expense related to the awards.

For the three months ended June 30, 2023, we did not grant any performance-contingent RSUs, and for the six months ended June 30, 2023, we granted 367,000 performance-contingent RSUs, with a fair value of $3.7 million with performance vesting dates through February 2026. As of June 30, 2023, we concluded that the achievement of these performance vesting criteria was not probable, and no expense has been recognized related to these awards. However, if it were determined in a future period that achievement of these performance criteria is probable, we would recognize a cumulative catch-up of expense.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of June 30, 2023, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 20, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in the FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision. Please also see “Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts” of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

The risks described below and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings with the SEC are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since 1997. We are currently approaching non-GAAP profitability; however, we may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three and six months ended June 30, 2023, we recognized net losses of $15.6 million and $37.7 million, respectively. Although we recognized $872.1 million of net income for year ended December 31, 2022, which results were largely driven by net income from discontinued operations following the one-time TRELEGY Royalty Transaction, we recognized $92.8 million in net losses from continuing operations during the same period. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $891.6 million as of June 30, 2023. Despite the fact that we are approaching non-GAAP profitability, we may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing into and through later stage clinical studies without a partner and which we may prepare to commercialize. In addition, we may invest strategically in our research efforts to continue to support our development pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding. Our operating expenses also will increase if, among other things:

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

While we are generating revenues and income from sales of YUPELRI, our economic and royalty interests, and payments under collaboration agreements, we may not generate significant profit in the near future. We could fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products, and do so with desired margins, our expenses will continue to exceed any revenues we may receive in the future.

Our new strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the sales levels of our approved product, unplanned expenses, clinical program outcomes, expenses being higher than anticipated, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities. Our ability to reach, and the time required to reach, and then to sustain, profitability is uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable would adversely affect the price of our securities and our ability to continue operations as planned.

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

Product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. In addition, we have voluntarily undertaken post-marketing studies with respect to YUPELRI. The commencement and completion of clinical studies for our product candidates, including ampreloxetine, and product may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of effectiveness of product candidates during clinical studies;

●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidates or their formulation into medicines;

●	unfavorable study data or unfavorable interpretations of data among the FDA and foreign regulatory authorities;

●	insufficient capital to continue our development programs;

●	inability to enter into partnering arrangements relating to the development and commercialization of our programs and product candidates or partner decisions not to maintain a partnership with us;

●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;

●	competitive clinical trials;

●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;

●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines;

●	challenges related to the COVID-19 pandemic, including with recruitment and/or progressing patients through studies;

●	failure of any partners to advance our product candidates through clinical development;

●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities;

●	new clinical trial regulations in the European Union; and

●	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In December 2019, we entered into a License Agreement with Pfizer Inc. (“Pfizer”). Under the license agreement, we provided Pfizer with an exclusive global license to develop, manufacture and commercialize compounds from our preclinical program for skin-targeted, locally-acting pan-Janus kinase (JAK) inhibitors that can be rapidly metabolized. In connection with these agreements, these parties have certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

Our partners may not fulfill their obligations under these agreements, and, in certain circumstances, they or we may terminate our partnership with them. For example, in June 2023, we received notice from Pfizer terminating the Pfizer Agreement, effective as of October 7, 2023. We may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product or product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of products and product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the products and product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing products and product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

There is a single source of supply for our product candidates and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We depend on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers for clinical study purposes and we depend on third party suppliers for warehousing and storage of our existing API and drug product. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. In addition, there is a single supplier of YUPELRI API, a single supplier of YUPELRI drug product and YUPELRI is warehoused in a single facility. If, for any reason, any of these third-party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. For example, while we have not been directly or indirectly materially impacted, manufacturers and warehousing suppliers are periodically impacted by natural disasters, accidents, labor disputes, labor shortages, regulatory actions, public healthy emergencies and geopolitical factors. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies or prevent us from developing our product candidates in a cost-effective manner or on a timely basis or adversely impact YUPELRI sales. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

Our manufacturing strategy presents the following additional risks:

●	because of the complex nature of many of our compounds, our manufacturers may not be able to successfully manufacture our APIs and/or drug products in a cost-effective and/or timely manner and changing manufacturers for our APIs or drug products could involve lengthy technology transfer, validation and regulatory qualification activities for the new manufacturer;

●	the processes required to manufacture certain of our APIs and drug products are specialized and available only from a limited number of third-party manufacturers;

●	the availability of specialized materials needed to manufacture our APIs and drug products or YUPELRI;

●	because some of the third-party manufacturers are located in numerous locations outside of the US, and we are conducting global clinical trials there may be difficulties in shipping and importing and exporting our APIs and drug products or their components globally.

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

We have a collaboration with Viatris for the development and commercialization of a nebulized formulation of revefenacin, which is a LAMA compound (including YUPELRI). In addition, we plan to seek a partnership to continue progression of our inhaled JAK inhibitor program. Additional collaborations, if any, may be needed to progress additional programs and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any of our product candidates that receive regulatory approval in the future and are not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

Sales momentum was affected by COVID-19 and may continue to be in the future. We market YUPELRI in the hospital setting and to pulmonologists, whose practices were, and may be in the future, impacted by the pandemic or future respiratory pandemics. Customer orders or new patient use of YUPELRI may decline or fail to grow as a result of, among other things, a shift in our marketing efforts, increased workload of healthcare providers, staffing challenges at hospitals, and the impact of any concerns regarding nebulization in COVID-19 positive patients.

Challenges to the conduct of clinical trials may continue to arise due to the COVID-19 pandemic from site closures, site staffing shortages, potential interruptions to the supply chain for investigational products, or other considerations if site personnel or trial participants become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures.

If significant portions of our workforce, and particularly our field-based teams, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic or other health emergencies, our operations will be impacted. The COVID-19 pandemic or other health emergencies could limit the ability of our customers, suppliers and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. Even now that the COVID-19 pandemic has largely subsided, we may continue to experience an adverse impact to our business as a result of its global economic impacts.

Global economic, political, and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to current global economic challenges, hostilities in Ukraine, the COVID-19 pandemic and other health emergencies, the United Kingdom’s (“UK”) withdrawal from the EU (often referred to as “Brexit”), inflation, instability in the US banking sector and other disruptions to global and regional economies and markets.

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

Our operations also depend upon favorable trade relations between the US and those foreign countries, including China, in which our materials suppliers have operations. A protectionist trade environment in either the US or those foreign countries in which we do business, such as a change in the current tariff structures, export compliance or other trade policies, may materially and adversely affect our operations.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months, even assuming that we draw on such resources to repurchase the remaining approximately $61.2 million (as of June 30, 2023) of our ordinary shares authorized under our share repurchase program. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The Restructuring was completed during the third quarter of 2022 and we and announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of June 30, 2023, we had cash, cash equivalents and marketable securities of $167.5 million.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2023, we owned a total of 235 issued US patents and 1,385 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

Legal mechanisms to allow for the transfer of personal data from the EEA or UK to the US may impact our ability to transfer personal data or otherwise may cause us to incur significant costs to do so legally. On July 16, 2020, the European Court of Justice ruled that the Privacy Shield is an invalid data transfer mechanism and confirmed that the Standard Contractual Clauses remain valid. If companies are relying on the Standard Contractual Clauses as their transfer mechanism to transfer personal information from the EEA to the US (or to other jurisdictions not recognized as adequate by the EU), they must be incorporated into new and existing agreements within prescribed timeframes. The UK adopted versions of their own SCCs. Updating agreements to incorporate these new SCCs for the EEA and UK may require significant time and resources to implement, including through adjusting our operations, conducting requisite data transfer assessments, and revising our contracts. Companies that have not taken steps to demonstrate that their SCCs and personal data recipients in the US or other non-adequate jurisdictions are suitable to receive the personal data may be subject to enforcement actions by competent authorities in the EU for failure to comply with related data privacy rules.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program and establishes Part B and Part D inflation rebates. The IRA also creates a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Whether any of our products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. Ampreloxetine received an orphan drug designation from the FDA, which should mean it will not be selected for negotiation; however, our understanding of whether and when our products are likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. These or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing.

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

For example, in February 2023, Irenic Capital Management LP released a public letter communicating its opinions regarding actions that it believes we should take and made public statements critical of our board of directors and management. Irenic may continue to make and/or other activist shareholders may make such public communications in the future.

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

Based solely on our review of publicly available filings, as of June 30, 2023, our three largest shareholders collectively owned 40.8% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares. The beneficial ownership percentage of any of our shareholders would increase if they do not participate in our ongoing open market purchase program.

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

Our constitutional documents include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change-of-control transactions, including, among other things, provisions that:

●	require supermajority shareholder voting to effect certain amendments to our amended and restated memorandum and articles of association;

●	maintain a classified board of directors until our annual general meeting in 2026;

●	restrict our shareholders from calling meetings or acting by written consent in lieu of a meeting;

●	limit the ability of our shareholders to propose actions at duly convened meetings; and

●	authorize our board of directors, without action by our shareholders, to issue preferred shares and additional ordinary shares.

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

We have never declared or paid cash dividends on our capital shares. In September 2022, however, our board of directors authorized a $250.0 million capital return program. On February 27, 2023, we announced that our board of directors had authorized an increase of $75.0 million to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of June 30, 2023, we had repurchased $263.8 million of shares, and we had approximately $61.2 million remaining in the capital return program which is expected to be completed by the end of 2023. There is no guarantee that any of the remaining approximately $61.2 million of our ongoing $325.0 million capital return program will be spent or that this overall capital return program will be fully implemented on a timely basis or at all or that shareholders will participate at the rates they expect. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our ordinary shares less attractive to investors.

As of June 30, 2023, we qualified as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports.

We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our ordinary shares held by non-affiliates, or our public float, is less than $250.0 million; or (ii) we have annual revenues less than $100.0 million and either we have no public float or our public float is less than $700.0 million.

If we take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our ordinary shares less attractive, which may result in a less active trading market for our common stock and greater stock price volatility. For so long as we are a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On September 19, 2022, we announced that our board of directors had approved a $250.0 million capital return program. Furthermore, on February 27, 2023, we announced that our board of directors had authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of June 30, 2023, we had repurchased $263.8 million of shares, and we have approximately $61.2 million remaining in the capital return program which is expected to be completed by the end of 2023.

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2023. All shares purchased to date under the capital return program were cancelled and ceased to be outstanding.

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number	Weighted	as Part of Publicly	Purchased Under the
	of Shares	Average Price	Announced Plans	Plans or Programs
Period	Purchased	Per Share (1)	or Programs	(in thousands)
April 1, 2023 to April 30, 2023	2,834,088	$11.26	2,834,088	$109,747	(2)
May 1, 2023 to May 31, 2023	2,860,878	11.06	2,860,878	78,093	(2)
June 1, 2023 to June 30, 2023	1,588,500	10.64	1,588,500	61,193	(2)
Total	7,283,466	$11.05	7,283,466	$61,193	(2)
(1)	The weighted average price paid per ordinary share does not include the cost of commissions.
(2)	Gives effect to the $75.0 million increase in the size of our capital return program announced on February 27, 2023.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

3.1	Amended Memorandum and Articles of Association of Theravance Biopharma, Inc.		8-K	May 3, 2023

10.1+	Amended and Restated 2013 Equity Incentive Plan of Theravance Biopharma, Inc.		8-K	May 3, 2023

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2023, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: August 9, 2023	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)