Form 10-Q
period 2023-09-30
Theravance Biopharma, Inc.
filed 2023-11-09
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the number of the registrant’s outstanding ordinary shares was 49,797,866.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$71,685	$298,172
Short-term marketable securities	62,318	29,312
Receivables from collaborative arrangements	17,057	16,785
Prepaid clinical and development services	1,634	1,513
Other prepaid and current assets	8,996	7,682
Total current assets	161,690	353,464
Property and equipment, net	9,288	11,875
Operating lease assets	37,576	40,126
Future contingent milestone and royalty assets	194,200	194,200
Restricted cash	836	836
Other assets	10,000	6,899
Total assets	$413,590	$607,400

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,368	$1,554
Accrued personnel-related expenses	6,578	10,314
Accrued clinical and development expenses	3,272	4,932
Accrued general and administrative expenses	1,903	4,020
Operating lease liabilities	9,713	6,753
Deferred revenue	24	24
Other accrued liabilities	1,510	1,118
Total current liabilities	25,368	28,715
Long-term operating lease liabilities	41,118	45,407
Future royalty payment contingency	27,165	25,438
Long-term deferred revenue	175	192
Unrecognized tax benefits	65,955	64,191
Other long-term liabilities	7,679	1,657
Commitments and contingencies

Shareholders’ Equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 50,819 and 65,227 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	1,146,948	1,295,725
Accumulated other comprehensive loss	(225)	(15)
Accumulated deficit	(900,594)	(853,911)
Total shareholders’ equity	246,130	441,800
Total liabilities and shareholders’ equity	$413,590	$607,400

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue:
Viatris collaboration agreement	$15,687	$12,445	$39,841	$34,010
Collaboration revenue	6	6	18	187
Licensing revenue	—	—	—	2,500
Total revenue	15,693	12,451	39,859	36,697

Expenses:
Research and development (1)	8,311	9,867	32,308	48,044
Selling, general and administrative (1)	16,142	16,277	54,603	50,341
Restructuring and related expenses (1)	—	509	2,743	12,838
Total expenses	24,453	26,653	89,654	111,223

Loss from operations	(8,760)	(14,202)	(49,795)	(74,526)
Interest expense (2)	(609)	(1,545)	(1,727)	(5,819)
Loss on extinguishment of debt	—	(3,034)	—	(3,034)
Interest income and other income (expense), net	1,786	2,758	7,269	4,823
Loss from continuing operations before income taxes	(7,583)	(16,023)	(44,253)	(78,556)
Provision for income tax expense	(1,367)	—	(2,430)	(12)
Net loss from continuing operations	(8,950)	(16,023)	(46,683)	(78,568)

Income from discontinued operations before income taxes	—	1,115,016	—	1,143,930
Provision for income tax expense	—	(182,362)	—	(182,868)
Net income from discontinued operations	—	932,654	—	961,062

Net income (loss)	$(8,950)	$916,631	$(46,683)	$882,494

Net unrealized gain (loss) on available-for-sale investments	61	(76)	(210)	(121)
Total comprehensive income (loss)	$(8,889)	$916,555	$(46,893)	$882,373

Net income (loss) per share:
Continuing operations - basic and diluted	$(0.17)	$(0.21)	$(0.81)	$(1.04)
Discontinued operations - basic and diluted	$—	$12.35	$—	$12.70
Net income (loss) - basic and diluted	$(0.17)	$12.14	$(0.81)	$11.66

Shares used to compute basic and diluted net income (loss) per share	52,361	75,515	57,287	75,678
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Research and development	$2,004	$2,623	$6,301	$10,062
Selling, general and administrative	4,258	5,196	12,890	15,724
Restructuring and related expenses	—	711	356	6,998
Total share-based compensation expense	$6,262	$8,530	$19,547	$32,784

(2)	Interest expense for the three and nine months ended September 30, 2023 was comprised of non-cash interest expense only.

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at June 30, 2023	53,694	$1	$1,172,090	$(286)	$(891,644)	$280,161
Repurchase of ordinary shares, net of transaction costs	(3,178)	—	(30,891)	—	—	(30,891)
Proceeds from ESPP purchases	—	—	(1)	—	—	(1)
Employee share-based compensation expense	—	—	6,262	—	—	6,262
Issuance of restricted shares	356	—	—	—	—	—
Option exercises	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(53)	—	(512)	—	—	(512)
Net unrealized gain on marketable securities	—	—	—	61	—	61
Net loss	—	—	—	—	(8,950)	(8,950)
Balances at September 30, 2023	50,819	$1	$1,146,948	$(225)	$(900,594)	$246,130

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(15,619)	—	(166,787)	—	—	(166,787)
Proceeds from ESPP purchases	63	—	445	—	—	445
Employee share-based compensation expense	—	—	19,547	—	—	19,547
Issuance of restricted shares	1,337	—	—	—	—	—
Option exercises	—	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(189)	—	(1,982)	—	—	(1,982)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(46,683)	(46,683)
Balances at September 30, 2023	50,819	$1	$1,146,948	$(225)	$(900,594)	$246,130

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at June 30, 2022	76,427	$1	$1,410,415	$(45)	$(1,760,180)	$(349,809)
Repurchase of ordinary shares	(9,645)	—	(94,037)	—	—	(94,037)
Proceeds from ESPP purchases	—	—	1	—	—	1
Employee share-based compensation expense	—	—	8,530	—	—	8,530
Issuance of restricted shares	655	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(71)	—	(662)	—	—	(662)
Net unrealized loss on marketable securities	—	—	—	(76)	—	(76)
Net income	—	—	—	—	916,631	916,631
Balances at September 30, 2022	67,366	$1	$1,324,247	$(121)	$(843,549)	$480,578

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Repurchase of ordinary shares	(9,645)	—	(94,037)	—	—	(94,037)
Proceeds from ESPP purchases	72	—	488	—	—	488
Employee share-based compensation expense	—	—	32,784	—	—	32,784
Issuance of restricted shares	2,764	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(260)	—	(2,457)	—	—	(2,457)
Net unrealized loss on marketable securities	—	—	—	(121)	—	(121)
Net income	—	—	—	—	882,494	882,494
Balances at September 30, 2022	67,366	$1	$1,324,247	$(121)	$(843,549)	$480,578

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net (loss) income	$(46,683)	$882,494
Less: Net income from discontinued operations	—	(961,062)
Net loss from continuing operations	(46,683)	(78,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,609	3,057
Amortization and accretion income, net	(1,494)	(342)
Future royalty payment contingency interest accretion	1,727	424
Share-based compensation	19,547	32,784
Gain on sale of Velusetrag	—	(2,709)
(Gain) loss on disposal of property and equipment	1,353	(96)
Amortization of right-of-use assets	2,724	2,284
Loss on extinguishment of debt	—	3,034
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	(272)	(49)
Prepaid clinical and development services	(121)	7,600
Other prepaid and current assets	(1,315)	(1,148)
Right-of-use lease assets	(173)	(2,587)
Other assets	3,309	(1,743)
Accounts payable	354	2,150
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(6,657)	(18,465)
Accrued interest payable	—	(1,246)
Deferred revenue	(17)	(186)
Operating lease liabilities	(1,329)	(1,111)
Other long-term liabilities	1,295	(421)
Net cash used in operating activities - continuing operations	(26,143)	(57,338)
Net cash used in operating activities - discontinued operations	—	(5,598)
Net cash used in operating activities	(26,143)	(62,936)

Investing activities
Purchases of property and equipment	(1,811)	(306)
Purchases of marketable securities	(134,534)	(93,260)
Maturities of marketable securities	31,435	108,700
Sale of short-term investments and marketable securities	71,377	5
Proceeds from the sale of Velusetrag	—	2,709
Proceeds from the sale of property and equipment	1,513	1,866
Net cash (used in) provided by investing activities - continuing operations	(32,020)	19,714
Net cash provided by investing activities - discontinued operations	—	1,095,134
Net cash (used in) provided by investing activities	(32,020)	1,114,848

Financing activities
Ordinary share repurchases	(166,787)	(94,037)
Proceeds from ampreloxetine funding, net	—	24,464
Principal payment on 2035 notes	—	(399,998)
Principal payment on 2023 notes	—	(231,605)
Proceeds from ESPP purchases	445	488
Repurchase of shares to satisfy tax withholding	(1,982)	(2,457)
Net cash used in financing activities - continuing operations	(168,324)	(703,145)
Net cash used in financing activities - discontinued operations	—	(20,189)
Net cash used in financing activities	(168,324)	(723,334)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(226,487)	328,578
Cash, cash equivalents, and restricted cash at beginning of period	299,008	90,796
Cash, cash equivalents, and restricted cash at end of period	$72,521	$419,374

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$22,244
Cash paid for income taxes, net	$14	$26

Supplemental disclosure of non-cash investing and financing activities
Recognition of tenant improvement allowance assigned to sublease	$6,490	$—

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

Basis of Presentation

The Company’s condensed consolidated financial information as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2022 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2023.

The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

On July 20, 2022, the Company completed a monetization of its ownership interests in a significant equity method investment which had a major effect on the Company’s financial results for the year ended December 31, 2022 (see “Note 7. Discontinued Operations”). In accordance with GAAP, the transaction was accounted for as a sale of a financial asset. For all periods presented, the results of the sale have been included as discontinued operations on these condensed consolidated financial statements. Certain prior year comparable operating expenses within the condensed consolidated statements of operations and comprehensive income (loss) have been reclassified as restructuring and related expenses. The reclassification had no effect on reported losses, total assets, or shareholders’ equity.

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

2. Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding for the period, excluding shares subject to repurchase and without consideration of potentially dilutive securities. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive ordinary shares outstanding for the period, which primarily consist of instruments issued and outstanding under the Company’s equity incentive and employee share purchase plans. Ordinary share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect unless the consideration of any one of them gives a dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(8,950)	$(16,023)	$(46,683)	$(78,568)
Net income from discontinued operations	—	932,654	—	961,062
Net income (loss)	$(8,950)	$916,631	(46,683)	882,494

Denominator:
Weighted-average ordinary shares outstanding	52,361	75,515	57,287	75,678
Less: weighted-average ordinary shares subject to forfeiture	—	—	—	—
Weighted-average ordinary shares outstanding - basic and diluted	52,361	75,515	57,287	75,678

Net income (loss) per share:
Continuing operations - basic and diluted	$(0.17)	$(0.21)	$(0.81)	$(1.04)
Discontinued operations - basic and diluted	$—	$12.35	$—	$12.70
Net income (loss) per share - basic and diluted	$(0.17)	$12.14	$(0.81)	$11.66

Anti-dilutive Securities

In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, if a company incurred a loss related to its continuing operations, then potential ordinary shares are considered anti-dilutive for the periods in which the loss was recognized. For the three and nine months ended September 30, 2023 and 2022, the Company recognized losses from continuing operations. As a result, the following ordinary equivalent shares were not included in the computation of diluted net loss per share for both continuing operations and discontinuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Share issuances under equity incentive plans and employee share purchase plan	3,459	5,036	3,972	7,137

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

As of September 30, 2023, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones totaling $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

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

Following the FDA approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the three and nine months ended September 30, 2023, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Viatris collaboration agreement - Amounts receivable from Viatris	$15,687	$12,445	$39,841	$34,010

While Viatris records total YUPELRI net sales within its own condensed consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared expenses, as presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
YUPELRI net sales (Theravance Biopharma implied 35%)	$20,414	$18,698	$56,111	$51,158

Other Collaborative Arrangement Revenues

The Company’s other collaborative arrangement revenues consisted of:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Viatris	$6	$6	$18	$18
Alfasigma	—	—	—	169
Total collaboration revenue	$6	$6	$18	$187

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Viatris	$1,340	$1,657	$5,041	$4,736

Revenue from Licensing Arrangements

Pfizer

In December 2019, the Company entered into a global license agreement with Pfizer Inc. (“Pfizer”) for its preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure. Under the Pfizer Agreement, Pfizer had an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. The Company received an upfront cash payment of $10.0 million in 2019, and for the nine months ended September 30, 2022, the Company recognized $2.5 million in licensing revenue related to a development milestone payment from Pfizer for the dosing of the first patient in the Phase 1 clinical trial. In June 2023, the Company received notice from Pfizer terminating the Pfizer Agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program was returned to the Company.

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,
(In thousands)	2023	2022
Cash and cash equivalents	$71,685	$418,538
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$72,521	$419,374

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities, if any, that are reported separately on the condensed consolidated balance sheets.

The decrease in cash and cash equivalents, compared to the prior year period, was primarily due the Company’s capital return program that was initiated in September 2022 (see Note 10. Strategic Actions for further information).

The Company periodically engages in foreign exchange transactions as a part of its operations. For the three and nine months ended September 30, 2023, the Company’s net realized and unrealized foreign currency gains were not material, and for the three and nine months ended September 30, 2022, the Company recognized net realized and unrealized foreign currency losses of $0.4 million and $1.5 million, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income (expense), net”.

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

Available-for-sale securities are summarized below:

		September 30, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,604	$—	$(94)	$29,510
US government agency securities	Level 2	4,385	—	(22)	4,363
Corporate notes	Level 2	28,554	—	(109)	28,445
Marketable securities		62,543	—	(225)	62,318
Money market funds	Level 1	58,575	—	—	58,575
Total		$121,118	$—	$(225)	$120,893

		December 31, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$24,873	$8	$—	$24,881
US government agency securities	Level 2	20,869	4	—	20,873
Commercial paper	Level 2	37,307	—	(27)	37,280
Marketable securities		83,049	12	(27)	83,034
Money market funds	Level 1	220,508	—	—	220,508
Total		$303,557	$12	$(27)	$303,542

As of September 30, 2023, all of the Company’s available-for-sale securities had contractual maturities within nine months, and the weighted-average maturity of marketable securities was approximately three months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and nine months ended September 30, 2023.

Available-for-sale debt securities with unrealized losses are summarized below:

	September 30, 2023
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$29,510	$(94)	$—	$—	$29,510	$(94)
US government agency securities	4,363	(22)	—	—	4,363	(22)
Corporate notes	28,445	(109)	—	—	28,445	(109)
Total	$62,318	$(225)	$—	$—	$62,318	$(225)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$37,280	$(27)	$—	$—	$37,280	$(27)
Total	$37,280	$(27)	$—	$—	$37,280	$(27)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of September 30, 2023.

As of September 30, 2023, the Company’s accumulated other comprehensive loss on its condensed consolidated balance sheets consisted of net unrealized losses on available-for-sale investments. For the nine months ended September 30, 2023, the Company sold marketable securities for total proceeds of $71.4 million. The sales were based on the specific identification method, and the realized net gain from the sale was immaterial. For the three months ended September 30, 2023, and for the three and nine months ended September 30, 2022, the Company did not sell any marketable securities.

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

The Company’s sublease income is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Sublease income	$2,090	$2,090	$6,270	$3,330

During the first quarter of 2023, the Company also recognized increases to other assets and other long-term liabilities of approximately $6.5 million for lessor tenant improvement allowances that have been assigned to its sublessees and are recognized over the term of the related sublease agreements.

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

The Contingent Consideration was initially fair valued at $194.2 million utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%. The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of September 30, 2023, there have been no indicators of impairment identified, and as a result, there have been no changes to the carrying value of the Contingent Consideration since its initial fair value in July 2022.

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

The results of discontinued operations consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Income from investments in TRC, LLC	$—	$—	$—	$53,237
Transaction-related legal expenses (prior to July 20, 2022)	—	—	—	(5,057)
Interest expense on 9.5% Non-recourse notes due 2035	—	(2,046)	—	(21,312)
Loss on extinguishment of debt	—	(24,022)	—	(24,022)
Net gain from sale of equity interests in TRC, LLC	—	1,141,084	—	1,141,084
Provision for income tax expense	—	(182,362)	—	(182,868)
Net income from discontinued operations	$—	$932,654	$—	$961,062

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In thousands)	2022	2022
Royalty revenue and gross profit	$—	$72,029
Income from continuing operations	—	71,693
Net income	—	62,632

8. Share-Based Compensation

Market and Performance-Contingent Awards

The Company periodically grants market-based performance-contingent share awards to employees. For the three months ended September 30, 2023, no such market-based restricted share units (“RSUs”) were granted, and for the nine months ended September 30, 2023, the Company granted 165,000 of such RSUs. The 165,000 RSUs had a fair value of $1.4 million that vest upon the Company’s ordinary shares meeting certain market-based price targets followed by a service period. The fair value of these market-based RSUs is being recognized through February 2027. For the three and nine months ended September 30, 2023, the Company recognized $0.2 million and $0.5 million, respectively, of share-based compensation expense related to the awards.

For the three months ended September 30, 2023, the Company did not grant any performance-contingent RSUs, and for the nine months ended September 30, 2023, the Company granted 367,000 of such RSUs. The 367,000 RSUs had a fair value of $3.7 million with performance vesting dates through February 2026. In September 2023, the Company concluded that 52,500 of the RSUs were probable of achievement, and as a result, the Company recognized $0.3 million of cumulative catch-up share-based compensation expense for the three and nine months ended September 30, 2023.

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

9. Income Taxes

For the three and nine months ended September 30, 2023, the Company recognized an income tax expense of $1.4 million and $2.4 million, respectively. Although the Company incurred net operating losses on a consolidated basis, the income tax expense for the nine months ended September 30, 2023 was primarily due to uncertain tax positions taken with respect to transfer pricing in 2023.

The Company's provision for income taxes during interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income (loss) (pre-tax income (loss) excluding unusual or infrequently occurring discrete items) for the reporting period. For the nine months ended September 30, 2023, and in accordance with paragraph 82 of FASB interpretation No. 18, "Accounting for Income Taxes in Interim Periods" ("FIN 18"), the Company computed its provision for income taxes based on the actual effective tax rate for the year-to-date period by applying the discrete method. As small changes in estimated ordinary income may result in a significant change in the estimated annual effective tax rate, the Company determined that the historical method would not provide a reliable estimate for the nine months ended September 30, 2023.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for federal purposes stemming from the effects of the TRC Transaction. As of September 30, 2023, the Company does not believe a valuation allowance should be re-established to offset it deferred tax assets for federal tax purposes. As of September 30, 2023, the Company continues to maintain a full valuation allowance on its California, other states, and foreign deferred tax assets.

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

10. Strategic Actions

In February 2023, the Company announced and has since largely completed the following strategic actions (the “2023 Strategic Actions”):

Capital Return Program Increase

The Company’s board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the three and nine months ended September 30, 2023, the Company repurchased 3.18 million shares and 15.62 million shares, respectively, on the open market at a weighted average cost of $9.70 per share and $10.65 per share, respectively. For the three and nine months ended September 30, 2023, the total aggregate cost of the repurchases, excluding fees and expenses, was $30.8 million and $166.4 million, respectively. Since the initiation of the capital return program in September 2022, the Company has repurchased $294.6 million of shares, as of September 30, 2023, and the Company had approximately $30.4 million remaining in the capital return program which is expected to be completed by the end of 2023. In October 2023, the Company repurchased an additional 1.02 million shares on the open market at a weighted average cost of $9.09 per share for a total aggregate cost of $9.3 million, excluding fees and expenses. The Company had approximately $21.1 million remaining in the capital return program, as of October 31, 2023.

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

As a result of the Company’s discontinued investment in research activities, the Company incurred restructuring and related expenses of $2.7 million for the nine months ended September 30, 2023, primarily related to R&D expenses. Of the total $2.7 million incurred for the nine months ended September 30, 2023, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which were primarily related to the loss on the sale of R&D laboratory equipment and the modification of equity-based awards for employees affected by the reduction in headcount. The R&D laboratory equipment sold had a carrying value of $2.7 million, and the sale generated net cash proceeds of $1.5 million. There were no restructuring and related expenses recognized for the three months ended September 30, 2023, and the Company does not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions.

As a result of the broader corporate restructuring announcement in September 2021 (the “2021 Restructuring”) for the three and nine months ended September 30, 2022, the Company incurred restructuring and related expenses of

$0.5 million and $12.8 million, respectively. Of the $0.5 million incurred for the three months ended September 30, 2022, $0.1 million was related to R&D expenses and $0.4 million was related to selling, general and administrative expenses. Of the $12.8 million incurred for the nine months ended September 30, 2022, $5.9 million was related to R&D expenses and $6.9 million was related to selling, general and administrative expenses. Of the total $12.8 million incurred for the nine months ended September 30, 2022, cash-related expenses were $5.8 million and non-cash expenses were $7.0 million which were primarily related to the modification of equity-based awards for employees affected by the 2021 Restructuring and certain related awards for other employees.

Selected information relating to accrued cash-related restructuring expenses from the recently announced 2023 Strategic Actions was as follows:

(In thousands)
Balance at December 31, 2022	$—
Net accruals	1,188
Cash paid	(1,188)
Balance at September 30, 2023	$—

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

In March 2023, the Company placed approximately 42,000 square feet of its vacant office and laboratory space in South San Francisco (“Sublease Assets”) on the market for sublease. The Company’s impairment evaluation process for the Sublease Assets consisted of comparing the estimated undiscounted future sublease income of the Sublease Assets to its carrying value. The Company estimated the sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which the Company evaluated using recent sublease negotiations and current local subleasing trends. While the Company has not yet completed a new sublease, based on its evaluation, the Company determined that the estimated undiscounted future sublease income exceeds the Sublease Assets’ carrying value, and as a result, the Company did not recognize an impairment charge as of September 30, 2023. The Company will continue to update its sublease cash flow estimates based on changes in market conditions, and the Company may record a non-cash impairment charge in future periods as these estimates change.

11. Commitments and Contingencies

Legal Proceedings

In January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision. An additional patent covering YUPELRI granted on July 4, 2023 was subsequently listed in FDA’s Orange Book. The Company filed an additional patent infringement suit against all of the above generic companies in the U.S. District Court for the District of New Jersey during August 2023. This suit has been consolidated with the above action.

On October 27, 2023, subsidiaries of the Company and Mylan Ireland Limited and Mylan Specialty L.P. (together, “Viatris entities”), entered into a Settlement Agreement (“Settlement Agreement”) with Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. (together, “Teva”). The Settlement Agreement resolves ongoing patent litigation described above with respect to these parties. Under the Settlement Agreement, the Company and Viatris entities granted Teva a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market Teva’s generic version of YUPELRI® (revefenacin) inhalation solution in the United States on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these types of agreements. As required by law, the settlement is subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the other generic companies, along with certain affiliates, remains pending.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties, and assumptions. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2022. Our forward-looking statements in this report are based on current expectations, and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

2023 Strategic Actions

On February 27, 2023, we announced additional strategic actions (the “2023 Strategic Actions”) to sharpen the Company’s focus and further deliver on its commitment to create shareholder value. The following represents an update on the 2023 Strategic Actions:

●	Capital Return Program increased to $325.0 million – In February 2023, our board of directors authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the nine months ended September 30, 2023, we repurchased 15.62 million shares on the open market at a weighted average cost of $10.65 per share for an aggregate cost of $166.4 million, excluding fees and expenses. Since inception of the capital return program in

September 2022 through September 30, 2023, we repurchased $294.6 million of shares, and as of September 30, 2023, the Company had approximately $30.4 million remaining in the capital return program which is expected to be completed by the end of 2023.

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

As a result of our discontinued investment in research activities, for the nine months ended September 30, 2023, we incurred restructuring and related expenses of $2.7 million primarily related to R&D expenses. Of the total $2.7 million, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which were primarily related to the modification of equity-based awards for employees affected by the reduction in headcount and a loss on sale of R&D laboratory equipment. We do not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions.

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

In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan, and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. As noted above for ex-US, Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs.

Under the terms of the Viatris Agreement, as amended, as of September 30, 2023, we are eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) totaling up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the EU. We are also eligible to receive additional potential development and sales milestones totaling $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

In August 2021, we announced that in collaboration with our partner Viatris, we were initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either revefenacin (YUPELRI) delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study is aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients. In the future, this study could also be used to support promotional efforts for YUPELRI, which could aid in the capture of more of YUPELRI’s addressable market and further strengthen its competitive advantage. We have agreed to pay 35% of the Phase 4 study costs, and Viatris has agreed to pay 65% of the Phase 4 study costs. The first patient for the Phase 4 study was enrolled in January 2022, and enrollment was recently completed. We plan to announce top-line results for the Phase 4 study in January 2024.

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$58,325	$53,423	$4,902	9%	$160,318	$146,166	$14,152	10%
YUPELRI net sales (Theravance Biopharma implied 35%)	20,414	18,698	1,716	9	56,111	51,158	4,953	10

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

Skin-selective Pan-JAK inhibitor Program

In December 2019, we entered into a global license agreement with Pfizer Inc. (“Pfizer”) for our preclinical skin-selective, locally acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure. Under the Pfizer Agreement, Pfizer had an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. We received an upfront cash payment of $10.0 million in 2019, and in March 2022, we received a $2.5 million development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program. In June 2023, we received notice from Pfizer terminating the Pfizer Agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program was returned to us.

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

Development Projects

Our focus remains on near-term value opportunities which include completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study and conducting our ampreloxetine Phase 3 study (CYPRESS). In February 2023, as part of our 2023 Strategic Actions, we announced the decision to discontinue research activities including our inhaled JAK program, including nezulcitinib, a nebulized, lung-selective JAK inhibitor positioned for the treatment of acute and chronic lung diseases.

2024 Annual General Meeting of Shareholders

The Company will hold its 2024 Annual General Meeting of Shareholders on May 8, 2024 in Dublin, Ireland. Further information regarding the Annual General Meeting will be provided in the Company's proxy materials, which will be filed with the SEC and made available to shareholders prior to the Annual General Meeting.

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

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$58,325	$53,423	$4,902	9%	$160,318	$146,166	$14,152	10%
YUPELRI net sales (Theravance Biopharma implied 35%)	20,414	18,698	1,716	9	56,111	51,158	4,953	10

Our recognized revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Viatris collaboration agreement	$15,687	$12,445	$3,242	26%	$39,841	$34,010	$5,831	17%
Collaboration revenue	6	6	—	—	18	187	(169)	(90)
Licensing revenue	—	—	—	—	—	2,500	(2,500)	NM
Total revenue	$15,693	$12,451	$3,242	26%	$39,859	$36,697	$3,162	9%

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

For the three and nine months ended September 30, 2023, we recognized $15.7 million and $39.8 million, respectively, in revenue from the Viatris collaboration agreement which represented increases of 26% and 17%, respectively, compared to the prior year periods. The increases for both periods were driven primarily by (i) an increase in net sales as YUPELRI continued to increase its share of the long-acting nebulized COPD market in both the hospital and outpatient settings; and (ii) lower costs incurred by Viatris. YUPELRI continued to be profitable for us on a brand basis, and total YUPELRI net sales recorded by Viatris reached an all-time high in the third quarter of 2023.

Licensing revenue was $2.5 million for the nine months ended September 30, 2022 and was related to a non-recurring development milestone payment from Pfizer for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program. We did not recognize any licensing revenue for the three months ended September 30, 2022 and for the three and nine months ended September 30, 2023. In June 2023, we received notice from Pfizer terminating the Pfizer licensing agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program was returned to us.

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

4)	Facilities and other, which include laboratory and office supplies, depreciation, and other allocated expenses, such as general and administrative support functions, office rent, and insurance.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Employee-related	$2,859	$3,615	$(756)	(21)%	$9,995	$13,846	$(3,851)	(28)%
Share-based compensation	2,004	2,623	(619)	(24)	6,301	10,062	(3,761)	(37)
External-related	2,572	739	1,833	248	11,555	12,768	(1,213)	(10)
Facilities, depreciation, and other allocated expenses	876	2,890	(2,014)	(70)	4,457	11,368	(6,911)	(61)
Total research & development	$8,311	$9,867	$(1,556)	(16)%	$32,308	$48,044	$(15,736)	(33)%

R&D expenses decreased by $1.6 million and $15.7 million for the three and nine months ended September 30, 2023, respectively, compared to the prior year periods. The decreases were across the majority of our R&D categories and were primarily driven by our 2023 Strategic Actions announced in February 2023 which included the discontinuation of investment in our research activities. The $1.8 million increase in external-related expense in the third quarter of 2023 was primarily due to expenses related to the new ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH and completion of enrollment in the YUPELRI Phase 4 study (PIFR-2).

R&D expenses directly attributed to the 2023 Strategic Actions and the restructuring announced in 2021 and completed during the third quarter of 2022 (the “2021 Restructuring”) are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $1.3 million and $5.0 million for three and nine months ended September 30, 2023, respectively, and $1.7 million and $4.7 million for three and nine months ended September 30, 2022, respectively.

Selling, General and Administrative

Selling, general and administrative expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative	$16,142	$16,277	$(135)	(1)%	$54,603	$50,341	$4,262	8%

Selling, general and administrative (“SG&A”) expenses were relatively unchanged for the three months ended September 30, 2023 compared to the prior year period. Our cost reduction efforts led to decreases in employee-related expenses, share-based compensation expenses, and Company-wide overall overhead expenses. However, these decreases were offset by increases in external-related expenses and overhead expenses allocated to SG&A. The increase in overhead expenses allocated to SG&A was a result of our 2023 Strategic Actions to discontinue research activities which led to a corresponding decrease in allocated overhead expenses to R&D.

For the nine months ended September 30, 2023, SG&A expenses increased by $4.3 million compared to the prior year period and was primarily due to increases in external-related expenses, SG&A allocated overhead expenses, and employee-related expenses. These increases were partially offset by decreases in share-based compensation expenses and Company-wide overhead expenses. External-related expenses increased by $5.0 million and was primarily attributed to professional and financial advisory services and intellectual property protection services (i.e., Hatch Waxman litigation). As discussed above, the increase in SG&A allocated overhead expenses was driven by the reduction in our research activities.

SG&A expenses that were directly attributed to the 2023 Strategic Actions and the restructuring announced in 2021 and completed during the third quarter of 2022 (the “2021 Restructuring”) are included in the Restructuring and Related Expenses section below.

Share-based compensation expense related to SG&A expenses was $4.3 million and $12.9 million for the three and nine months ended September 30, 2023, respectively, and $5.2 million and $15.7 million for the three and nine months ended September 30, 2022, respectively.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2023	2022	$	%		2023	2022	$	%
Restructuring and related expenses	$—	$(202)	$202	NM	%	$2,743	$5,840	$(3,097)	(53)%
Share-based compensation expense (non-cash)	—	711	(711)	NM		—	6,998	(6,998)	NM
Total restructuring and related expenses	$—	$509	$(509)	(100)%		$2,743	$12,838	$(10,095)	(79)%

NM: Not Meaningful

There were no restructuring and related expenses recognized for the three months ended September 30, 2023 resulting from the 2023 Strategic Actions. For the nine months ended September 30, 2023, restructuring and related expenses decreased by $10.1 million, compared to the prior year period, and was primarily attributed to a smaller reduction in workforce related to the 2023 Strategic Actions compared to the much broader reduction in workforce related to the 2021 Restructuring.

The restructuring and related expenses related to the 2023 Strategic Actions were primarily comprised of R&D expenses related to one-time severance payments, employee-related separation costs, and the loss on sale of property and equipment. Cash-related expenses and non-cash related expenses associated with the 2023 Strategic Actions were $1.2 million and $1.5 million for the nine months ended September 30, 2023, respectively. We do not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions.

Interest Expense

Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Ampreloxetine royalty contingency (non-cash)	$(609)	$(424)	$(185)	44%	$(1,727)	$(424)	$(1,303)	307%
3.25% Convertible senior notes due 2023	—	(1,121)	1,121	NM	—	(5,395)	5,395	NM
Total interest expense	$(609)	$(1,545)	$936	(61)%	$(1,727)	$(5,819)	$4,092	(70)%

NM: Not Meaningful

Interest expense was $0.6 million and $1.7 million for the three and nine months ended September 30, 2023, respectively, compared to $1.5 million and $5.8 million for prior year periods. The $0.9 million and $4.1 million decreases in interest expense for the respective periods were due to the retirement of our 3.25% convertible senior notes in August 2022 which was partially offset by the non-cash interest expense associated with the $25.0 million funding for ampreloxetine received from Royalty Pharma in July 2022. We do not anticipate having any cash interest expense in the foreseeable future.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2023	2022	$	%		2023	2022	$	%
Loss on extinguishment of debt	$—	$(3,034)	$3,034	NM	%	$—	$(3,034)	$3,034	NM	%

NM: Not Meaningful

In the prior year period, we incurred a $3.0 million loss on the extinguishment of our 3.25% convertible senior notes due 2023 that was completed in August 2022. The $3.0 million loss was comprised of transaction costs related to the extinguishment and the write-off of the remaining debt issuance costs. We no longer have any long-term debt.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
(In thousands)	2023	2022	$	%	2023	2022	$	%
Interest income and other income (expense), net	$1,786	$2,758	$(972)	(35)%	$7,269	$4,823	$2,446	51%

Interest income and other income (expense), net, decreased by $1.0 million for the three months ended September 30, 2023. Although higher investment yields generated additional interest income for the three months ended September 30, 2023 compared to the prior year period, the increase was offset by much lower cash and investment balances in the third quarter of 2023 primarily driven by our capital return program that began in September 2022.

Interest income and other income (expense), net, increased by $2.4 million for the nine months ended September 30, 2023 compared to the prior year period. The $2.4 million increase was primarily due to (i) higher interest income related to an increase in investment yields and (ii) higher investment balances resulting from cash proceeds received from the TRELEGY Royalty Transaction in July 2022.

Provision for Income Tax Expense – Continuing Operations

The provision for income tax expense related to continuing operations, as compared to the prior year comparable periods, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2023	2022	$	%		2023	2022	$	%
Provision for income tax expense - Continuing operations	$(1,367)	$—	$(1,367)	NM	%	$(2,430)	$(12)	$(2,418)	NM	%

NM: Not Meaningful

For the nine months ended September 30, 2023, the provision for income tax expense was $2.4 million compared to $12,000 for the same period in 2022. Although we incurred net operating losses on a consolidated basis in 2022 and for the year-to-date 2023 period, the provision for income taxes was due to uncertain tax positions taken with respect to transfer pricing in 2022 and 2023.

In the fourth quarter of 2023, we anticipate recognizing a net tax benefit adjustment of approximately $2.0 million relating to our 2022 US federal income tax return that was filed in October 2023. However, for the full year 2023, we are anticipating an income tax expense due to uncertain tax positions taken with respect to transfer pricing.

Net Income from Discontinued Operations

Net income from discontinued operations, as compared to the prior year comparable periods, was as follows:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
(In thousands)	2023	2022	$	%		2023	2022	$	%
Net income from discontinued operations	$—	$932,654	$(932,654)	NM	%	$—	$961,062	$(961,062)	NM	%

NM: Not Meaningful

The TRELEGY Royalty Transaction, completed in July 2022, resulted in (i) income from our investment in TRC; (ii) interest expense related to our non-recourse 2035 notes; and (iii) the net gain from the sale of our equity interests in TRC for the prior year periods to be reclassified as net income from discontinued operations. We did not recognize any net income from activities related to discontinued operations for the three and nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2023, we had approximately $134.0 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

2023 Strategic Actions

As discussed above, in February 2023, we announced strategic actions to sharpen the Company’s focus and further deliver on its commitment to create shareholder value. The strategic actions included a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. For the nine months ended September 30, 2023, we repurchased 15.62 million shares on the open market at a weighted average cost of $10.65 per share for an aggregate cost of $166.4 million, excluding fees and expenses. Since inception of the capital return program in September 2022 through September 30, 2023, we have repurchased $294.6 million of shares. We had approximately $30.4 million remaining in the capital return program, as of September 30, 2023, which is expected to be completed by the end of 2023.

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

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022	Change
Net cash used in operating activities	$(26,143)	$(62,936)	$36,793
Net cash (used in) provided by investing activities	(32,020)	1,114,848	(1,146,868)
Net cash used in financing activities	(168,324)	(723,334)	555,010

Net cash flows used in operating activities

Net cash used in operating activities was $26.1 million for the nine months ended September 30, 2023, consisting of a net loss of $46.7 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $25.5 million and a net decrease in cash resulting from changes in operating assets and liabilities of $4.9 million.

Net cash used in operating activities from continuing operations was $57.3 million for the nine months ended September 30, 2022, consisting of a net loss of $78.6 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $38.4 million and a net decrease in cash resulting from changes in operating assets and liabilities of $17.2 million. Net cash used in operating activities from discontinued operations was $5.6 million was related to TRELEGY Royalty Transaction that was completed in July 2022.

Net cash flows (used in) provided by investing activities

Net cash used in investing activities was $32.0 million for the nine months ended September 30, 2023, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $31.7 million and cash outflows from the net purchase and sale of property and equipment of $0.3 million.

Net cash provided by investing activities from continuing operations was $19.7 million for the nine months ended September 30, 2022, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $15.4 million, cash inflow from the sale of Velusetrag in June 2022 of $2.7 million, and cash inflows from the net purchase and sale property and equipment of $1.6 million. Net cash provided by investing activities from discontinued operations was $1.1 billion for the nine months ended September 30, 2022, consisting primarily of cash inflows from the TRELEGY Royalty Transaction that was completed in July 2022.

Net cash flows used in financing activities

Net cash used in financing activities was $168.3 million for the nine months ended September 30, 2023, consisting primarily of $166.8 million of cash outflows related to the repurchase of ordinary shares as part of our capital return program.

Net cash used in financing activities from continuing operations was $703.1 million for the nine months ended September 30, 2022, consisting primarily of $94.0 million in cash outflows related to the repurchase of ordinary shares as part of our capital return program and $631.6 million related to the extinguishment of our debt. These cash outflows was partially offset by a $24.5 million cash inflow relate to the funding of an additional Phase 3 study for the ampreloxetine study. Net cash used in financing activities from discontinued operations was $20.2 million for the nine months ended September 30, 2022 and was related to a debt redemption premium associated with our debt.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2023. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Market and Performance-Contingent Awards

We periodically grant market-based and performance-contingent share-based awards to our employees. For the three months ended September 30, 2023, no such market-based restricted share units (“RSUs”) were granted, and for the nine months ended September 30, 2023, we granted 165,000 of such RSUs. The 165,000 RSUs had a fair value of $1.4 million that vest upon our ordinary shares meeting certain market-based price targets followed by a service period. The fair value of these market-based RSUs is being recognized through February 2027. For the three and nine months ended September 30, 2023, we recognized $0.2 million and $0.5 million, respectively, of share-based compensation expense related to the awards.

For the three months ended September 30, 2023, we did not grant any performance-contingent RSUs, and for the nine months ended September 30, 2023, we granted 367,000 performance-contingent RSUs, with a fair value of $3.7 million with performance vesting dates through February 2026. In September 2023, we concluded that 52,500 of the RSUs were probable of achievement, and as a result, we recognized $0.3 million of cumulative catch-up share-based compensation expense for the three and nine months ended September 30, 2023.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks, as of September 30, 2023, have not changed materially from those discussed in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2023, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in the FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision. An additional patent covering YUPELRI, granted on July 4, 2023, was subsequently listed in FDA’s Orange Book. The Company filed an additional patent infringement suit against all of the above generic companies in the U.S. District Court for the District of New Jersey during August 2023. This suit has been consolidated with the above action.

On October 27, 2023, subsidiaries of the Company and Mylan Ireland Limited and Mylan Specialty L.P. (together, “Viatris entities”), entered into a Settlement Agreement (“Settlement Agreement”) with Teva Pharmaceuticals, Inc. and Teva Pharmaceuticals USA, Inc. (together, “Teva”). The Settlement Agreement resolves ongoing patent litigation described above with respect to these parties. Under the Settlement Agreement, the Company and Viatris entities granted Teva a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market Teva’s generic version of YUPELRI® (revefenacin) inhalation solution in the United States on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these types of agreements. As required by law, the settlement is subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the other generic companies, along with certain affiliates, remains pending.

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

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We may never achieve or sustain profitability from our operations;

●	If YUPELRI’s acceptance by physicians, patients, third party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product;

●	In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks;

●	Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned;

●	Our ongoing drug development efforts might not generate additional approvable drugs;

●	We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do;

●	We are subject to extensive and ongoing regulation, oversight and other requirements by the FDA and failure to comply with these regulations and requirements may subject us to penalties that may adversely affect our financial condition or our ability to commercialize any approved products; and

●	We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as YUPELRI.

RISKS RELATING TO THE COMPANY

We may never achieve or sustain profitability from our operations.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since 1997. We are currently approaching non-GAAP profitability; however, we may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three and nine months ended September 30, 2023, we recognized net losses of $9.0 million and $46.7 million, respectively. Although we recognized $872.1 million of net income for year ended December 31, 2022, which results were largely driven by net income from discontinued operations following the one-time TRELEGY Royalty Transaction, we recognized $92.8 million in net losses from continuing operations during the same period. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $900.6 million as of September 30, 2023. Despite the fact that we are approaching non-GAAP profitability, we may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing into and through later stage clinical studies without a partner and which we may prepare to commercialize. In addition, although we have no current plans to do so, we may in the future invest strategically in our research efforts to continue to support our development pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the United States (“US”), including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding. Our operating expenses also will increase if, among other things:

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

While we are generating revenues and income from sales of YUPELRI, our economic and royalty interests, and payments under collaboration agreements, we may not generate significant profit from our operations in the near future. We could fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products, and do so with desired margins, our expenses will continue to exceed any revenues we may receive in the future.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the sales levels of our approved product, unplanned expenses, clinical program outcomes, expenses being higher than anticipated, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities. Our ability to reach, and the time required to reach, and then to sustain, profitability from operations is uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable from operations would adversely affect the price of our securities and our ability to continue operations as planned.

If YUPELRI’s acceptance by physicians, patients, third-party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product.

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominantly nebulized LAMA Lonhala® Magnair® (glycopyrrolate) dosed two times per day and with short acting nebulized bronchodilators that are dosed three to four times per day. If physicians, patients, third-party payors, or the medical community in general that YUPELRI is not a preferred treatment option for those with COPD, we may see declines, or fail to grow. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical programs including, without limitation, any delays in development in our programs, any halting of development in our programs, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our programs, or any indication from clinical or non-clinical studies that the compounds in our programs are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint, and in September 2021, we announced that our four-week SEQUOIA Phase 3 study for ampreloxetine did not meet its primary endpoint. There can be no assurance that our Phase 3 study for ampreloxetine will be completed on the timeline we expect or at all.

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

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include Hong Kong SAR, the Macau SAR, and Taiwan, and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. In connection with these agreements, Viatris has certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

Our partner may not fulfill their obligations under our agreements, and, in certain circumstances, they or we may terminate our partnership with them. For example, in June 2023, we received notice from Pfizer terminating the License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”) regarding our preclinical program for skin targeted, locally acting pan Janus kinase (JAK) inhibitors that can be rapidly metabolized, effective as of October 7, 2023. We are assessing our choices with respect to the program covered by the Pfizer Agreement. We may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product or product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of products and product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the products and product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing products and product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

Furthermore, once we enter into a collaboration, our collaboration partners are frequently important for the success of the product or product candidate. For example, Viatris’ role in the commercialization of YUPELRI is important to the overall success of product. In addition, since we do not currently intend to progress our skin-selective pan-JAK inhibitor program internally, Pfizer was important to such program’s development. However, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our products or product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. For example, Viatris has a substantial existing product portfolio largely comprising generic products, other considerations and incentives that influence its resource allocation, and background, experiences, priorities and internal organizational processes that differ from our own. As a result of these differing backgrounds, interests and processes, Viatris may take actions that it believes are in its best interest, but which might not be in the best interests of either us or our other shareholders. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

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

Our US operating subsidiary’s facility is located in the San Francisco Bay Area near known earthquake fault zones and therefore will be vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods, communications failures and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our drug development activities and of much of our equipment could make it difficult and costly for us to recover from this type of disaster. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition, which could cause the price of our securities to fall.

If sufficient capital is not available, we may have to further curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months, even assuming that we draw on such resources to repurchase the remaining approximately $30.4 million (as of September 30, 2023) of our ordinary shares authorized under our share repurchase program. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “2021 Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The 2021 Restructuring was completed during the third quarter of 2022, and we announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of September 30, 2023, we had cash, cash equivalents and marketable securities of $134.0 million.

Our future capital needs depend on many factors, including:

●	support and investments in YUPELRI, including funding our commercialization strategies and post marketing clinical studies;

●	the scope, duration, expenditures and technical obstacles associated with our ampreloxetine program, including preparing for potential product approvals of ampreloxetine;

●	the occurrence of events triggering Royalty Pharma’s obligations to make Milestone Payments to us;

●	the outcome of potential licensing or partnering transactions, if any;

●	responding to competitive pressures and competing technological developments;
●	the extent of our proprietary patent position in any approved products and our product candidates;
●	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;
●	the scope and extent of the sales and marketing efforts, including our independent sales and marketing organization and medical affairs team;
●	litigation, potential litigation and other contingencies; and
●	the regulatory approval process for our product candidates.

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

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences and privileges senior to those of holders of our ordinary shares in the event of liquidation. We do not have any outstanding long-term debt, but if additional debt is issued or we otherwise borrow additional funds in the future, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2022, and we do not expect to be a PFIC for the foreseeable future.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2023, we owned a total of 232 issued US patents and 1,234 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

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

The Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”; the coverage gap has been eliminated effective 2025 under the Inflation Reduction Act), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. Civil monetary penalties can be applied if a manufacturer fails to provide these discounts in the amount of 125 percent of the discount that was due (the coverage gap has been eliminated effective 2025 under the Inflation Reduction Act).

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

Our drug development activities involve the controlled use of potentially hazardous substances, including chemical, biological and radioactive materials. In addition, our operations produce hazardous waste products, including hazardous waste. Federal, state and local laws and regulations govern the use, manufacture, management, storage, handling and disposal of hazardous materials and wastes. We may incur significant additional costs or liabilities to comply with, or for violations of, these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. Further, in the event of a release of or exposure to hazardous materials, including at the sites we currently or formerly operate or at sites such as landfills where we send wastes for disposal, we could be held liable for cleanup costs or damages or subject to other costs or penalties and such liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials or under environmental laws. Compliance with or liability under applicable environmental laws and regulations or with respect to hazardous materials may be expensive, and current or future environmental regulations may impair our development and production efforts, which could harm our business, which could cause the price of our securities to fall.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;

●	any adverse developments or results or perceived adverse developments or results with respect to TRELEGY;

●	any adverse developments or results or perceived adverse developments or results with respect to our clinical development programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as the COVID-19 pandemic and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares;

●	the sale of large concentrations of our shares to third parties, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our then-largest shareholder, Woodford Investment Management Limited, divested its holdings in 2019;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

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

For example, in February 2023, Irenic Capital Management LP (“Irenic”) released a public letter communicating its opinions regarding actions that it believes we should take and made public statements critical of our board of directors and management. Irenic may continue to make and/or other activist shareholders may make such public communications in the future.

In the event of such shareholder activism – particularly with respect to matters which our board of directors, in exercising their fiduciary duties, disagree with or have determined not to pursue – our business could be adversely affected because responding to such actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management, our board of directors and our employees, and our ability to execute our strategic plan could also be impaired as a result. Such an activist campaign could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may become subject to, or we may initiate, litigation as a result of proposals by activist shareholders or matters relating thereto, which could be a further distraction to our board of directors and management and could require us to incur significant additional costs. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist shareholders may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, collaborators or other partners, harm or impair our ability to accrue patients to clinical trials because of concerns the study may be disrupted, disrupt relationships with us, and the market price of our ordinary shares could also experience periods of increased volatility as a result.

Concentration of ownership will limit your ability to influence corporate matters.

Based solely on our review of publicly available filings, as of September 30, 2023, our three largest shareholders collectively owned 43.1% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares. The beneficial ownership percentage of any of our shareholders would increase if they do not participate in our ongoing open market purchase program.

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

We have never declared or paid cash dividends on our capital shares. In September 2022, however, our board of directors authorized a $250.0 million capital return program. On February 27, 2023, we announced that our board of directors had authorized an increase of $75.0 million to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of September 30, 2023, we had repurchased $294.6 million of shares, and we had approximately $30.4 million remaining in the capital return program which is expected to be completed by the end of 2023. There is no guarantee that any of the remaining approximately $30.4 million of our ongoing $325.0 million capital return program will be spent or that this overall capital return program will be fully implemented on a timely basis or at all or that shareholders will participate at the rates they expect. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer Purchases of Equity Securities

On September 19, 2022, we announced that our board of directors had approved a $250.0 million capital return program. Furthermore, on February 27, 2023, we announced that our board of directors had authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of September 30, 2023, we had repurchased $294.6 million of shares, and, as of September 30, 2023, we had approximately $30.4 million remaining in the capital return program which is expected to be completed by the end of 2023.

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2023. All shares purchased to date under the capital return program were cancelled and ceased to be outstanding.

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number	Weighted	as Part of Publicly	Purchased Under the
	of Shares	Average Price	Announced Plans	Plans or Programs
Period	Purchased	Per Share (1)	or Programs	(in thousands)
July 1, 2023 to July 31, 2023	1,039,000	$9.88	1,039,000	$50,928	(2)
August 1, 2023 to August 31, 2023	960,900	9.82	960,900	41,493	(2)
September 1, 2023 to September 30, 2023	1,178,000	9.43	1,178,000	30,381	(2)
Total	3,177,900	$9.70	3,177,900
(1)	The weighted average price paid per ordinary share does not include the cost of commissions.
(2)	Gives effect to the $75.0 million increase in the size of our capital return program announced on February 27, 2023.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2023, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: November 9, 2023	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)