Form 10-K
period 2023-12-31
Theravance Biopharma, Inc.
filed 2024-03-01
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-36033

THERAVANCE BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1226628
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

C/O Theravance Biopharma US, Inc.
901 Gateway Boulevard
South San Francisco, CA	94080
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-808-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Share $0.00001 Par Value	TBPH	The Nasdaq Global Market

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $458.8 million, based upon the closing price of $10.35 on the Nasdaq Global Market on June 30, 2023.

On February 23, 2024, there were 48,164,708 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2024 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.

2023 Form 10-K Annual Report

Special Note regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties and assumptions. All statements in this Annual Report on Form 10-K, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward looking statements, although not all forward looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations, and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Annual Report on Form 10-K. Our forward-looking statements in this Annual Report on Form 10-K are based on current expectations, and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

PART I

ITEM 1. BUSINESS

Overview

Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the development and commercialization of medicines. Our focus is to deliver medicines that make a difference® in people’s lives.

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Ampreloxetine, our late-stage investigational once-daily norepinephrine reuptake inhibitor in development for the treatment of symptomatic neurogenic orthostatic hypotension (“nOH”) in patients with Multiple System Atrophy (“MSA”) has the potential to be a first in class therapy effective in treating a constellation of cardinal symptoms in MSA patients.

2023 Significant Developments

YUPELRI Sales Growth

In 2023, YUPELRI experienced sales growth and reached all-time high yearly net sales and profitability. Through the combined commercialization efforts with our partner Viatris Inc. (“Viatris”), total YUPELRI net sales increased by 9% to $221.0 million in 2023 compared to 2022. Hospital volumes, which we are directly responsible for, grew 46% in 2023 compared to 2022 and was a meaningful contributor to YUPELRI’s overall net sales growth for the year.

Initiation of Ampreloxetine New Phase 3 Clinical Study

In the first quarter of 2023, we initiated the ampreloxetine new Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite score as the primary endpoint. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA. The study is currently enrolling patients with 42 clinical sites open across 11 countries, as of February 26, 2024.

Capital Return Program

In 2023, we repurchased 18.63 million of our shares on the open market at a weighted average cost of $10.551 per share for an approximate aggregate cost of $196.6 million, excluding fees and expenses. Since the inception of the capital return program in September 2022 through its completion in early January 2024, we repurchased a total of 31.41 million shares at a weighted average cost of $10.354 per share for an approximate aggregate cost of $325.3 million which reduced our shares by 37% since the inception of the capital return program.

Discontinued Investment in Research

In February 2023, we announced that we discontinued our research activities, including the inhaled Janus kinase (JAK) inhibitor program, and prioritized our R&D resources toward the ampreloxetine Phase 3 study and the completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study. As a result of halting further investment in research activities, our headcount was reduced by approximately 17% in March 2023. We plan to seek a partnership to continue progression of our inhaled JAK inhibitor program.

Board Governance Changes

In 2023, we appointed three new independent directors reflecting our ongoing commitment to bringing new perspectives and complementary skills to the Company. In addition, we put forth a proposal to declassify the board of the directors over time which was approved at our May 2023 Annual General Meeting of Shareholders.

Our Programs

The chart below summarizes the status of our approved product, product candidate in development, and economic interest.

Glossary of Defined Terms used in Table Above:

COPD: Chronic Obstructive Pulmonary Disease;

FF: Fluticasone Furoate;

LAMA: Long-Acting Muscarinic Antagonist;

MSA: Multiple System Atrophy;

nOH: Neurogenic Orthostatic Hypotension;

NRI: Norepinephrine Reuptake Inhibitor;

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

In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan, (collectively, the “China Region”) and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. As noted above, Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in the China Region, including pre- and post-launch activities and product registration and all associated costs.

Under the terms of the Viatris Agreement, as amended, as of December 31, 2023, we were eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

As of December 31, 2023, we were also eligible to receive additional potential development and sales milestones of up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $7.5 million relates to regulatory approval in the China Region and $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

YUPELRI China Region Net Sales	Sales Milestones
(Cumulative)	Due from Viatris
$100.0 million	$2.5 million
$200.0 million	$5.0 million
$400.0 million	$10.0 million
$800.0 million	$20.0 million

With respect to the China Region royalties, we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin as follows:

YUPELRI China Region Net Sales Thresholds	Royalty Rate
(Annual)	Due from Viatris
≤ $75.0 million	14%
> $75.0 million to ≤ $150.0 million	17%
> $150 million	20%

In November 2023, we learned that Viatris’ Phase 3 study of YUPELRI in China was positive, and the data were consistent with previous findings of YUPELRI’s strong efficacy. Viatris plans to move forward with a registrational filing for YUPELRI in China in mid-2024.

In August 2021, we announced that in collaboration with our partner Viatris, we were initiating a Phase 4 study comparing improvements in lung function in adults with severe to very severe COPD and suboptimal inspiratory flow rate following once-daily treatment with either revefenacin (YUPELRI) delivered via standard jet nebulizer or tiotropium delivered via a dry powder inhaler (Spiriva® HandiHaler®). This study was aimed at helping to better inform decisions when physicians are designing a personalized COPD treatment plan with patients. We agreed to pay 35% of the Phase 4 study costs, and Viatris agreed to pay 65% of the Phase 4 study costs. The first patient for the Phase 4 study was enrolled in January 2022. In January 2024, we announced that the Phase 4 study did not show a statistically significant difference between YUPELRI and Spiriva HandiHaler on the primary endpoint, change from baseline in trough forced expiratory volume in one second (FEV1) at day 85. While the primary endpoint in the Phase 4 study was not met, YUPELRI demonstrated an efficacy and safety profile consistent with its performance in other clinical studies.

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$220,962	$201,866	$19,096	9%
YUPELRI net sales (Theravance Biopharma implied 35%)	77,337	70,653	6,684	9

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to a New Drug Application (“NDA”) filing with one additional Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. This Phase 3 study was initiated in the first quarter of 2023, and the study is currently open to recruitment with the expectation of enrolling the final patient into the open label period of the study in the second half of 2024. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

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

Economic Interests and Other Assets

Mid- and Long-Term Economic Interest in TRELEGY®

In July 2022, we completed the sale of all of our equity interests in Theravance Respiratory Company, LLC (“TRC”) representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK plc's (“GSK”) TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma for approximately $1.1 billion in upfront cash while retaining future value through the right to receive contingent milestone payments and certain outer year-royalties (the “TRELEGY Royalty Transaction”).

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payment(s)”). As of January 1, 2024, a total of $200.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $240.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $2.86 billion; or (ii) $50.0 million if Royalty Pharma receives $275.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.21 billion. Fourth quarter of 2023 global net sales were $737.0 million which represented an increase of 35% year-over-year, and total 2023 global net sales were $2.7 billion which represented an increase of 28% year-over-year.

In addition to potential Milestone Payments, we will receive from Royalty Pharma 85% of the royalty payments on TRELEGY payable (a) for sales or other activities occurring on and after January 1, 2031 related to TRELEGY in the

US, and (b) for sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US. US TRELEGY royalties payable to us by Royalty Pharma are expected to end in late 2032, and ex-US royalties are expected to end in the mid-2030s and are country specific. Royalty rates are upward tiering from 6.5% to 10% and based on total annual net sales.

The following information regarding the TRELEGY program is based solely upon publicly available information and may not reflect the most recent developments under the programs.

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US, European Union (“EU”), and other countries for the long-term, once-daily, maintenance treatment of patients with COPD. Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK has obtained approval for the asthma indication in ten additional markets. TRELEGY is currently expected to generate global peak sales of $3.7 billion in 2027 according to consensus estimates. Over the past three years, TRELEGY has shown substantial growth, with global net sales increasing annually from $661.4 million in 2019 to $2.7 billion in 2023.

See “Risk Factors—We do not control the commercialization of TRELEGY; accordingly, our receipt of Milestone Payments and receipt of the value we currently anticipate from the Outer Years Royalty will depend on, among other factors, GSK’s ability to further commercialize TRELEGY” for additional information.

Development Projects

Our focus remains on near-term value opportunities which consists of executing our ampreloxetine registration Phase 3 study (CYPRESS) and preparing for the NDA filing process. In February 2023, as part of our 2023 Strategic Actions, we announced the decision to discontinue research activities including our inhaled JAK program, including nezulcitinib, a nebulized, lung-selective JAK inhibitor positioned for the treatment of acute and chronic lung diseases.

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

We follow these core guiding principles in our mission to drive value creation:

●	Focus on insight and innovation;
●	Outsource non-core activities;
●	Create and foster an integrated environment; and
●	Aggressively manage uncertainty.

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

Manufacturing

We rely on a network of third-party contract manufacturing organizations to produce the active pharmaceutical ingredients (“API”) and drug products required for our clinical trials. We believe that we and our partners have in-house expertise to manage this network of third-party manufacturers, and we believe that we will be able to continue to negotiate third-party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to rely on internal manufacturing capacity in order to develop or, potentially, commercialize our products. However, if we are unable to obtain contract manufacturing or obtain such manufacturing on commercially reasonable terms, or if manufacturing is interrupted at one of our suppliers, whether due to regulatory or other reasons, we may not be able to develop or commercialize our products as planned.

Any inability to acquire sufficient quantities of API or drug product in a timely manner from current or future sources could disrupt our development programs, the conduct of future clinical trials or our commercialization efforts. For more information, see the risk factor under the heading “There is a single source of supply for a number of our product candidates and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available” of this Annual Report on Form 10-K.

Government Regulation

The development and commercialization of pharmaceutical products and our product candidates by us, our collaboration partners and licensees, and those commercializing products in which we have an economic interest, such as GSK, are subject to extensive regulation by governmental authorities in the US and other countries. Before marketing in the US, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act. Outside the US, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities which are subject to equally rigorous regulatory obligations. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, the commercialization of pharmaceutical products is permitted only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of the product.

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

We, our collaboration partners and licensees are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our drug development. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize products, withdraw approvals, enjoin violations, and initiate criminal prosecution, any one or more of which could have a material adverse effect upon our business, financial condition and results of operations.

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

Our ability, and the ability of our collaboration partners, licensees, or those commercializing products with respect to which we have an economic interest or right to receive royalties to commercialize our products successfully, and our ability to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the US, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. The Inflation Reduction Act of 2022 (the “IRA”) establishes a new manufacturer discount program, Part B and Part D inflation rebates, and a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Whether any of our products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. Ampreloxetine received an Orphan Drug Designation status from the FDA, which should mean it will not be selected for negotiation, assuming it continues to meet all other criteria for the exclusion from eligibility for selection. However, our understanding of whether and when our products are likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing. The reimbursement environment is described in greater detail under the risk factor “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

Coverage and Reimbursement

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the US. Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the US and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Any approved products we commercialize may not be considered by payers to be medically necessary or cost-effective for particular diseases or conditions. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Patents and Proprietary Rights

We will be able to protect our technology from unauthorized use by third parties only to the extent that our technology is covered by valid and enforceable patents or is effectively maintained as trade secrets. Our success in the future will depend in part on obtaining patent protection for our product candidates. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to seek patent protection in the US and selected foreign countries for novel technologies, including compositions of matter that are commercially important to the development of our business. Issued US and foreign patents generally expire 20 years after their filing date. For proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery process that involve proprietary know-how and technology that is not covered by patent applications, we rely on trade secret protection and confidentiality agreements to protect our interests. We require all of our employees, consultants, and advisors to enter into confidentiality agreements. Where it is necessary to share our proprietary information or data with outside parties, our policy is to make available only that information and data required to accomplish the desired purpose and only pursuant to a duty of confidentiality on the part of those parties.

As of December 31, 2023, we owned a total of 176 issued US patents and 1,002 granted foreign patents, as well as additional pending US patent applications and foreign patent applications. The claims in these various patents and patent applications are typically directed to compositions of matter, including claims covering product candidates, crystalline forms, lead compounds and key intermediates, pharmaceutical compositions, methods of use and/or processes for making our compounds. Our patents and patent applications are also directed to other inventions made during the research and development process. In particular, our wholly-owned subsidiary Theravance Biopharma R&D IP, LLC owns the following US patents that are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for YUPELRI (revefenacin) inhalation solution: US Patent No. 7,288,657, expiring on December 23, 2025; US Patent No. 7,491,736, expiring March 10, 2025; US Patent No. 7,521,041, expiring March 10, 2025; US Patent No. 7,550,595, expiring March 10, 2025; US Patent No. 7,585,879, expiring March 10, 2025; US Patent No. 7,910,608, expiring March 10, 2025; US Patent No. 8,034,946, expiring March 10, 2025; US Patent No. 8,053,448, expiring March 10, 2025; US Patent No. 8,273,894, expiring March 10, 2025; US Patent No. 8,541,451, expiring August 25, 2031; US Patent No. 9,765,028, expiring July 14, 2030; US Patent No. 10,106,503, expiring March 10, 2025; US Patent No. 10,343,995, expiring March 10, 2025; US Patent No. 10,550,081, expiring July 14, 2030; US Patent No. 11,008,289, expiring July 14, 2030; US Patent No. 11,247,969, expiring March 10, 2025; US Patent 11,484,531, expiring October 23, 2039; US Patent 11,691,948, expiring July 14, 2030; and US Patent 11,858,898, expiring July 14, 2030 (each of the aforementioned expiration dates not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). Thus, the last to expire patent currently listed in the Orange Book for YUPELRI (revefenacin) inhalation solution expires on October 23, 2039. On December 19, 2018, we filed patent term extension (“PTE”) applications in the US Patent and Trademark Office (“USPTO”) for US Patent Nos. 7,288,657 and 7,585,879. These PTE applications are currently pending and, if granted, we will be permitted to extend the term of one of these patents for the period determined by the USPTO.

The patent rights relating to YUPELRI (revefenacin) inhalation solution currently consist of issued US patents, pending US patent applications and certain counterpart patents and patent applications in a number of jurisdictions, including Europe and China.

Additionally, some of our patents and patent applications are directed to products in development. Our patent rights relating to ampreloxetine include an issued US composition of matter patent that expires in 2030 and an issued US method of treatment patent that expires in 2037 (in each case, not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). The patent portfolio for this development product includes additional pending patent applications and granted patents in a number of jurisdictions. Nevertheless, issued patents can be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position, we will need to obtain effective claims and potentially enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation

Depending upon the timing, duration, and specifics of FDA approval of our product candidates, some of our US patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

The Hatch-Waxman Act also provides periods of regulatory exclusivity for products that would serve as a reference listed drug, or RLD, for an abbreviated new drug application, or ANDA, or application submitted under section 505(b)(2) of the FDCA, or 505(b)(2) application. If a product is a new chemical entity, or NCE — generally meaning that the active moiety has never before been approved in any drug — there is a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a “Paragraph IV” certification stating that one or more of the Orange Book listed patents are invalid or will not be infringed by the applicant’s product.

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

During January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an ANDA, for a generic version of YUPELRI. The notices from the generic companies each included a Paragraph IV certification with respect to five of our patents listed in FDA’s Orange Book for YUPELRI. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, we filed patent infringement suits against the generic companies in federal district court, which continue in the United States District Court for the District of New Jersey. That complaint alleges that by filing the ANDAs, the generic companies have infringed five of our Orange Book listed patents. We are seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe our patents. As a result of this lawsuit, a stay of approval through May 2026 will be imposed by FDA on the generic companies’ ANDAs pending any adverse court decision.

We have subsequently filed further complaints and amended complaints regarding newly-granted Orange Book listed patents, as well as certain non-Orange Book listed patents. These new complaints do not result in any further stay of approval by FDA.

As of February 28, 2024, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

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

Many of our competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug development and commercialization to:

●	develop medicines that are superior to other products in the market;
●	attract and retain qualified scientific, clinical development and commercial personnel;
●	obtain patent and/or other proprietary protection for our medicines and technologies;
●	obtain required regulatory approvals;
●	commercialize approved products; and
●	successfully collaborate with pharmaceutical companies in the development and commercialization of new medicines.

YUPELRI (revefenacin) inhalation solution

YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. During 2023, Sunovion Pharmaceuticals Inc. voluntarily withdrew Lonhala® Magnair® (glycopyrrolate) from the US market due to limited utilization, leaving YUPELRI as the only approved nebulized LAMA as of December 31, 2023.

Verona Pharma plc’s ensifentrine, a first-in-class, selective inhaled dual inhibitor of PDE3 and PDE4 is expected to launch in the US in the second half of 2024. Nebulized ensifentrine has the potential to be complementary to YUPELRI given that it is another nebulized treatment for COPD.

Sanofi and Regeneron Pharmaceutical, Inc. are expecting US approval for their first-in-class, IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) for COPD in the second half of 2024. The expanded indication is expected to be a maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. Dupixent is currently indicated for atopic dermatitis, asthma, chronic rhinosinusitis with nasal polyposis, eosinophilic esophagitis and prurigo nodularis.

Ampreloxetine norepinephrine reuptake inhibitor (“NRI”)

If successfully developed and approved, ampreloxetine would be expected to serve as the only safe, convenient, and durably effective treatment option for MSA patients with symptomatic nOH. While droxidopa is currently the sole product approved for nOH patients, it was approved to treat dizziness, lightheadedness, or the “feeling that you are about to black out” in adults who experience nOH and who have MSA or other conditions. Droxidopa has never demonstrated a durable effect on nOH symptoms including failure of a confirmatory study known as RESTORE which was required by the FDA as a condition of an accelerated approval. Northera®, marketed by Lundbeck NA Ltd., is the branded version of droxidopa and became generic in 2021. Midodrine, which is approved for OH, is not indicated to improve symptoms of nOH. Both midodrine and droxidopa must be taken 3 times daily and carry a black box warning for its potential to lead to a “marked elevation of supine blood pressure”. Pending confirmation of its clinical profile in the CYPRESS study, it is anticipated that ampreloxetine will represent a differentiated treatment option for MSA patients with symptomatic nOH.

Trelegy (the combination of fluticasone furoate/umeclidinium bromide/vilanterol)

For treatment of COPD, Trelegy competes in all major markets with AstraZeneca’s Breztri® Aerosphere® (budesonide/glycopyrronium/formoterol fumarate, dosed twice per day). Trimbow® (beclometasone dipropionate/formoterol fumarate/glycopyrronium bromide, dosed twice per day) from Chiesi Farmaceutici is an additional COPD competitor in Europe.

For treatment of asthma, TRELEGY is the only triple therapy approved in the US and competes in Japan with Novartis’s Enerzair® Breezhaler® (indacaterol acetate, glycopyrronium bromide and mometasone furoate, dosed once daily).

In both COPD and asthma, TRELEGY also competes with “open triple” therapy which can be accomplished by the concurrent use of two or three products. An example of such use includes a LABA/ICS combination, such as AstraZeneca’s Symbicort® and a LAMA such as Boehringer Ingelheim’s Spiriva®.

Human Capital

As of December 31, 2023, we had 99 employees. Of these employees, 88 were based in the US, and 11 were based in Dublin, Ireland.

Culture and Employee Engagement

We consider our employee relations first-rate and strive to provide a culture of purpose, engagement, and learning. We have a strong value proposition anchored in our Core Values—We Think it Through, We Find a Way, We Get it Done, and We Win Together. We strive to live these values across the Company every day, integrating them into everything from our interview, hiring, and onboarding processes to our PULSE performance process, total rewards, and recognition programs. In addition to valuing professional qualifications, we emphasize the importance of character and integrity, fostering a culture of empowerment where employees have ownership in business outcomes.

Reflected in our Core Values are behaviors that keep our people engaged and working collaboratively. Our employees are encouraged to ask questions, make suggestions, and provide input through many forms of corporate communication, such as an open-door policy, all-employee meetings, an anonymous online suggestion box, and an employee PULSE survey. Our employee PULSE survey is designed to assist us in measuring overall employee engagement, and we consistently achieve participation rates between 85% to 100%. Our 2023 survey scores averaged an overall score of 4.5 on a scale of 1 (Strongly Disagree) through 5 (Strongly Agree), and we received 100% participation from employees. These survey results provide important insight into organizational success and allow areas of opportunity to be identified and addressed.

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

Talent, Development, and Total Rewards

We believe that our talent strategy of providing exciting career growth and development opportunities, recognizing, and rewarding performance, providing competitive compensation and benefits assists us in attracting and retaining the best talent. We believe we are successful in our retention efforts because we provide challenging work assignments, cross-functional teamwork experiences, and career progression supported by new skill-building. We invest in employee learning and development by identifying and providing training and development programs, speakers, tuition reimbursement, and cross-training in areas of interest beyond hired role.

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

Workplace Safety

Workplace safety is always a priority for us. To maintain a safe and healthy workplace, we have implemented initiatives, procedures, and policies designed to address risk and stay compliant with relevant national and international health and safety standards. We continue to focus on employee wellness and safety, policy updates based on Centers for Disease Control and Prevention (“CDC”), county, federal, and state guidelines, and ongoing employee communication.

Financial Information About Geographic Areas

Information on our total revenues attributed to geographic areas and customers who represented at least 10% of our total revenues is included in “Item 8, Note 3. Segment Information,” to our consolidated financial statements in this Annual Report on Form 10-K.

Corporation Information

Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. Theravance Biopharma began operating as an independent, publicly-traded company on June 2, 2014 following a spin-off from Innoviva, Inc. Our corporate address in the Cayman Islands is P.O. Box 309, Ugland House,

Grand Cayman, KY1-1104, Cayman Islands, and the address of our wholly-owned US operating subsidiary is Theravance Biopharma US, Inc., 901 Gateway Boulevard, South San Francisco, California 94080, which also serves as our principal executive office. While Theravance Biopharma is incorporated under Cayman Island law, the Company became an Irish tax resident effective July 1, 2015. The office address of our wholly-owned Irish operating subsidiary, Theravance Biopharma Ireland Limited, is The Lennox Building, Suite 101, 50 Richmond Street South, Saint Kevin’s, Dublin, Ireland.

Available Information

Our Internet address is www.theravance.com. Our investor relations website is located at https://investor.theravance.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 Reports and any amendments to those reports as soon as reasonably practicable after filing or furnishing such materials to the US Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov. Our current Code of Business Conduct, Corporate Governance Guidelines, Articles of Association, Board of Director Committee Charters, and other materials, including amendments thereto, may also be found on our investor relations website under “Corporate Governance.” The information found on our website is not part of this or any other report that we file with or furnish to the SEC. Theravance Biopharma and the Theravance Biopharma logo are registered trademarks of the Theravance Biopharma group of companies. Trademarks, tradenames, or service marks of other companies appearing in this report are the property of their respective owners.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the year ended December 31, 2023, we recognized a net loss of $55.2 million. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $909.1 million as of December 31, 2023. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing into and through later stage clinical studies without a partner and which we may prepare to commercialize. In addition, we may invest strategically in efforts to continue to support our development and commercial pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, a medical affairs presence and consultant support, and post-marketing studies. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales and marketing expenditures to increase in 2024 as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

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

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the sales levels of our approved product, unplanned expenses, clinical program outcomes, expenses being higher than anticipated, cash receipts being lower than anticipated, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities. Our ability to reach, and the time required to reach, and then to sustain, profitability from operations is uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable from operations would adversely affect the price of our securities and our ability to continue operations as planned.

If YUPELRI’s acceptance by physicians, patients, third-party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product.

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. If physicians, patients, third-party payors, or the medical community in general believe that YUPELRI is not a preferred treatment option for those with COPD, we may see declines, or fail to grow. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

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

Product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The completion of clinical studies for our product candidate may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of efficacy of product candidate during clinical studies;

●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidate or its formulation into medicines;

●	unfavorable study data or unfavorable interpretations of data among the FDA and foreign regulatory authorities;

●	insufficient capital to continue our development program;

●	inability to enter into partnering arrangements relating to the development and commercialization of our program and product candidate or partner decisions not to maintain a partnership with us;

●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;

●	competitive clinical trials;

●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;

●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines;

●	challenges related to the COVID-19 pandemic, including with recruitment and/or progressing patients through studies;

●	failure of any partners to advance product candidates through clinical development;

●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities;

●	new clinical trial regulations in the European Union; and

●	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

Any adverse developments or results or perceived adverse developments or results with respect to our clinical program including, without limitation, any delays in development in our program, any halting of development in our program, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our program, or any indication from clinical or non-clinical studies that the compounds in our program are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint, and in September 2021, we announced that our four-week SEQUOIA Phase 3 study for ampreloxetine did not meet its primary endpoint. There can be no assurance that our Phase 3 study for ampreloxetine will be completed on the timeline we expect or at all, that the CYPRESS study will meet its endpoints, or that ampreloxetine will ultimately be found to be safe and effective.

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

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan, and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. In connection with these agreements, Viatris has certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

Our partner may not fulfill their obligations under our agreements, and, in certain circumstances, they or we may terminate our partnership with them. For example, in June 2023, we received notice from Pfizer terminating the License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”) regarding our preclinical program for skin targeted, locally acting pan Janus kinase (JAK) inhibitors that can be rapidly metabolized as of October 2023. We are assessing our choices with respect to the program covered by the Pfizer Agreement. We may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product or product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of products and product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the products and product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing products and product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. As our clinical studies for one of our prior product candidates suggested that our product candidate was not efficacious in the indications we were investigating, we choose to cease development of this product candidate. In addition, our product candidates may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

Pharmaceutical companies, including companies with which we collaborate, may invest heavily to quickly discover and develop or in-license novel compounds that could make our product or product candidate obsolete. Accordingly, other companies may succeed in obtaining patent protection, conducting clinical trials, receiving FDA or equivalent regulatory approval outside the US or discovering, developing and commercializing medicines before we do. Other companies are engaged in the discovery of medicines that would compete with the product candidate that we are developing or our existing product.

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day, Verona Pharma plc’s ensifentrine, a first-in-class, selective inhaled dual inhibitor of PDE3 and PDE4 is expected to launch in the US in the second half of 2024, and Sanofi and

Regeneron Pharmaceutical, Inc. are expecting US approval for their first-in-class, IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) for COPD in the second half of 2024 for the maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. If successfully developed and approved, ampreloxetine would be expected to serve as the only safe, convenient, and durably effective treatment option for MSA patients with symptomatic nOH, entering a market where generic droxidopa is currently the sole product approved for nOH patients and midodrine is approved for OH. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

The manufacturing, labeling, packaging, adverse event reporting, advertising, promotion, and recordkeeping for an approved product remain subject to extensive and ongoing regulatory requirements. If we become aware of previously unknown problems with an approved product in the US or overseas or at a contract manufacturer’s facilities, a regulatory authority may impose restrictions on the product, the contract manufacturers or on us, including requiring us to reformulate the product, conduct additional clinical studies, change the labeling of the product, withdraw the product from the market or require the contract manufacturer to implement changes to its facilities.

We are also subject to regulation by regional, national, state, and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the US Department of Health and Human Services (“OIG”) and other regulatory bodies with respect to any approved product, such as YUPELRI, as well as governmental authorities in those foreign countries in which any product is approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing, and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. In fact, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List. As of February 28, 2024, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. We are not aware of any other paragraph IV notifications with respect to products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to the ongoing litigation, process or strategy and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

Furthermore, once we enter into a collaboration, our collaboration partners are frequently important for the success of the product or product candidate. For example, Viatris’ role in the commercialization of YUPELRI is important to the overall success of product. In addition, since we do not currently intend to progress our skin-selective pan-JAK inhibitor program internally, Pfizer was important to such program’s development. However, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our products or product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. For example, Viatris has a substantial existing product portfolio largely comprising generic products, other considerations and incentives that influence its resource allocation, and background, experiences, priorities, and internal organizational processes that differ from our own. As a result of these differing backgrounds, interests, and processes, Viatris may take actions that it believes are in its best interest, but which might not be in the best interests of either us or our other shareholders. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

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

Through the milestone payments we may receive from Royalty Pharma if certain TRELEGY global net sales thresholds are met following our sale of our economic interest in TRELEGY (the “Milestone Payments”) and pursuant to our right to receive from Royalty Pharma 85% of the royalty payments on the Assigned Collaboration Products (as defined in the Purchase Agreement) payable (a) for sales or other activities occurring on and after January 1, 2031 related to the Assigned Collaboration Products in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to the Assigned Collaboration Products outside of the US (the “Outer Years Royalty” and, together with the Milestone Payments, the “Ongoing Economic Interest”), we may participate in the mid- and long-term economically in royalty payments from GSK with respect to the TRELEGY. However, we cannot assure you as to the amount, if any, we might receive. We have no access to non-public information regarding the development progress of, or plans for TRELEGY, and we have no current authority to enforce rights under the GSK Agreements assigned to TRC. However, if there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not realize the value we currently anticipate from the Ongoing Economic Interest, which would harm our business and may cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

We rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs and other service providers, including cloud based and hosted applications, data and services, may be vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, including but not limited to those involving malware and ransomware, which can disrupt operations significantly, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business, and reputational harm to us, including significant liability and/or significant disruption to our business. If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As another example, we may incur penalties imposed by the competent authorities in the EU Member States in case of breach of the EU rules governing the collection and processing of personal data, including unauthorized access to or disclosure of personal data. In addition, we may suffer damages as a result of civil (class action) claims in response to security breaches. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that our security measures will prevent service interruptions or security breaches that could adversely affect our business. These same risks also apply to our partners and vendors, who similarly hold sensitive and critical information related to our business in computer systems and are similarly potentially vulnerable to service interruptions and security breaches.

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

Sales momentum was affected by COVID-19 in the past and may continue to be in the future. We market YUPELRI in the hospital setting and to pulmonologists, whose practices were, and may be in the future, impacted by the pandemic or future respiratory pandemics. Customer orders or new patient use of YUPELRI may decline or fail to grow as a result of, among other things, a shift in our marketing efforts, increased workload of healthcare providers, staffing challenges at hospitals, and the impact of any concerns regarding nebulization in COVID-19 positive patients.

Challenges to the conduct of clinical trials may continue to arise due to the COVID-19 pandemic from site closures, site staffing shortages, potential interruptions to the supply chain for investigational products, or other considerations if site personnel or trial participants become infected with COVID-19. These challenges may lead to difficulties in meeting protocol-specified procedures.

If significant portions of our workforce, and particularly our field-based teams, are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with the COVID-19 pandemic or other health emergencies, our operations will be impacted. The COVID-19 pandemic or other health emergencies could limit the ability of our customers, suppliers, and business partners to perform under their contracts with us, including third-party payers’ ability to make timely payments to us during and following the pandemic. Even now that the COVID-19 pandemic has largely subsided, we may continue to experience an adverse impact to our business as a result of its global economic impacts.

Global economic, political, and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to current global economic challenges, hostilities in Ukraine and the Middle East, the COVID-19 pandemic and other health emergencies, the United Kingdom’s (“UK”) withdrawal from the EU (often referred to as “Brexit”), inflation, instability in the US banking sector and other disruptions to global and regional economies and markets.

Further, development of our product candidates and/or regulatory approval may be delayed for other political events beyond our control. For example, a US federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018, and 2019, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Further, future government shutdowns, including as a result of the US failing to raise the debt ceiling, could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil, including the ongoing hostilities between Russia and Ukraine, similar events in many parts of the world or the worsening of such factors, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. These geopolitical, social, and economic conditions could harm our business.

Our US operating subsidiary’s facility is located near known earthquake fault zones, and the occurrence of an earthquake, extremist attack or other catastrophic disaster could cause damage to our facilities and equipment, which could require us to cease or curtail operations.

Our US operating subsidiary’s facility is located in the San Francisco Bay Area near known earthquake fault zones and therefore will be vulnerable to damage from earthquakes. In October 1989, a major earthquake struck this area and caused significant property damage and a number of fatalities. We are also vulnerable to damage from other types of disasters, including power loss, attacks from extremist organizations, fire, floods, communications failures, and similar events. If any disaster were to occur, our ability to operate our business could be seriously impaired. In addition, the unique nature of our drug development activities and of much of our equipment could make it difficult and costly for us to recover from this type of disaster. We may not have adequate insurance to cover our losses resulting from disasters or other similar significant business interruptions and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business and financial condition, which could cause the price of our securities to fall.

If sufficient capital is not available, we may have to further curtail operations or we could be forced to share our rights to commercialize our product candidates with third parties on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “2021 Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The 2021 Restructuring was completed during the third quarter of 2022, and we announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of December 31, 2023, we had cash, cash equivalents and marketable securities of $102.4 million, which do not reflect our repurchase of $0.4 million of our ordinary shares during January 2024 under our share repurchase program.

Our future capital needs depend on many factors, including:

●	support and investments in YUPELRI, including funding our commercialization strategies and post marketing clinical studies;

●	the scope, duration, expenditures, and technical obstacles associated with our ampreloxetine program, including preparing for potential product approvals of ampreloxetine and its potential commercialization;

●	the occurrence of events triggering Royalty Pharma’s obligations to make Milestone Payments to us;

●	the outcome of potential licensing or partnering transactions, if any;

●	responding to competitive pressures and competing technological developments;

●	the extent of our proprietary patent position in any approved products and our product candidates;

●	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;

●	the scope and extent of the sales and marketing efforts, including our independent sales and marketing organization and medical affairs team;

●	litigation, potential litigation and other contingencies; and

●	the regulatory approval process for our product candidates.

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

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences, and privileges senior to those of holders of our ordinary shares in the event of liquidation. We do not have any outstanding long-term debt, but if additional debt is issued or we otherwise borrow additional funds in the future, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned development and commercialization activities or to license to third parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Under Section 7874 of the Code, a corporation created or organized outside the US will be treated as a US corporation for US federal tax purposes if (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a US corporation, (ii) the former shareholders of the acquired US corporation hold at least 80% of the vote or value of the shares of the foreign acquiring corporation by reason of holding stock in the US acquired corporation, and (iii) the foreign corporation’s “expanded affiliated group” does not have “substantial business activities” in the foreign corporation’s country of incorporation relative to its expanded affiliated group’s worldwide activities. For this purpose, “expanded affiliated group” generally means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the stock by vote and value, and “substantial business activities” generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located, and derived, respectively, in the country of incorporation.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, the UK and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. We are subject to new, evolving, or revised tax laws and regulations in such jurisdictions, and the enactment of or increases in taxes, or other changes in the application of existing taxes, in such jurisdictions may have an adverse effect on our business or on our results of operations. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in our mix of earnings in countries with differing statutory tax rates, changes in valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including possible US tax reform and contemplated changes in other countries of long-standing tax principles. These and other similar changes, if finalized and adopted, could have a material impact on our income tax expense and deferred tax balances.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2023, and we do not expect to be a PFIC for the foreseeable future.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2023, we do not believe that our Company is a PFIC since 2015. Based on existing tax law, we do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

If we are unable to maintain effective internal controls, our business, financial position, and results of operations could be adversely affected.

If we are unable to maintain effective internal controls, our business, financial position, and results of operations could be adversely affected. We are subject to the reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which require annual management assessments of the effectiveness of our internal control over financial reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the US. Any failure to achieve and maintain effective internal controls could have an adverse effect on our business, financial position, and results of operations. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2023, we owned a total of 176 issued US patents and 1,002 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

In addition, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patent applications. Although we require our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be misappropriated, disclosed or used for unauthorized purposes or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the US. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the US and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, and results of operations, which could cause the price of our securities to fall.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 based on newly-issued patents. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2028 to 2039. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws, and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act (“CCPA”) establishes certain requirements for data use and sharing transparency, and provides California residents certain rights concerning the use, disclosure, and retention of their personal data. The California Privacy Rights Act (“CPRA”) currently in effect, significantly amends the CCPA. Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation involve, among other things, updates to our notices and the development of new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

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

EU Member States and other jurisdictions where we operate, such as Switzerland and the UK, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation (“GDPR”), imposes strict obligations and restrictions on the ability to collect, analyze, use, store, disclose. transfer or otherwise process personal data, including health data from clinical trials subjects and adverse event reporting. Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. The GDPR and Switzerland’s data protection laws impose a broad range of requirements and obligations relating to the processing and protection of personal data, including obligations to having legal bases for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relate), providing detailed information about the processing activities to the individuals, dealing with restrictions on sharing of personal data with third parties and transferring personal data out of the European Economic Area (“EEA”) or Switzerland, having contracting arrangements in place where required (such as with clinical trial sites and vendors), notifying in certain instances personal data breaches to data protection authorities and/or affected individuals, appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests and keeping records of processing activities. . Data protection authorities from the different EU Member States and the EEA may interpret the GDPR and applicable related national laws differently which could effectively result in requirements additional to those currently understood to apply under the GDPR. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EU. When processing personal data of subjects in the EU, we have to comply with applicable data protection and electronic communications laws. In particular, as we rely on service providers processing personal data of data subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations. Enforcement by EU and UK regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EU to the U.S. and other countries, which may incur compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on the EU Standard Contractual Clauses as approved by the European Commission in June 2021. Compliance with EU data transfer obligations can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data. If we or our vendors fail to comply with applicable data privacy laws concerning, or if the legal mechanisms we or our vendors rely upon to allow, the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions, including an order to stop transferring the personal data outside of the EEA and significant penalties against us. Moreover, our business could be adversely impacted if our ability to transfer personal data out of the EEA, the UK or Switzerland to the US is restricted, which could adversely impact our operating results.

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

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by the presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major regulatory or legislative initiatives, including those related to pricing of or reimbursement for prescription drugs. We expect we, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative enactments and administrative policies.

The Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”; the coverage gap will be eliminated effective 2025 under the Inflation Reduction Act and will be replaced with a new manufacturer discount program), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program and establishes Part B and Part D inflation rebates. The IRA also creates a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Whether any of our products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. Ampreloxetine received an Orphan Drug Designation status from the FDA, which should mean it will not be selected for negotiation; however, our understanding of whether and when our products are likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. These or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing.

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. For example, California has enacted a prescription drug price transparency law requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs with prices that exceed a specified threshold, and to report new prescription drugs introduced to the market at a wholesale acquisition cost exceeding the Medicare Part D specialty drug threshold. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits.

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

Prior to the sale of VIBATIV to Cumberland Pharmaceuticals Inc. (“Cumberland”) in November 2018, we had certain price reporting obligations to the Medicaid Drug Rebate program and other governmental pricing programs, and we had obligations to report average sales price under the Medicare program. Following the consummation of the transaction with Cumberland, our price reporting obligations related to VIBATIV have been transitioned to Cumberland, and price reporting obligations for YUPELRI reside with Viatris. We retain certain obligations with respect to record retention for these programs. These programs included the following:

●	The Medicaid Drug Rebate program, under which a manufacturer is required to pay a rebate based on reported pricing data to each state Medicaid program for its covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds made available to the states for the manufacturer’s drugs under Medicaid and Medicare Part B.

●	The 340B Program, in which manufacturers must participate in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B program requires participating manufacturers to agree to charge no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs to certain entities, and that price is calculated based on the information reported under the Medicaid Drug Rebate program.

●	Reporting of average sales price, which manufacturers report for certain categories of drugs that are paid under the Medicare Part B program to CMS on a quarterly basis and which CMS may use in determining payment rates for drugs under Medicare Part B.

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

Individual states in the US, as noted, have also passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits and implementing marketing cost disclosure and transparency measures. Some states require the submission of reports related to pricing information, including based on the introduction of new prescription drugs, certain increases in wholesale acquisition cost of prescription drugs, marketing of prescription drugs within the state, and sales of prescription drugs in or into the state. Some states may pursue available enforcement measures, including imposition of civil monetary penalties, for a manufacturer’s failure to report such information.

The coverage and reimbursement status of new or current products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for new or current products could limit our ability to market those products and decrease our ability to generate revenue.

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the US. Government authorities and third-party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any commercialized products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

The pricing, coverage and reimbursement of our product candidates, if commercialized, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. However, sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. As a result, we do not have assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The US government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit or delay sales of any of our future products. A decision by a third-party payor not to cover a product could reduce physician ordering and patient demand for any of our future products.

Our relationships with customers and third-party payors are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians, distributors, and third-party payors play a primary role in the distribution, recommendation, and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs.

●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, Companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.

●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

Our drug development activities involve the controlled use of potentially hazardous substances, including chemical, biological, and radioactive materials. In addition, our operations produce hazardous waste products, including hazardous waste. Federal, state, and local laws and regulations govern the use, manufacture, management, storage, handling and disposal of hazardous materials and wastes. We may incur significant additional costs or liabilities to comply with, or for violations of, these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. Further, in the event of a release of or exposure to hazardous materials, including at the sites we currently or formerly operate or at sites such as landfills where we send wastes for disposal, we could be held liable for cleanup costs or damages or subject to other costs or penalties and such liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials or under environmental laws. Compliance with or liability under applicable environmental laws and regulations or with respect to hazardous materials may be expensive, and current or future environmental regulations may impair our development and production efforts, which could harm our business, which could cause the price of our securities to fall.

RISKS RELATING TO OUR ORDINARY SHARES

The market price for our shares has and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares.

The market price for our shares has fluctuated and may continue to fluctuate and may result in substantial losses for purchasers of our ordinary shares. For example, in the year ended December 31, 2023, the last reported sales price of our ordinary shares on Nasdaq fluctuated between a low of $8.38 per share and a high of $11.92 per share. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold to third parties within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development, or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners, or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as the COVID-19 pandemic and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares;

●	the sale of large concentrations of our shares to third parties, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our then-largest shareholder divested its holdings in 2019;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination, or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

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

Based solely on our review of publicly available filings, as of December 31, 2023, our three largest shareholders collectively owned 45.5% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

We have never declared or paid cash dividends on our capital shares. Starting in September 2022, we undertook a capital return program of $325.3 million. As of December 31, 2023, we had repurchased $324.9 million of shares, and we repurchased the remaining $0.4 million in the capital return program during January 2024. There is no guarantee that we will implement another capital return program in the future. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

We are a smaller reporting company, and any decision on our part to comply only with reduced reporting and disclosure requirements applicable to such companies could make our ordinary shares less attractive to investors.

As of June 30, 2023, we qualified as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports. In addition, for so long as we remain a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of maintaining the trust and confidence of our investors, patients, business partners, and employees. Our board of directors are actively involved in the oversight of our risk management program, and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes, and practices are fully integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the international organization for standardization. In general, we seek to address cybersecurity risks through a comprehensive cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our cybersecurity program includes the following key elements:

●	Collaborative Approach

We have implemented a comprehensive cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards

We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

●	Incident Response and Recovery Planning

We have established and maintain comprehensive incident response and recovery plans that address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

●	Third-Party Risk Management

We maintain a comprehensive risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

●	Education and Awareness

We provide regular mandatory training for employees regarding cybersecurity threats as a means to equip our employees with effective tools and education to address cybersecurity threats and to communicate our evolving information security policies, standards, processes, and practices.

Governance

One of the key functions of our board of directors is informed oversight of our ERM, including risks from cybersecurity threats. Our board of directors receive regular presentations and reports on our cybersecurity risks, which have pertained to a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. The board of directors also receive prompt and timely information regarding any cybersecurity incident that meets reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed and resolved.

On an annual basis, the board of directors discuss our approach to cybersecurity risk management with management which includes our Chief Information Officer (“CIO”). Our CIO has overall operational responsibility for our cybersecurity risk management. To facilitate the success of our cybersecurity risk management program, we have an Infrastructure, Operations & Security Team (“IOS Team”) that is tasked with the responsibility to design, implement, and manage systems, processes, and policies to defend against cybersecurity threats and to respond to cybersecurity incidents. Working collaboratively across our Company, the IOS Team implements and maintains a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans.

ITEM 2. PROPERTIES

Our principal physical properties in the US consist of approximately 162,000 square feet of office and laboratory space leased in two buildings in South San Francisco, California. Of this office and laboratory space, approximately 99,000 square feet was subleased as of December 31, 2023. The South San Francisco lease expires in May 2030, and our subleases expire in September 2028 and May 2030. Our Irish subsidiary operates from approximately 700 square feet of leased office space in Dublin, Ireland, that expires in May 2024.

ITEM 3. LEGAL PROCEEDINGS

During January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of our patents listed in the FDA’s Orange Book for YUPELRI on the date of our receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, we filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of our Orange Book listed patents. We are seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision. Additional patents covering YUPELRI, granted on July 4, 2023 and January 2, 2024, were subsequently listed in FDA’s Orange Book. We filed additional patent infringement suits in the U.S. District Court for the District of New Jersey during August 2023 and January 2024. These suits have been consolidated with the above action. Further, the original complaint was amended during December 2023 to include certain patents not listed in the Orange Book.

As of February 28, 2024, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

Please also see “Item 1, Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” for additional information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares have traded on The Nasdaq Global Market under the symbol “TBPH” since June 3, 2014. As of February 23, 2024, there were 43 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of underlying shareholders represented by these shareholders of record.

Dividend Policy

We currently intend to retain any future earnings to finance our pharmaceutical development efforts. We have never declared or paid cash dividends on our ordinary shares and do not intend to declare or pay cash dividends on our ordinary shares in the foreseeable future.

Issuer Purchases of Equity Securities

On September 19, 2022, we announced that our board of directors had approved a $250.0 million share repurchase program, and on February 27, 2023, we announced that our board of directors had authorized a $75.0 million increase to the capital return program, bringing the total capital return program to $325.0 million. As of December 31, 2023, we had repurchased $324.8 million of shares, and, as of December 31, 2023, we had approximately $0.4 million remaining in the capital return program which was completed in early January 2024.

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2023. All shares purchased under the repurchase program were cancelled and ceased to be outstanding.

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number	Weighted	as Part of Publicly	Purchased Under the
	of Shares	Average Price	Announced Plans	Plans or Programs
Period	Purchased	Per Share (1)	or Programs	(in thousands)
October 1, 2023 to October 31, 2023	1,021,290	$9.089	1,021,290	$21,098	(2)
November 1, 2023 to November 30, 2023	1,006,792	10.099	1,006,792	10,931	(2)
December 1, 2023 to December 31, 2023	987,070	10.880	987,070	444	(2)
Total	3,015,152	$10.013	3,015,152

(1)	The weighted average price paid per ordinary share does not include the cost of commissions.
(2)	Gives effect to the $75.0 million increase in the size of our capital return program announced on February 27, 2023.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2023:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	reflected in column (a))
Options	2,232,136	$18.75	5,339,942
Restricted shares	3,995,750	n/a	n/a
Employee share purchase plan	n/a	n/a	2,453,502
Equity compensation plans approved by security holders	6,227,886	$18.75	7,793,444

Options	73,740	$15.64	346,281
Equity compensation plans not approved by security holders	73,740	$15.64	346,281
Total	6,301,626	$18.65	8,139,725

We have three equity compensation plans — our 2013 Equity Incentive Plan (the “2013 EIP”), as amended, our 2013 Employee Share Purchase Plan (the “2013 ESPP”), and our 2014 New Employee Equity Incentive Plan (the “2014 NEEIP”). At inception of the plans, we were authorized to issue 5,428,571 ordinary shares under the 2013 EIP and 857,142 ordinary shares under the 2013 ESPP, and 750,000 ordinary shares under the 2014 NEEIP.

The 2013 EIP provides for the issuance of share-based awards, including restricted shares, restricted share units, options, share appreciation rights (“SARs”) and other equity-based awards, to our employees, officers, directors, and consultants. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of our 2013 EIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier.

At the our Annual General Meeting of Shareholders on May 2, 2023, shareholders approved an amendment and restatement of the 2013 EIP to effect the following material changes to the existing plan (i) extend the term of the 2013 EIP by an additional ten years to February 14, 2033; (ii) eliminate the provision that provided for automatic annual increases in the number of shares available for issuance under the 2013 EIP; (iii) reduce the number of shares reserved for issuance by 3,808,287 shares; (iv) eliminate our ability to reprice options and share appreciation rights without first obtaining shareholder approval; and (v) remove certain provisions no longer necessary since the repeal of the exemption from the annual deduction limitation imposed by Section 162(m) of the Internal Revenue Code for performance-based compensation.

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

Management Overview

Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”) is a biopharmaceutical company primarily focused on the development and commercialization of medicines. Our focus is to create medicines that make a difference® in people’s lives.

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Ampreloxetine, our late-stage investigational once-daily norepinephrine reuptake inhibitor in development for the treatment of symptomatic neurogenic orthostatic hypotension (“nOH”) in patients with Multiple System Atrophy (“MSA”) has the potential to be a first in class therapy effective in treating a constellation of cardinal symptoms in MSA patients.

2023 Significant Developments

YUPELRI Sales Growth

In 2023, YUPELRI experienced sales growth and reached all-time high yearly net sales and profitability. Through the combined commercialization efforts with our partner Viatris Inc. (“Viatris”), total YUPELRI net sales increased by 9% to $221.0 million in 2023 compared to 2022. Hospital volumes, which we are directly responsible for, grew 46% in 2023 compared to 2022 and was a meaningful contributor to YUPELRI’s overall net sales growth for the year.

Initiation of Ampreloxetine New Phase 3 Clinical Study

In the first quarter of 2023, we initiated the ampreloxetine new Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite score as the primary endpoint. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA. The study is currently enrolling patients with 42 clinical sites open across 11 countries, as of February 26, 2024.

Capital Return Program

In 2023, we repurchased 18.63 million of our shares on the open market at a weighted average cost of $10.551 per share for an approximate aggregate cost of $196.6 million, excluding fees and expenses. Since the inception of the capital return program in September 2022 through its completion in early January 2024, we repurchased a total of 31.41 million shares at a weighted average cost of $10.354 per share for an approximate aggregate cost of $325.3 million which reduced our shares by 37% since the inception of the capital return program.

Discontinued Investment in Research

In February 2023, we announced that we discontinued our research activities, including the inhaled Janus kinase (JAK) inhibitor program, and prioritized our R&D resources toward the ampreloxetine Phase 3 study and the completion of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study. As a result of halting further investment in research activities, our headcount was reduced by approximately 17% in March 2023. We plan to seek a partnership to continue progression of our inhaled JAK inhibitor program.

Board Governance Changes

In 2023, we appointed three new independent directors reflecting our ongoing commitment to bringing new perspectives and complementary skills to the Company. In addition, we put forth a proposal to declassify the board of the directors over time which was approved at our May 2023 Annual General Meeting of Shareholders.

See “Item 1. Business” starting on page 4 for a more complete discussion of our business.

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

Future Contingent Milestone and Royalty Assets

The fair value of consideration received in connection with the sale of Theravance Respiratory Company, LLC (“TRC”) in July 2022 included an estimated $194.2 million in future contingent milestones and royalties that were recorded as a contingent consideration asset (“Contingent Consideration”) on our consolidated balance sheets on the transaction date. The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The fair value model involved significant unobservable inputs derived using our estimates. Our estimates were based in part on external data and reflected our judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY ELLIPTA net revenues which is considered a Level 3 fair value input. We periodically reassess the carrying value of the Contingent Consideration when indicators of impairment are identified, and we will recognize an impairment loss if the carrying value materially exceeds the reassessed fair value. We recognize any increases in the carrying value of the Contingent Consideration only when such contingent gains are realized.

Future Royalty Payment Contingency

We treat contingent liabilities related to sale of future royalties as debt financings, amortized under the effective interest method over the estimated life of the related expected royalty stream. The contingent liabilities related to sale of future royalties and the debt amortization are based on current estimates of the amount and timing of future royalty payments, including the potential for any future funding milestones. We periodically reassess the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. To the extent our estimates of the amount and timing of future royalty payments are materially greater or less than previous estimates, we will prospectively adjust the amortization of the contingent liability and effective interest rate.

Results of Operations

The following tables set forth our results of operations and management’s commentary for the 2023 period compared to the 2022 period.

Revenue

While Viatris Inc. (“Viatris”) records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
YUPELRI net sales (100% recorded by Viatris)	$220,962	$201,866	$19,096	9%
YUPELRI net sales (Theravance Biopharma implied 35%)	77,337	70,653	6,684	9

Our recognized revenue, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Viatris collaboration agreement	$57,201	$48,624	$8,577	18%
Viatris royalties (Non-US)	7	30	(23)	(77)
Collaboration revenue	216	192	24	13
Licensing revenue	—	2,500	(2,500)	NM
Total revenue	$57,424	$51,346	$6,078	12%

NM: Not Meaningful

We are entitled to a share of US profits and losses (65% to Viatris; 35% to Theravance Biopharma) received in connection with YUPELRI net sales. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Viatris collaboration agreement”. Any reimbursement from Viatris attributed to the 65% cost-sharing of our R&D expenses is characterized as a reduction of R&D expense, as we do not consider performing R&D services for reimbursement to be a part of our ordinary operations.

In 2023 and 2022, we recognized $57.2 million and $48.6 million, respectively, in revenue from the Viatris collaboration agreement, which represented an increase of 18%. The increase was driven primarily by (i) an increase in net sales as YUPELRI continued to increase its share of the long-acting nebulized COPD market in both the hospital and outpatient settings; and (ii) lower costs incurred by Viatris. YUPELRI continued to be profitable for us on a brand basis, and total YUPELRI net sales recorded by Viatris reached an all-time high for 2023 and for the most recent fourth quarter of $221.0 million and $60.6 million, respectively.

Licensing revenue was $2.5 million in 2022 and was related to a non-recurring development milestone payment from Pfizer Inc. (“Pfizer”) for the first patient dosed in a Phase 1 clinical trial of the skin-selective pan-JAK inhibitor program. In June 2023, we received notice from Pfizer terminating the Pfizer licensing agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program was returned to us. We did not recognize any licensing revenue in 2023.

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

4)	Facilities and other, which include office supplies, depreciation, and other allocated expenses, such as general and administrative support functions, office rent, and insurance.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year period:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Employee-related	$12,699	$17,924	$(5,225)	(29)%
Share-based compensation	8,048	12,888	(4,840)	(38)
External-related	14,473	18,200	(3,727)	(20)
Facilities, depreciation, and other allocated expenses	5,401	14,380	(8,979)	(62)
Total research & development	$40,621	$63,392	$(22,771)	(36)%

R&D expenses decreased by $22.8 million in 2023, or 36%, compared to 2022. The decrease was across all R&D categories and was primarily driven by our 2023 Strategic Actions announced in February 2023 which included the discontinuation of investment in our research activities. The $3.7 million decrease in external-related expenses was partially offset by increases related to the progression of the ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH, the completion of the YUPELRI Phase 4 study (PIFR-2), and the close out of discontinued programs.

R&D expenses directly attributed to the 2023 Strategic Actions and the restructuring announced in 2021 and completed during the third quarter of 2022 (the “2021 Restructuring”) are included in the Restructuring and Related Expenses section below.

Under certain of our collaborative arrangements, we receive partial reimbursement of employee-related costs and external costs, which have been reflected as a reduction of R&D expenses of $5.7 million and $6.7 million for 2023 and 2022, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year period, were as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Selling, general and administrative	$70,095	$67,073	$3,022	5%

In 2023, SG&A expenses increased by $3.0 million compared to 2022 and was primarily due to increases in external-related expenses of $4.9 million and SG&A allocated overhead expenses of $7.4 million. External-related expenses increased by $5.0 million and was primarily attributed to professional and financial advisory services and intellectual property protection services, such as the Hatch Waxman litigation, and the increase in SG&A allocated overhead expenses was driven by the reduction in our research activities which resulted in a larger absorption of such expenses by SG&A. Our cost reduction efforts led to decreases in employee-related expenses of $1.2 million, share-based compensation expenses of $2.9 million and facilities/other expenses of $5.1 million which partially offset the increases in external-related and allocated overhead expenses.

Share-based compensation expense related to selling, general and administrative expenses was $17.0 million and $19.8 million for 2023 and 2022, respectively.

SG&A expenses that were directly attributed to the 2023 Strategic Actions and the 2021 Restructuring are included in the Restructuring and Related Expenses section below. Following our 2023 Strategic Actions, we placed approximately 42,000 square feet of vacant office and laboratory space in South San Francisco on the market for sublease in March 2023. As of December 31, 2023, we evaluated the carrying value of our operating lease assets and leasehold improvements associated with the sublease space (approximately $10.9 million) and determined that the carrying amount of these assets was fully recoverable. As a result, we did not recognize an impairment charge in 2023. However, as the sublease market continues to evolve, it is possible that we will need to adjust our assumptions and record an impairment charge (non-cash) in a future period.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year period, were as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Restructuring and related expenses	$2,386	$5,840	$(3,454)	(59)%
Share-based compensation expense (non-cash)	357	6,998	(6,641)	(95)
Total restructuring and related expenses	$2,743	$12,838	$(10,095)	(79)%

Restructuring and related expenses of $2.7 million in 2023 were driven by the 2023 Strategic Actions and were primarily comprised of one-time R&D expenses related to one-time severance payments, employee-related separation costs, and the loss on sale of property and equipment. Cash-related expenses and non-cash related expenses associated with the 2023 Strategic Actions were $1.2 million and $1.5 million in 2023, respectively. We do not expect to recognize any additional restructuring and related expenses related to the 2023 Strategic Actions.

In 2022, we incurred higher restructuring and related expenses of $12.8 million as a result of the much broader reduction in workforce related to the 2021 Restructuring compared to the smaller reduction in workforce associated with the 2023 Strategic Actions.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Ampreloxetine royalty contingency (non-cash)	$(2,350)	$(974)	$(1,376)	141%
3.25% Convertible senior notes due 2023	—	(5,395)	5,395	NM
Total interest expense	$(2,350)	$(6,369)	$4,019	(63)%

NM: Not Meaningful

Interest expense was $2.4 million in 2023 compared to $6.4 million in 2022. The $4.0 million decrease in interest expense was due to the retirement of our 3.25% convertible senior notes in 2022. The interest expense in 2023 was non-cash interest expense associated with $25.0 million received from Royalty Pharma in July 2022 to fund the ampreloxetine Phase 3 clinical study (CYPRESS). We do not anticipate having any cash interest expense in the foreseeable future.

Loss on Extinguishment of Debt

Loss on extinguishment of debt, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Loss on extinguishment of debt	$—	$(3,034)	$3,034	NM	%

NM: Not Meaningful

In 2022, we incurred a $3.0 million loss on the extinguishment of our 3.25% convertible senior notes. The $3.0 million loss was comprised of transaction costs related to the extinguishment and the write-off of the remaining debt issuance cost. We no longer have any long-term debt.

Interest Income and Other Income (Expense), net

Interest and other income (expense), net, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Interest income and other income (expense), net	$9,116	$8,545	$571	7%

Interest income and other income (expense), net, increased slightly by $0.6 million in 2023 compared 2022. The $0.6 million increase was primarily due to (i) higher interest income related to an increase in investment yields and (ii) higher investment balances resulting from cash proceeds received from the TRELEGY Royalty Transaction in July 2022.

Provision for Income Tax Expense – Continuing Operations

The provision for income tax expense related to continuing operations, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Provision for income tax expense - Continuing operations	$(5,924)	$(9)	$(5,915)	NM	%

NM: Not Meaningful

In 2022, the provision for income tax expense was largely attributable to the sale of TRC, which was reported as part of discontinued operations (see discussion below). This sale was a non-recurring item, and therefore, all of the provision for income tax expense was recorded in continuing operations in 2023. As a result of the TRC sale in 2022, we released our entire valuation allowance against our federal deferred tax assets as of December 31, 2022. In 2023, this resulted in an increased provision for income tax expense as any changes in deferred tax expense or FIN48 positions were no longer sheltered by the valuation allowance.

Net Income from Discontinued Operations (After tax)

Net income from discontinued operations, after tax, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2023	2022	$	%
Net income from discontinued operations	$—	$964,956	$(964,956)	NM	%

NM: Not Meaningful

In 2022, the sale of TRC resulted in (i) income from our investment in TRC; (ii) interest expense related to our Non-Recourse 2035 Notes; and (iii) the net gain from the sale of our equity interests in TRC to be reclassified as net income from discontinued operations for 2022.

The $965.0 million in net income from discontinued operations for 2022 was primarily attributed to the $1,141.1 million net realized gain from the sale of our equity interests in TRC. This net gain was partially offset by a $24.0 million loss on the extinguishment of our Non-Recourse 2035 Notes and a $179.0 million provision for income tax expense in 2022. The income tax expense was primarily attributed to the net gain from the sale of our equity interests in TRC and was partially offset by the release of our valuation allowance on our US federal deferred tax assets.

We did not recognize any net income from discontinued operations in 2023.

Liquidity and Capital Resources

As of December 31, 2023, we had approximately $102.4 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt. In January 2024, we repurchased $0.4 million of our shares to complete our capital return program. Since the inception of the capital return program in September 2022, we successfully returned $325.3 million to our shareholders.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, expenses being higher than anticipated, the sales levels of YUPERLI, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities, including tax, litigation matters and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of our consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	Change
Net cash used in operating activities	$(26,997)	$(186,991)	$159,994
Net cash (used in) provided by investing activities	(32,697)	1,154,009	(1,186,706)
Net cash used in financing activities	(198,933)	(758,806)	559,873

Net cash flows used in operating activities

Net cash used in operating activities was $27.0 million in 2023, consisting of a net loss of $55.2 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $36.5 million and a net decrease in cash resulting from changes in operating assets and liabilities of $8.3 million.

Net cash used in operating activities was $187.0 million in 2022, of which $2.4 million was used in continuing operations and $184.6 million was used in discontinued operations, and consisted of net income of $872.1 million, adjustments for non-cash expenses and other reconciling items of ($1,098.8) million, primarily related to the net gain from the sale of our equity interests in TRC, and a net increase in cash resulting from changes in operating assets and liabilities of $39.7 million.

Net cash flows (used in) provided by investing activities

Net cash used in investing activities was $32.7 million in 2023, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $31.7 million and cash outflows from the net purchase and sale of property and equipment of $1.0 million.

Net cash provided by investing activities was $1,154.0 million in 2022, of which $58.9 million was from continuing operations and $1,095.1 million was from discontinued operations, and consisted primarily of $54.9 million in net cash inflow from the purchase and maturities of marketable securities and $1,095.1 million in net proceeds related to the sale of our equity interests in TRC.

Net cash flows used in financing activities

Net cash used in financing activities was $198.9 million in 2023, consisting primarily of $197.1 million of cash outflows related to the repurchase of ordinary shares as part of our capital return program.

Net cash used in financing activities was $758.8 million in 2022, of which $738.6 million was used in continuing operations and $20.2 million was used in discontinued operations, and consisted primarily of a $128.8 million cash outflow related to the repurchase of ordinary shares, a $631.6 million cash outflow related to the extinguishment of our debt, and a $20.2 million cash outflow related to the debt redemption premium associated with our previous non-recourse 2035 Notes. These cash outflows were partially offset by a $24.5 million cash inflow related to the funding of an additional Phase 3 study for the ampreloxetine program.

Contractual Obligations

In the table below, we set forth our significant contractual obligations, as well as obligations related to contracts that we are likely to continue, regardless of the fact that some were cancelable as of December 31, 2023. Some of the amounts that are included in this table are based on management’s estimates and assumptions regarding these obligations, including their duration. Because these estimates and assumptions are necessarily subjective, the amount of the obligations that we will pay in future periods may vary from those reflected in the table.

		Years
(In thousands)	Total	Within 1	1 to 3	3 to 5	After 5
Facility operating leases	$66,090	$3,897	$22,138	$23,218	$16,837
Purchase obligations (1)	36,507	24,347	12,160	—	—
Total	$102,597	$28,244	$34,298	$23,218	$16,837

(1)

Substantially all of this amount was comprised of open purchase orders, as of December 31, 2023, that were issued under existing contracts. This amount does not represent any minimum contract termination liabilities related to our existing contracts.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2023. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Recent Accounting Pronouncements

The information required by this item is included in “Item 8, Note 1. Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements can be found in “Item 15, Exhibits and Financial Statement Schedules,” of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

As a “smaller reporting company” and “non-accelerated filer” as defined under the rules and regulations of the SEC, we are not required to include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2023 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely.

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

The following financial statements and schedules of the Registrant have been appended to this Annual Report on Form 10-K:

2.	Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
2.1	Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
2.2**	Equity Purchase and Funding Agreement, dated as of July 13, 2022, by and between Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
3.1	Amended and Restated Memorandum and Articles of Association	8-K	May 3, 2023
4.1	Specimen Share Certificate	10-12B	April 30, 2014
4.2	Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014
4.3	Shelf Rights Plan Resolution	DEF 14A	March 21, 2018
4.4	Sales Agreement between Theravance Biopharma, Inc. and Cowen and Company, LLC dated December 3, 2019	S-3	December 3, 2019
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	December 31, 2019
4.6	Registration Rights Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020.	8-K	June 25, 2020
4.7	Waiver and Assignment of Registration Rights and Voting Agreement among GSK Finance (No.3) plc, Glaxo Group Limited and Theravance Biopharma, Inc. dated as of June 22, 2020.	8-K	June 25, 2020
10.1	Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.2	Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.3	Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
10.4+	Amended and Restated 2013 Equity Incentive Plan	8-K	May 3, 2023
10.5+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.6+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.7+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.8+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.9+	Forms of Equity Award Amendment	10-12B	May 7, 2014
10.10+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016
10.11+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016
10.12+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.13+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.14+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016
10.15+	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.16+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.17+	Form of Notice of Restricted Share Unit Award	10-Q	May 10, 2023
10.18+	Change in Control Severance Plan	10-12B	April 8, 2014
10.19+	Cash Bonus Program	10-12B	November 22, 2013
10.20+	Form of Indemnity Agreement	10-12B	April 30, 2014

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.21	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.22	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.23	Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.24	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.25	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.26	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.27	Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014	8-K	June 3, 2014
10.28	Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002 (1)
10.29	Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004 (2)
10.30	Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011 (3)
10.31	Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.32	Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.33	Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (4)
10.34	Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.35+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014
10.36+	Offer Letter with Richard Graham, Ph.D. dated August 12, 2015	10-Q	September 30, 2020
10.37+	Offer Letter with Brett Grimaud dated May 12, 2014	10-Q	May 10, 2023
10.38+	Offer Letter with Aziz Sawaf dated June 16, 2014	10-Q	May 10, 2023
10.39+	Offer Letter with Rhonda Farnum dated July 9, 1018
10.40**	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	10-K	December 31, 2020
10.41	Sale and Contribution Agreement, dated as of February 28, 2020, among Theravance Biopharma R&D, Inc., as the transferor, Triple Royalty Sub II LLC, as the transferee, and Theravance Biopharma, Inc.	8-K	March 04, 2020
10.42	Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020, by Theravance Biopharma R&D, Inc., as the initial sole equity member	8-K	March 04, 2020
10.43	Annex A - Rules of Construction and Defined Terms of the Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020	8-K	March 04, 2020
10.44	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.45	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.46*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	10-Q	August 5, 2019
10.47	Cooperation Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc, dated June 22, 2020	8-K	June 25, 2020
10.49**	Master Consent, dated as of July 13, 2022, by and among Glaxo Group Limited, Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
10.50

Release Agreement, dated as of July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC, Royalty Pharma Investments 2019 ICAV, Theravance Respiratory Company, LLC, Theravance Biopharma, Inc., Theravance Biopharma US Holdings, Inc. and Triple Royalty Sub II LLC

		8-K	July 14, 2022
10.51+**	First Amendment to the Theravance Biopharma, Inc. Change in Control Severance Plan	10-Q	November, 9, 2022
10.52

Cooperation Agreement, dated as of December 21, 2023, by and among Theravance Biopharma, Inc., a Cayman Islands exempted company, Irenic Capital Management LP, a Delaware limited partnership, Irenic Capital Management GP LLC, a Delaware limited liability company, Irenic Capital Evergreen Master Fund LP, a Cayman Islands limited partnership, and Irenic Capital Evergreen Fund GP LLC, a Delaware limited liability company

		8-K	December 21, 2023
21.1	Subsidiaries of Theravance Biopharma, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
97.1	Theravance Biopharma, Inc. Policy for the Recovery of Erroneously Awarded Compensation
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE BIOPHARMA, INC.
Date: March 1, 2024	By:	/s/ Rick E Winningham
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

Signature	Title	Date

/s/ Rick E Winningham Rick E Winningham	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2024

/s/ Aziz Sawaf Aziz Sawaf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2024
/s/ Laurie S. Alsup, M.D. Laurie S. Alsup, M.D.	Director	March 1, 2024
/s/ Eran Broshy Eran Broshy	Director	March 1, 2024
/s/ Jeremy T. Grant Jeremy T. Grant	Director	March 1, 2024
/s/ Susannah Gray Susannah Gray	Director	March 1, 2024
/s/ Jim Kelly Jim Kelly	Director	March 1, 2024

Signature	Title	Date

/s/ Burton G. Malkiel, Ph.D. Burton G. Malkiel, Ph.D.	Director	March 1, 2024
/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 1, 2024
/s/ Donal O’Connor Donal O’Connor	Director	March 1, 2024
/s/ Deepika R. Pakianathan, Ph.D. Deepika R. Pakianathan, Ph.D.	Director	March 1, 2024

F

Theravance Biopharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Management’s Estimates of the Amount and Timing of Ampreloxetine Royalties

Description of the Matter

As more fully described in Note 10 to the consolidated financial statements, during 2022 the Company received $25 million from Royalty Pharma Investments (RPI) in exchange for royalties on future sales of ampreloxetine (“ampreloxetine funding”).

The ampreloxetine funding is accounted for as a contingent liability that is accreted based on management’s estimates of the amount and timing of future royalty payments to RPI.  On a periodic basis, the Company reviews the significant inputs used to estimate the ampreloxetine liability to assess whether there are indicators that suggest changes to the amount and timing of future royalty payments to RPI are required. Any such changes are accounted for prospectively.

Auditing management’s assessment of whether changes to the amount and timing of future royalty payments to RPI are required was complex due to the subjective nature of the factors that can influence future sales of ampreloxetine, a number of which are not within the Company’s control. Management’s royalty forecast involves significant unobservable inputs including forecasted ampreloxetine revenues, the expected term of the royalty stream, as well as the overall probability of ampreloxetine’s clinical trial success.

How We Addressed the Matter in Our Audit

We gained an understanding of and tested management’s identification of the factors that significantly influence the amount and timing of royalties payable to RPI. We assessed management’s process for appropriateness by (i) performing inquiries of internal personnel responsible for commercial forecasting and clinical operations overseeing the ampreloxetine phase 3 clinical trial, (ii) corroborating assumptions against external market research and industry data, and (iii) evaluating whether assumptions were consistent with evidence obtained in other areas of the audit. We also reviewed press releases and other relevant third-party data for evidence indicating whether a material change in future royalty forecasts was necessary. Lastly, we performed sensitivity analyses to quantify the impact of any such changes.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Mateo, California

March 1, 2024

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$39,545	$298,172
Short-term marketable securities	62,881	29,312
Receivables from collaborative arrangements	17,474	16,785
Prepaid clinical and development services	2,038	1,513
Other prepaid and current assets	11,603	7,682
Total current assets	133,541	353,464
Property and equipment, net	9,068	11,875
Operating lease assets	36,287	40,126
Future contingent milestone and royalty assets	194,200	194,200
Restricted cash	836	836
Other assets	8,067	6,899
Total assets	$381,999	$607,400

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,524	$1,554
Accrued personnel-related expenses	6,443	10,314
Accrued clinical and development expenses	2,246	4,932
Accrued general and administrative expenses	2,900	4,020
Operating lease liabilities	3,923	6,753
Tenant improvement payable to sublessee	6,490	—
Other accrued liabilities	1,241	1,142
Total current liabilities	24,767	28,715
Long-term operating lease liabilities	45,236	45,407
Future royalty payment contingency	27,788	25,438
Long-term deferred revenue	—	192
Unrecognized tax benefits	65,294	64,191
Other long-term liabilities	5,919	1,657
Commitments and contingencies

Shareholders’ Equity
Preferred shares, $0.00001 par value: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value: 200,000 shares authorized; 48,091 and 65,227 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	1
Additional paid-in capital	1,122,164	1,295,725
Accumulated other comprehensive loss	(65)	(15)
Accumulated deficit	(909,104)	(853,911)
Total shareholders’ equity	212,995	441,800
Total liabilities and shareholders’ equity	$381,999	$607,400

See accompanying notes to consolidated financial statements

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022

Revenue:
Viatris collaboration agreement	$57,201	$48,624
Viatris royalties (Non-US)	7	30
Collaboration revenue	216	192
Licensing revenue	—	2,500
Total revenue	57,424	51,346

Expenses:
Research and development (1)	40,621	63,392
Selling, general and administrative (1)	70,095	67,073
Restructuring and related expenses (1)	2,743	12,838
Total expenses	113,459	143,303

Loss from operations	(56,035)	(91,957)
Interest expense (2)	(2,350)	(6,369)
Loss on extinguishment of debt	—	(3,034)
Interest income and other income (expense), net	9,116	8,545
Loss from continuing operations before income taxes	(49,269)	(92,815)
Provision for income tax expense	(5,924)	(9)
Net loss from continuing operations	(55,193)	(92,824)

Income from discontinued operations before income taxes	—	1,143,930
Provision for income tax expense	—	(178,974)
Net income from discontinued operations	—	964,956

Net income (loss)	$(55,193)	$872,132

Net income (loss) per share:
Continuing operations - basic and diluted	$(1.00)	$(1.26)
Discontinued operations - basic and diluted	$—	$13.11
Net income (loss) - basic and diluted	$(1.00)	$11.85

Shares used to compute basic and diluted net income (loss) per share	55,303	73,591

(1)	Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Research and development	$8,048	$12,888
Selling, general and administrative	16,966	19,848
Restructuring and related expenses	357	6,998
Total share-based compensation expense	$25,371	$39,734

(2)	Interest expense for the year ended December 31, 2023 was comprised of non-cash interest expense only.

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2023	2022
Net income (loss)	$(55,193)	$872,132
Other comprehensive loss:
Net unrealized loss on available-for-sale investments, net of tax	(50)	(15)
Comprehensive income (loss)	$(55,243)	$872,117

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	74,435	$1	$1,387,469	$—	$(1,726,043)	$(338,573)
Repurchase of ordinary shares, net of transaction costs	(12,739)	—	(128,830)	—	—	(128,830)
Proceeds from ESPP purchases	118	—	802	—	—	802
Employee share-based compensation expense	—	—	39,734	—	—	39,734
Issuance of restricted shares	3,764	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(351)	—	(3,450)	—	—	(3,450)
Net unrealized loss on marketable securities	—	—	—	(15)	—	(15)
Net income	—	—	—	—	872,132	872,132
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(18,634)	(1)	(197,051)	—	—	(197,052)
Proceeds from ESPP purchases	86	—	619	—	—	619
Employee share-based compensation expense	—	—	25,371	—	—	25,371
Issuance of restricted shares	1,651	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(239)	—	(2,500)	—	—	(2,500)
Net unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(55,193)	(55,193)
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net (loss) income	$(55,193)	$872,132
Less: Net income from discontinued operations	—	(964,956)
Net loss from continuing operations	(55,193)	(92,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,001	3,716
Amortization and accretion income, net	(1,897)	(681)
Future royalty payment contingency interest accretion	2,350	974
Share-based compensation	25,371	39,734
Gain on sale of Velusetrag	—	(2,709)
(Gain) loss on disposal of property and equipment	1,352	(8)
Amortization of right-of-use assets	4,152	3,989
Deferred income taxes	3,207	—
Loss on extinguishment of debt	—	3,034
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	(689)	(2,720)
Prepaid clinical and development services	(526)	8,733
Other prepaid and current assets	(3,921)	(704)
Right-of-use lease assets	(314)	(4,424)
Other assets	(1,233)	(3,802)
Accounts payable	6	(1,612)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(7,095)	(14,086)
Accrued interest payable	—	(1,246)
Deferred revenue	(216)	(192)
Operating lease liabilities	(3,001)	(1,024)
Unrecognized tax benefits	1,102	63,952
Other long-term liabilities	7,547	(525)
Net cash used in operating activities - continuing operations	(26,997)	(2,425)
Net cash used in operating activities - discontinued operations	—	(184,566)
Net cash used in operating activities	(26,997)	(186,991)

Investing activities
Purchases of property and equipment	(2,488)	(572)
Purchases of marketable securities	(134,534)	(103,145)
Maturities of marketable securities	31,435	158,000
Sale of short-term investments and marketable securities	71,377	17
Proceeds from the sale of Velusetrag	—	2,709
Proceeds from the sale of property and equipment	1,513	1,866
Net cash (used in) provided by investing activities - continuing operations	(32,697)	58,875
Net cash provided by investing activities - discontinued operations	—	1,095,134
Net cash (used in) provided by investing activities	(32,697)	1,154,009

Financing activities
Ordinary share repurchases	(197,051)	(128,830)
Proceeds from ampreloxetine funding, net	—	24,464
Principal payment on 2035 notes	—	(399,998)
Principal payment on 2023 notes	—	(231,605)
Proceeds from ESPP purchases	618	802
Repurchase of shares to satisfy tax withholding	(2,500)	(3,450)
Net cash used in financing activities - continuing operations	(198,933)	(738,617)
Net cash used in financing activities - discontinued operations	—	(20,189)
Net cash used in financing activities	(198,933)	(758,806)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(258,627)	208,212
Cash, cash equivalents, and restricted cash at beginning of period	299,008	90,796
Cash, cash equivalents, and restricted cash at end of period	$40,381	$299,008

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$22,244
Cash paid for income taxes, net	$24	$117,966

Supplemental disclosure of non-cash investing and financing activities
Recognition of tenant improvement allowance assigned to sublease	$6,490	$—

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

Basis of Presentation

The Company’s consolidated financial statements as of December 31, 2023 and 2022, and for the year ended December 31, 2023 and 2022 have been prepared in conformity with United States (“US”) Generally Accepted Accounting Principles ("GAAP"), and the US Securities and Exchange (“SEC”) regulations for annual reporting.

On July 20, 2022, the Company completed a monetization of its ownership interests in a significant equity method investment which had a major effect on the Company’s financial results for the year ended December 31, 2022 (see “Note 9. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations”). In accordance with GAAP, the transaction was accounted for as a sale of a financial asset, and the results of the sale were included as discontinued operations on these consolidated financial statements.

Certain prior period amounts in the “Notes to Consolidated Financial Statements” have been reclassified. The reclassifications had no impact on previously reported aggregate financial position, results of operations, cash flows, or disclosures.

Principles of Consolidation

The consolidated financial statements include the accounts of Theravance Biopharma and its wholly-owned subsidiaries, all of which are denominated in US dollars. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures in the consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Due to the inherent uncertainty in making estimates, actual results in future periods could differ materially from those estimates.

Segment Reporting

The Company has determined that its chief executive officer is the chief operating decision maker (“CODM”). A single management team reports to the CODM who comprehensively manages the entire business. The Company’s business offerings have similar economics and other characteristics, including the nature of products, types of customers, distribution methods, and regulatory environment. As a result, the Company has concluded that it operates in a single segment which is the development and commercialization of human therapeutics.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less on the date of purchase to be cash equivalents. Cash equivalents are carried at cost which approximates fair value due to their short-term nature.

Restricted Cash

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. See “Note 5. Cash, Cash Equivalents, and Restricted Cash” for more information.

Investments in Marketable Securities

The Company invests in marketable securities, primarily commercial paper, corporate notes, US government bonds and US government agency bonds. Marketable debt securities with original maturities of greater than three months and remaining maturities of less than 12 months are considered short-term investments. Marketable debt securities with maturities greater than 12 months are considered long-term investments. The Company determines the appropriate classification of the marketable securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company classifies its marketable securities as available-for-sale securities and reports them at fair value in cash and cash equivalents or marketable securities on the consolidated balance sheets.

Unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in shareholders’ equity of the consolidated balance sheets and as a component of total comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included as a component of interest and other income (loss) on the consolidated statements of operations and comprehensive income (loss).

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

The Company accounts for credit losses on available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”), Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Under ASC 326, the Company regularly reviews its debt securities in an unrealized loss position to determine if the unrealized loss was credit-related or noncredit-related. The factors considered in determining whether credit losses exist include, but are not limited to, the creditworthiness of the security issuers, the severity and duration of the unrealized losses, any adverse conditions specifically related to the security, an industry, or geographic area, and whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the security’s amortized cost basis. The Company did not recognize any credit losses on available-for-sale debt securities for either the year ended December 31, 2023 or 2022.

Fair Value of Financial Instruments

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1 — Unadjusted quoted prices for identical instruments in active markets;

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable (e.g., interest rates, yield curves, etc.); and

Level 3 — Unobservable inputs and little, if any, market activity which require the Company to develop its own assumptions.

The Company’s financial instruments include cash equivalents, marketable securities, receivables from collaborative arrangements, accounts payable, and accrued liabilities. Cash equivalents and marketable securities are carried at estimated fair value and remeasured on a recurring basis. The carrying value of receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

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

Concentration of Credit Risks

The Company invests in a variety of financial instruments and, based on its policy, limits the amount of credit exposure with any one issuer, industry, or geographic area for investments other than instruments backed by the US federal government.

The Company’s future contingent milestone and royalty assets and receivables primarily relate to amounts due under its collaboration and other agreements. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to its collaboration agreements. The Company performs periodic evaluations of its customers and generally does not require collateral. For the year ended December 31, 2023 and 2022, the Company did not experience any losses related to its receivables.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives as presented in the table below. Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are removed from the consolidated balance sheet and any resulting gain or loss is reflected in the consolidated statement of operations in the period realized.

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Leases

The Company determines whether a contract is or contains a lease at inception of the arrangement. In evaluating whether a contract is indicative of a lease, the Company considers all relevant facts and circumstances to assess whether the arrangement has extended to the Company the right to both (i) obtain substantially all the economic benefits from use of an identified asset and (ii) direct the use of the identified asset. To the extent that the Company determines a contract represents a lease, the arrangement is classified as either an operating lease or a finance lease, with the classification affecting the presentation and pattern of expense recognition in the consolidated statements of operations. The Company did not have any finance leases at either December 31, 2023 or 2022.

Operating lease assets represent the Company’s right to use an underlying asset over the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the leasing arrangement. The Company records operating leases on the consolidated balance sheets through an operating lease asset and a corresponding short-term and long-term operating lease liability, as applicable. Lease liabilities are measured based on the present value of lease payments over the lease term discounted at the implicit interest rate at the commencement date of the leasing arrangement, when readily available or using the Company’s incremental borrowing rate, if the implicit rate is not determinable. The incremental borrowing rate is considered the estimated rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company measures its operating lease assets based on the corresponding operating lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date, (ii) any initial direct costs incurred, and (iii) tenant incentives granted under the lease contract.

In calculating operating lease assets and liabilities, the Company may elect to combine lease and non-lease components based on the asset type. When combining lease and non-lease components, the Company would account for the lease and non-lease components as a single lease component. The Company’s lease terms may include options to extend the lease only when it is reasonably certain that such options will be exercised, and the Company recognizes lease expense on a straight-line basis over the lease term.

Operating lease assets and operating lease liabilities are remeasured upon reassessment events and modifications to leases using the present value of remaining lease payments and incremental borrowing rate at the time of remeasurement, as applicable. Operating lease assets are evaluated for possible impairment in accordance with the Company’s long-lived assets policy.

The Company recognizes variable lease payments as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company.

The Company has elected to not recognize operating lease assets or liabilities for leases that have a lease term of 12 months or less at commencement date, and the lease expense related to these short-term lease arrangements is recognized on a straight-line basis over the term of the lease.

Future Contingent Milestone and Royalty Assets

The fair value of consideration received in connection with TRC Transaction in July 2022 (see “Note 9. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations”) included an estimated $194.2 million in future contingent milestones and royalties that were recorded as a contingent consideration asset (“Contingent Consideration”) on the Company’s consolidated balance sheets on the TRC Transaction date. The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The fair value model involved significant unobservable inputs derived using Company estimates. The Company’s estimates were based in part on external data and reflected its judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. The Company periodically reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified, and the Company will recognize an impairment loss if the carrying value materially exceeds the reassessed fair value. The Company recognizes any increases in the carrying value of the Contingent Consideration only when such contingent gains are realized.

Future Royalty Payment Contingency

The Company treats contingent liabilities related to sale of future royalties (see “Note 10. Ampreloxetine Funding”) as debt financings, amortized under the effective interest method over the estimated life of the related expected royalty stream. The contingent liabilities related to sale of future royalties and the debt amortization are based on current estimates of the amount and timing of future royalty payments, including the potential for any future funding milestones. The Company periodically reassesses the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. To the extent the Company’s estimates of the amount and timing of future royalty payments are materially greater or less than previous estimates, the Company will prospectively adjust the amortization of the contingent liability and effective interest rate.

Impairment of Long-Lived Assets

The Company regularly reviews long-lived assets, including operating lease assets, to determine whether indicators of impairment may exist. If indications of impairment exist, the Company performs a test of recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its useful life to the carrying value of the long-lived asset. If the carrying value of the long-lived asset exceeds such estimated undiscounted cash flows, the Company would determine the estimated fair value of the long-lived assets generally using the estimated discounted future cash flows to recognize an impairment loss on the long-lived asset. The Company did not recognize any impairment losses related to its long-lived assets for either the year ended December 31, 2023 or 2022.

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

Research and Development Expenses

Research and development (“R&D”) expenses are recorded in the period that services are rendered or goods are received. R&D expenses consist of salaries and benefits facility costs, and fees paid to third parties that conduct certain clinical study activities on behalf of the Company, net of certain external R&D expenses reimbursed under the Company’s collaborative arrangements.

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

•	estimating and accruing expenses in the Company’s consolidated financial statements as of each balance sheet date based on facts and circumstances known to it at the time; and

•	periodically confirming the accuracy of the Company’s estimates with selected service providers and making adjustments, if necessary.

Examples of estimated R&D expenses that the Company may accrue include:

•	fees paid to investigative sites in connection with clinical studies;

•	fees paid to contract manufacturing organizations (“CMOs”) in connection with the production of clinical study materials; and

•	professional service fees for consulting and related services.

The Company bases its expense accruals related to clinical studies on its estimates of the services received and efforts expended pursuant to contracts with multiple research institutions that conduct and manage clinical studies on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors, such as the successful enrollment of patients and the completion of clinical study milestones. The Company’s service providers typically invoice it monthly in arrears for services performed. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the Company does not identify costs that it has begun to incur or if it underestimates or overestimates the level of services performed or the costs of these services, the Company’s actual expenses could differ from its estimates.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses are recorded in the period that services are rendered or goods are received. SG&A expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

Advertising expenses within selling, general and administrative expenses, including promotional expenses, were $5.1 million and $8.0 million for the year ended December 31, 2023 and 2022, respectively.

Share-Based Compensation

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

The Company determines the fair value of RSUs to be the closing market price of the Company's common shares on the day of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of share options granted under its equity incentive plans and rights to acquire shares granted under its employee share purchase plan (“ESPP”). The Black-Scholes-Merton option pricing model requires the use of assumptions, including: (i) the expected term of the options and ESPP purchases; (ii) the share’s expected dividend yield; (iii) the expected share price volatility; and (iv) the risk-free interest rate. The expected share price volatility is based on the historical volatility, and the risk-free interest rate is based on the US Treasury rate commensurate with the expected term of the associated award. The Company previously used the “simplified” method as described in Staff Accounting Bulletin No. 107, Share-Based Payment, to estimate expected option term. However, during 2023, the Company concluded that it had sufficient exercise data and transitioned to estimating the expected option term based on its historical option exercise behavior. The change in expected term methodology did not have a material impact to the financial statements.

The Company may also issue performance-contingent RSUs that settle in the Company’s ordinary shares. The fair value of the performance-contingent RSUs is determined on the day of grant using the number of shares expected to be vested and the ending market value of the shares on the grant date. The number of shares expected to vest is determined by assessing the probability that the performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. For performance-contingent RSUs, the Company recognizes share-based compensation expense over the requisite service period using the accelerated attribution method when achievement of the performance criteria is considered probable based on the Company’s best estimate at the end of each reporting period.

The Company may also issue market-based RSUs that settle in the Company’s ordinary shares. Market-based RSUs vest upon the Company’s shares meeting certain market-based price targets followed by a service period. The fair value of the market-based RSUs is determined using a Monte-Carlo valuation model. Share-based compensation expense is recognized over the requisite service period regardless of whether or not the market-based price targets are deemed probable, and the share-based compensation expense is not reversed solely because the market-based price target is not achieved.

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

The Company’s total gross unrecognized tax benefits associated with uncertain tax positions of $79.5 million and $76.0 million, as of December 31, 2023 and December 31, 2022, respectively, may reduce the effective tax rate in the period of recognition. The Company released its federal valuation allowance as of December 31, 2022. As a result, the statutes of limitations have started on the Company’s federal unrecognized tax benefits. The timing of the effective tax rate benefit is dependent on the expiration of these statutes of limitations, as well as any favorable settlement of the Company’s uncertain positions in the future.

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

Net Income (Loss) per Share and Anti-dilutive Securities

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income (loss) per share is computed by increasing the weighted-

average number of shares outstanding for the dilutive effect of potential ordinary shares determined using the treasury stock method. Potential ordinary shares include outstanding share options, ordinary shares expected to be issued under the Company’s ESPP, RSUs, and performance-contingent RSUs for which the performance or market vesting conditions have been deemed probable. Performance-contingent RSUs with performance or marketing vesting conditions that have been deemed not probable as of the end of the period are not included in the diluted net income (loss) per share computation.

	Year Ended December 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net loss from continuing operations	$(55,193)	$(92,824)
Net income from discontinued operations	—	964,956
Net income (loss)	(55,193)	872,132

Denominator:
Weighted-average ordinary shares outstanding	55,303	73,591
Less: weighted-average ordinary shares subject to forfeiture	—	—
Weighted-average ordinary shares outstanding - basic and diluted	55,303	73,591

Net income (loss) per share:
Continuing operations - basic and diluted	$(1.00)	$(1.26)
Discontinued operations - basic and diluted	$—	$13.11
Net income (loss) per share - basic and diluted	$(1.00)	$11.85

In accordance with ASC 260, Earnings Per Share, if a company incurred a net loss related to its continuing operations, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the year ended December 31, 2023 and 2022, the Company recognized net losses from continuing operations. As a result, the following potential ordinary shares were not included in the computation of diluted net loss per share for both continuing operations and discontinuing operations because including them would have had an anti-dilutive effect:

	Year Ended December 31,
(In thousands)	2023	2022
Options	2,348	2,601
Restricted shares	1,523	2,851
Employee share purchase plan	45	35
Total	3,916	5,487

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements income tax disclosures.

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

In the US, Viatris is leading the commercialization of YUPELRI, and the Company co-promotes the product under a profit and loss sharing arrangement (65% to Viatris; 35% to the Company). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay the Company a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Viatris also holds exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan, and the Company is eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin in this region, if approved. Viatris is responsible for all aspects of development and commercialization in the China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. Viatris is the principal in the sales transactions, and as a result, the Company does not reflect the product sales in its consolidated financial statements.

As of December 31, 2023, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

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

Following the FDA approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the year ended December 31, 2023 and 2022, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2023	2022
Viatris collaboration agreement – Amounts receivable from Viatris	$57,201	$48,624
Viatris royalties (Non-US)	7	30
Total	$57,208	$48,654

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared expenses, as presented below:

	Year Ended December 31,
(In thousands)	2023	2022
YUPELRI net sales (Theravance Biopharma implied 35%)	$77,337	$70,653

Other Collaborative Arrangement Revenues

The Company’s other collaborative arrangement revenues consisted of:

	Year Ended December 31,
(In thousands)	2023	2022
Viatris	$216	$24
Other	—	168
Total collaboration revenue	$216	$192

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Year Ended December 31,
(In thousands)	2023	2022
Viatris	$5,723	$6,682

Revenue from Licensing Arrangements

Pfizer

In December 2019, the Company entered into a global license agreement with Pfizer Inc. (“Pfizer”) for its preclinical skin-selective, locally-acting pan-JAK inhibitor program (the “Pfizer Agreement”). The compounds in this program are designed to target validated pro-inflammatory pathways and are specifically designed to possess skin-selective activity with minimal systemic exposure. Under the Pfizer Agreement, Pfizer had an exclusive license to develop, manufacture and commercialize certain compounds for all uses other than gastrointestinal, ophthalmic, and respiratory applications. The Company received an upfront cash payment of $10.0 million in 2019, and for the year ended December 31, 2022, the Company recognized $2.5 million in licensing revenue related to a development milestone payment from Pfizer for the dosing of the first patient in the Phase 1 clinical trial. In June 2023, the Company received notice from Pfizer terminating the Pfizer Agreement, effective as of October 7, 2023, at which time the skin-selective pan-JAK inhibitor program was returned to the Company.

3. Segment Information

The Company operates in a single segment, which is the development and commercialization of human therapeutics. The following table summarizes total revenue by geographic region based on the location of the Company’s customers or collaboration partners:

	Year Ended December 31,
(In thousands)	2023	2022
US	$57,201	$51,124
Europe	223	222
Total revenue	$57,424	$51,346

The following table summarizes total revenue from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total revenue (as a percentage of total revenues) during the most recent three years:

	Year Ended December 31,
(% of total revenue)	2023	2022
Viatris	100%	95%

Viatris accounted for 100% of the Company’s receivable from collaborative arrangements as of December 31, 2023 and 2022.

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

	December 31,
(In thousands)	2023	2022
Cash and cash equivalents	$39,545	$298,172
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$40,381	$299,008

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the consolidated balance sheets.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency gains of $0.06 million for the year ended December 31, 2023 and net realized and unrealized foreign currency losses of $0.9 million for the year ended December 31, 2022. These amounts are included in the Company’s consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		December 31, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,848	$—	$(29)	$29,819
US government agency securities	Level 2	4,428	—	(8)	4,420
Corporate notes	Level 2	28,670	4	(32)	28,642
Marketable securities		62,946	4	(69)	62,881
Money market funds	Level 1	26,179	—	—	26,179
Total		$89,125	$4	$(69)	$89,060

		December 31, 2022
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$24,873	$8	$—	$24,881
US government agency securities	Level 2	20,869	4	—	20,873
Commercial paper	Level 2	37,307	—	(27)	37,280
Marketable securities		83,049	12	(27)	83,034
Money market funds	Level 1	220,508	—	—	220,508
Total		$303,557	$12	$(27)	$303,542

As of December 31, 2023, all of the Company’s available-for-sale securities had contractual maturities within six months, and the weighted-average maturity of marketable securities was less than two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the year ended December 31, 2023 or 2022.

Available-for-sale debt securities with unrealized losses are summarized below:

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$29,819	$(29)	$—	$—	$29,819	$(29)
US government agency securities	4,420	(8)	—	—	4,420	(8)
Corporate notes	23,641	(32)	—	—	23,641	(32)
Total	$57,880	$(69)	$—	$—	$57,880	$(69)

	December 31, 2022
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$37,280	$(27)	$—	$—	$37,280	$(27)
Total	$37,280	$(27)	$—	$—	$37,280	$(27)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of December 31, 2023, and there were no individual securities that were in a significant unrealized loss position as of December 31, 2023.

For the year ended December 31, 2023, the Company sold marketable securities for total proceeds of $71.4 million. The sales were based on the specific identification method, and the realized net gain from the sale was immaterial. For the year ended December 31, 2022, the Company did not sell any marketable securities.

7. Property and Equipment

Property and equipment are held predominantly in the US and consisted of the following:

	December 31,
(In thousands)	2023	2022
Computer equipment	$1,883	$1,921
Software	762	1,088
Furniture and fixtures	1,738	1,674
Laboratory equipment	60	15,445
Leasehold improvements	26,207	24,583
Subtotal	30,650	44,711
Less: accumulated depreciation	(21,582)	(32,836)
Property and equipment, net	$9,068	$11,875

For the year ended December 31, 2023 and 2022, depreciation expense for property and equipment was $1.9 million and $2.6 million, respectively.

As a result of strategic actions announced in February 2023 (see “Note 16. 2021 Restructuring and 2023 Strategic Actions”), the Company completed an auction of certain R&D laboratory equipment in 2023 with a carrying value of $2.7 million. The Company received net proceeds of $1.5 million and recognized a non-cash loss of $1.2 million resulting from the auction.

8. Leases

South San Francisco Lease and Subleases

As of December 31, 2023, the Company leased approximately 162,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”). The lease includes a tenant improvement allowance that expires in November 2024 and had a remaining balance of $6.8 million and $8.9 million, as of December 31, 2023 and 2022, respectively.

In June 2022, the Company entered into a non-cancelable agreement under which it subleased approximately 78,000 square feet of its South San Francisco office and laboratory space to an unaffiliated company. The sublease term continues through May 2030, consistent with the remaining lease term of the SSF Lease, and the subtenant has no option to extend the sublease. Under the terms of the sublease, the Company is entitled to receive an initial monthly base rent of $0.5 million which will be subject to annual increases of 3%, as well as the subtenant’s proportionate share of the property’s operating expenses. As part of the sublease terms, the subtenant was allocated $6.5 million of the Company’s $8.9 million remaining tenant improvement allowance in June 2022. The Company expects to receive a total of $51.7 million in base rent over the sublease term which represents a $13.5 million premium (before sublease execution-related costs) over its proportionate lease payment obligations under the SSF Lease. Under the terms of the SSF Lease, 50% of the sublease premium, equal to approximately $6.7 million, shall be shared with the landlord and 50% shall be retained by the Company.

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

See “Note 16. 2021 Corporate Restructuring Completion and 2023 Strategic Actions” for information regarding the impairment evaluation related to additional South San Francisco office and laboratory space that is available for sublease as of December 31, 2023.

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

Following the execution of the Lease Assignment, in May 2022, the Company entered into a new operating lease agreement for approximately 700 square feet of office space in Dublin, Ireland, effective June 2022. The lease has a two-year term ending in May 2024, and the Company may terminate the lease by providing three months prior written notice. Under the new lease, the Company will incur total base rent expense of approximately $0.4 million (or $0.2 million annually) which is recognized on a straight-line basis over the two-year lease term. The Company’s annual straight-line base rent for its previous Dublin Lease was approximately $0.4 million.

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

(In thousands)	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Operating lease assets	$36,287	$40,126

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$3,923	$6,753
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	45,236	45,407
Total operating lease liabilities		$49,159	$52,160

In 2023, the Company recognized an increase to other assets and other current liabilities of $6.5 million for lessor tenant improvement allowances that have been assigned to its sublessees. The assigned tenant improvement allowance recorded as other assets is amortized over the lease term, and the assigned tenant improvement allowance recorded as a current liability will expire in November 2024.

Lease expense and sublease income were included within operating expenses in the consolidated statements of operations as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2023	December 31, 2022
Operating lease expense (1)	Selling, general and administrative expense	$8,548	$8,314

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2023	December 31, 2022
Operating sublease income	Selling, general and administrative expense	$8,361	$5,420
(1)	Represents operating lease expense before sublease income. Excludes short-term leases which were not material and office lease service-related charges.

Supplemental information related to leases for the periods reported was as follows:

	Year Ended	Year Ended
(In thousands, except weighted average amounts)	December 31, 2023	December 31, 2022
Operating cash flows from operating leases	$9,966	$9,312
Weighted average remaining lease term	6.4 years	7.4 years
Weighted average discount rate	8.64%	8.63%

The Company determined that an implicit interest rate of its leases were not determinable and, therefore, used an incremental borrowing rate to determine the present value of its lease liabilities. The Company’s incremental borrowing rate was primarily derived from the 9.0% interest rate on its previously issued Non-Recourse 2033 Notes in November 2018 and did not involve any significant assumptions.

As of December 31, 2023, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Year ending December 31:
2024	$3,897
2025	10,940
2026	11,198
2027	11,479
2028	11,739
Thereafter	16,837
Total operating lease payments	$66,090
Less: Estimated tenant improvement allowance	(6,838)
Less: Imputed interest	(10,093)
Present value of operating lease liabilities	$49,159

As of December 31, 2023, the undiscounted cash flows to be received related to the Company’s subleases were as follows:

(In thousands)
Year ending December 31:
2024	$7,944
2025	8,181
2026	8,425
2027	8,675
2028	8,412
Thereafter	10,089
Total operating sublease receipts	$51,726

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

At the closing of the TRC Transaction (the “Closing”), the Company received approximately $1.1 billion in cash. From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for the Assigned Collaboration Products being met, Royalty Pharma is obligated to make certain cash payments to the Company (the “Milestone Payments”), which are not to exceed $250.0 million in aggregate. For the year ended December 31, 2023, the minimum royalty amount was not achieved, and the remaining aggregate Milestone Payments available to the Company is $200.0 million.

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

The Company evaluated the TRC Transaction under ASC 860, Transfers and Servicing of Financial Assets, (“ASC 860”) and determined that the future potential Milestone Payments and royalty payments are considered a form of continuing involvement between the Company and Royalty Pharma. The Company further evaluated the TRC Transaction under ASC 860 and concluded that (i) the equity interests in TRC have been isolated from the Company (even in the event of bankruptcy or other receivership); (ii) Royalty Pharma has the right to pledge or exchange the TRC assets it received from the Company without constraint; and (iii) the Company had surrendered control over its equity interests in TRC to Royalty Pharma. Based on the Company’s evaluation under ASC 860, the TRC Transaction was treated as a sale, and the Company recognized a gain from the sale of its equity interests in TRC of $1,141.1 million in 2022 based on the excess of the total net consideration allocated to the sale of the Company’s equity interests (based on relative fair value) of $1,301.6 million over the carrying value of the equity interests sold of $136.7 million, less transaction costs of $23.8 million. The total net consideration of $1,301.6 million included upfront cash of $1,107.4 million, plus an estimated $194.2 million representing the fair value of the future Milestone Payments and royalties (collectively, “Contingent Consideration”).

The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%. The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net revenues which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of December 31, 2023, there have been no changes to the carrying value of the Contingent Consideration since its initial measurement date in July 2022.

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

The results of discontinued operations consisted of the following:

Year Ended
December 31,
(In thousands)	2022
Income from investments in TRC, LLC	$53,237
Transaction-related legal expenses (prior to July 20, 2022)	(5,057)
Interest expense on 9.5% Non-recourse notes due 2035	(21,312)
Loss on extinguishment of debt	(24,022)
Net gain from sale of equity interests in TRC, LLC	1,141,084
Provision for income tax expense	(178,974)
Net income from discontinued operations	$964,956

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

For the year ended December 31, 2022, the Company recognized income from its investment in TRC of $53.2 million. As noted above, TRC is being recognized as discontinued operations as a result of the TRC Transaction.

TRC’s balance sheet as of July 20, 2022 and TRC’s statement of income for the period from January 1, 2022 to July 20, 2022, including the portion of equity interest that the Company did not own, were as follows:

(In thousands)	July 20, 2022
Assets
Cash and cash equivalents	$29,309
Related party receivables from collaborative arrangements	42,720
Total assets	$72,029

Liabilities and LLC Members' Equity
Accrued liabilities	—
LLC members' equity	72,029
Total liabilities and LLC members' equity	$72,029

Period Ended
(In thousands)	July 20, 2022
Royalty revenue and gross profit	$72,029
General and administrative expenses	(332)
Other income, net	10
Realized loss on equity and long-term investments	(39,385)
Changes in fair value of equity and long-term investments, net	(8,884)
Net Income	$23,438

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

The Company accounted for the Ampreloxetine Funding received from Royalty Pharma as a contingent liability because the Company has significant continuing involvement in generating the future revenue stream from which the contingent liability would be repaid to Royalty Pharma. If the regulatory approval milestone is achieved, the Company will recognize the $15.0 million milestone payment as an increase to the accumulated liability. If and when ampreloxetine obtains regulatory approval and is commercially launched, the Company will recognize the royalties paid to Royalty Pharma as a decrease to the accumulated liability due to Royalty Pharma and a corresponding reduction in cash. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the contingent liability recognized would be extinguished as the Company would not be obligated to repay any of the funding amounts received from Royalty Pharma.

The carrying amount of the contingent liability for the future royalty payment was based on the upfront $25.0 million received and management’s estimate of (i) the risk-adjusted future contingent $15.0 million milestone; and (ii) the amount and timing of royalties to be paid to Royalty Pharma and then discounted over the life of the arrangement using an imputed rate of interest. The excess of future estimated royalty payments over the amount of cash funding received will be recognized as interest expense using the effective interest method. The balance associated with the contingent liability was initially recorded as $25.0 million, net of allocated transaction costs, in July 2022 and was reported on the consolidated balance sheets as future royalty payment contingency.

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 8.8% as of December 31, 2023.

There are a number of factors that could materially affect the amount and timing of the contingent $15.0 million milestone and royalty payments, some of which are not within the Company’s control. Such factors include, but are not limited to, changes in the projected market size, the introduction of competing products, patent protection matters, and regulatory product approval. The contingent liability was recognized using significant unobservable inputs. These inputs were derived using internal management estimates and reflect management’s judgements and forecasts. The significant unobservable inputs include the forecasted revenues, the probability and timing of the regulatory milestone, and the expected term of the royalty stream, as well as the overall probability of ampreloxetine’s success. These estimates are considered Level 3 fair value inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the contingent liability.

Changes to the contingent liability for sale of future royalties were as follows for the year ended December 31, 2023:

(In thousands)
Balance at December 31, 2022	$25,438
Non-cash interest expense accretion	2,350
Balance at December 31, 2023	$27,788

11. Extinguishment of Debt

9.5% Non-Recourse Notes Due 2035

In February 2020, Theravance Biopharma R&D, Inc. (“Theravance R&D”), a wholly-owned subsidiary of the Company, and Triple Royalty Sub II LLC (the “Issuer II”), a wholly-owned subsidiary of Theravance Biopharma R&D, entered into certain note purchase agreements (“Note Purchase Agreements”) with certain note purchasers (“Note Purchasers”), relating to the private placement by Issuer II of $400.0 million 9.5% Fixed Rate Term Notes due on or before 2035 (the “Non-Recourse 2035 Notes”). The Non-Recourse 2035 Notes were secured by all of Issuer II’s right, title and interest as a holder of certain membership interests in TRC. TRC held the right to receive upward-tiering royalties ranging from 6.5% to 10% on worldwide net sales of TRELEGY, and, prior to the closing of the TRC Transaction (see “Note 9. Sale of Equity Interests in Theravance Respiratory Company, LLC and Discontinued Operations”).

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

As December 31, 2023, the Company did not have any long-term debt.

12. Share-Based Compensation

Theravance Biopharma Equity Plans

The Company has three equity compensation plans — the 2013 Equity Incentive Plan (the “2013 EIP”), the 2013 Employee Share Purchase Plan (the “2013 ESPP”) and the 2014 New Employee Equity Incentive Plan (the “2014 NEEIP”).

The 2013 EIP provides for the issuance of share-based awards, including restricted shares, restricted share units (“RSUs), options, share appreciation rights (“SARs”) and other equity-based awards, to Company employees, officers, directors, and consultants. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of the 2013 EIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The Company may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier.

At the Company’s Annual General Meeting of Shareholders on May 2, 2023, the Company’s shareholders approved an amendment and restatement of the 2013 EIP to effect the following material changes to the existing plan: (i) extend the term of the 2013 EIP by an additional ten years; (ii) eliminate the provision that provided for automatic annual increases in the number of shares available for issuance under the 2013 EIP; (iii) reduce the number of shares reserved for issuance by 3,808,287 shares; (iv) eliminate the Company’s ability to reprice options and share appreciation rights without first obtaining shareholder approval; and (v) remove certain provisions no longer necessary since the repeal of the exemption from the annual deduction limitation imposed by Section 162(m) of the Internal Revenue Code for performance-based compensation.

Under the 2013 ESPP, the Company’s officers and employees may purchase ordinary shares through payroll deductions at a price equal to 85% of the lower of the fair market value of the ordinary share at the beginning of the offering period or at the end of each applicable purchase period. As of January 1 of each year, commencing on January 1, 2015 and ending on (and including) January 1, 2033, the aggregate number of ordinary shares that may be issued under the 2013 ESPP shall automatically increase by a number equal to the least of 1% of the total number of ordinary shares outstanding on December 31 of the prior year, 571,428 ordinary shares or a number of ordinary shares determined by the Company’s board of directors. The ESPP generally provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period generally composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, up to applicable regulatory limits. The 2013 ESPP also includes a feature that provides for the existing offering period to terminate and for participants in that offering period to automatically be enrolled in a new offering period when the fair market value of an ordinary share at the beginning of a subsequent offering period falls below the fair market value of an ordinary share on the first day of such offering period.

The 2014 NEEIP provides for the issuance of share-based awards, including restricted shares, RSUs, non-qualified options and SARs to the Company’s employees. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of the 2014 NEEIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The Company may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier.

As of December 31, 2023, the total number of shares available for future issuance under each of the plans were:

2013 EIP	5,339,942
2013 ESPP	2,453,502
2014 NEEIP	346,281
Total	8,139,725

Market and Performance-Contingent Awards

The Company periodically grants market-based share awards to employees. For the year ended December 31, 2023, the Company granted 165,000 market-based restricted share units (“RSUs”). The 165,000 RSUs had a fair value of $1.4 million on the grant date that vest upon the Company’s ordinary shares meeting certain market-based price targets followed by a service period. The fair value of these market-based RSUs is being recognized through February 2027. For the year ended December 31, 2023, the Company recognized $0.7 million of share-based compensation expense related to the awards. There were no market-based RSUs granted or expensed for the year ended December 31, 2022.

Separate from the market-based RSUs described above, the Company granted 367,000 and 43,000 of performance-contingent RSUs for the year ended December 31, 2023 and 2022, respectively. The 367,000 and 43,000 RSUs had a fair value of $3.7 million and $0.4 million, respectively, on grant date with performance vesting dates through February 2026. As of December 31, 2023, the Company concluded that 59,000 of the RSUs were probable of achievement, and as a result, the Company recognized $0.4 million of cumulative catch-up share-based compensation expense for the year ended December 31, 2023.

Share-Based Compensation Modifications

As a result of the Company’s corporate restructuring announcement in September 2021, the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the restructuring. The Company accounted for this acceleration as a Type III modification (improbable to probable). In 2022, the Company completed the 2021 restructuring that resulted in an equity award Type III modification fair value of $2.5 million which was recorded in “Restructuring and related expenses” within the consolidated statements of operations for the year ended December 31, 2022. The total cumulative compensation cost previously recognized for these modified awards of $0.8 million was reversed in the year ended December 31, 2022 within “Research and development” and “Selling, general and administrative” expenses. The acceleration resulted in a net incremental share-based compensation expense of $1.7 million for the year ended December 31, 2022 and impacted approximately 40 terminated employees that met the conditions of the acceleration.

Share-Based Compensation Expense

Share-based compensation expense included in the consolidated statements of operations was recognized as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Research and development	$8,048	$12,888
Selling, general and administrative	16,966	19,848
Restructuring and related expenses	357	6,998
Total share-based compensation expense	$25,371	$39,734

Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Options	$2,294	$2,998
RSUs	21,817	35,726
Performance RSUs	1,087	237
ESPP	173	773
Total share-based compensation expense	$25,371	$39,734

As of December 31, 2023, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

	Unrecognized	Weighted‑Average
	Compensation	Amortization Period
(In thousands, except amortization period)	Cost	(Years)
Options	$2,600	1.88
RSUs	30,404	2.36
Performance RSUs (1)	849	1.26
ESPP	504	1.05
Total	$34,357
(1)	Represents unrecognized share-based compensation cost associated with the Company’s market-based and performance-contingent awards described above that are probable of vesting.

Compensation Awards

The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the year ended December 31, 2023:

			Weighted-Average
	Number of Shares	Weighted-Average	Exercise Price of	Aggregate
	Subject to	Remaining Contractual	Outstanding Options	Intrinsic Value
	Outstanding Options	Term (Years)	(in dollars)	(in thousands)
Outstanding at December 31, 2022	2,411,893		$19.53
Granted	262,386		10.84
Exercised	—		-
Forfeited	(368,403)		18.85
Outstanding at December 31, 2023	2,305,876	5.32	18.65	$859
Exercisable at December 31, 2023		4.48		487
Vested and expected to vest at December 31, 2023		5.32		859

The following table summarizes additional information for options under the 2013 EIP and 2014 NEEIP.

	2023	2022
Weighted average fair value of options (in dollars)	$5.74	$5.33
Total intrinsic value of options exercised (in thousands)	$—	$—

The following table summarizes total RSU activity (including market-based and performance-contingent RSUs) for the year ended December 31, 2023:

	Number of Shares	Number of Shares
	Subject to	Outstanding Subject to
	Outstanding RSUs	Performance Conditions (RSAs)
Outstanding at December 31, 2022	4,109,847	—
Granted	2,228,184	—
Released	(1,651,141)	—
Forfeited	(691,140)	—
Outstanding at December 31, 2023	3,995,750	—

The total estimated fair value of RSUs vested was $17.3 million and $37.2 million in 2023 and 2022, respectively.

Valuation Assumptions

The range of assumptions used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

Year Ended December 31,
	2023	2022
Options
Risk-free interest rate	3.46% - 4.18%	1.5% - 3.8%
Expected term (in years)	5.3 - 6.5	5.3 - 6.1
Volatility	53% - 55%	55% - 70%
Dividend yield	—	—
Weighted-average estimated fair value	$5.74	$5.33
2013 ESPP
Risk-free interest rate	4.06% - 5.39%	1.5% - 4.57%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	32% - 58%	41% - 72%
Dividend yield	—	—
Weighted-average estimated fair value	$3.46	$3.86

13. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for eligible employees. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company makes matching contributions equal to 100% of the employee’s contribution up to $5,000 of their annual compensation. For the year ended December 31, 2023 and 2022, the Company recognized $0.5 million and $0.6 million, respectively, in compensation expense associated with its contributions to the 401(k) retirement plan.

14. Income Taxes

Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. as a wholly-owned subsidiary of Innoviva and began operations subsequent to a spin-off with wholly-owned subsidiaries in the Cayman Islands, US, United Kingdom, and Ireland. Effective July 1, 2015, Theravance Biopharma became an Irish tax resident, therefore, the income (loss) before income taxes of Theravance Biopharma, the parent company, were included in Ireland in the tables below.

The components of the loss before income taxes from continuing operations were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Income (loss) before provision for income taxes:
United States	$1,151	$(40,556)
Ireland	(50,420)	(52,168)
United Kingdom	—	(91)
Total	$(49,269)	$(92,815)

The components of provision for income tax expense from continuing operations were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Provision for income tax (expense) benefit:
Current:
United States	$(2,881)	$—
Ireland	—	(8)
United Kingdom	164	(1)
Subtotal	(2,717)	(9)
Deferred:
United States	(3,207)	—
Subtotal	(3,207)	—
Total	$(5,924)	$(9)
Effective tax rate	12.02%	(0.01)%

The provision for income tax expense was $5.9 million and $9,000 for the year ended December 31, 2023 and 2022, respectively. The income tax expense for the year ended December 31, 2023 was primarily attributed to the Company’s profitability in the US jurisdiction which no longer had a valuation allowance offset for federal tax purposes due to the valuation allowance’s release in 2022. We expect to have an immaterial federal cash tax expense for the year ended December 31, 2023 which will be offset with a prior year overpayment.

Income tax expense related to discontinued operations for the year ended December 31, 2022 of $179.0 million was a result of the Company’s gain from the TRC Transaction, which was recognized as a discontinued operation.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2023, there were no undistributed earnings.

As a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The differences between the Irish statutory income tax rate for non-trading income and the Company’s effective tax rates from continuing operations were as follows:

	Year Ended December 31,
	2023	2022
Provision at statutory income tax rate	25.00%	25.00%
Foreign rate differential	(8.28)	(6.80)
Share-based compensation	(3.00)	(3.28)
Non-deductible executive compensation	(4.45)	(2.79)
Uncertain tax positions	(7.31)	(7.10)
Research and development tax credit carryforwards	3.34	2.65
Change in valuation allowance	(16.00)	(1.01)
Other	(1.32)	(6.68)
Effective tax rate	(12.02)%	(0.01)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$153,225	$141,674
Capital loss carryforwards	21,482	19,409
Research and development tax credit carryforwards	16,910	16,176
Fixed assets and intangibles	235,381	245,822
Share-based compensation	3,431	4,298
Accruals	1,186	1,795
Operating lease liabilities	10,946	11,239
Prepaid assets	(248)	304
Other	4,982	30
Subtotal	447,295	440,747
Valuation allowance	(429,850)	(422,325)
Total deferred tax assets	17,445	18,422

Deferred tax liabilities:
Operating lease assets	(8,076)	(8,634)
Future contingent milestone and royalty assets	(14,512)	(11,725)
Total deferred tax liabilities	(22,588)	(20,359)
Net deferred tax liabilities	$(5,143)	$(1,937)

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the year ended December 31, 2022, the Company concluded that the valuation allowance related to its US federal assets was no longer needed primarily due to the gain and forecasted future taxable income from the TRC Transaction, and as a result, the Company released its valuation allowance against deferred tax assets for US federal tax purposes in 2022 as it was more like than not able to fully utilize such attributes. As of December 31, 2023, the Company continues to maintain its position that a valuation allowance against deferred tax assets for US federal tax purposes is not needed, as it is more like than not able to fully utilize such attributes. As of December 31, 2023, the Company continues to maintain a full valuation allowance in other jurisdictions.

The valuation allowance increased from $422.3 million, as of December 31, 2022, to $429.9 million as December 31, 2023, primarily as a result of activity in the foreign deferred tax assets, as well as the state deferred tax assets during 2023. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the deferred tax assets are recoverable. As required, the Company prepares its assessment of the realizability of deferred tax assets on a jurisdiction-by jurisdiction basis.

As of December 31, 2023, the Company has utilized all available US federal net operating loss carryforwards and federal research and development tax credit carryforwards. As of December 31, 2023, the Company had state net operating loss carryforwards of $103.8 million which generally begin to expire in 2034 and state research and development credit carryforwards of $25.9 million to be carried forward indefinitely.

As of December 31, 2023, the Company had Irish net operating loss carryforwards of $1.16 billion with no expiration date and capital loss carryforwards of $65.1 million to be carried forward indefinitely. The Company has additional Irish tax attributes of $1.04 billion which primarily consist of unused capital allowances. Net operating losses and capital allowances can be used to offset future income from Irish entities and income related to intellectual property.

Utilization of federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2021	$75,023
Gross decrease in tax positions for prior years	(7,395)
Gross increase in tax positions for current year	8,371
Unrecognized tax benefits as of December 31, 2022	75,999
Gross decrease in tax positions for prior years	(632)
Gross increase in tax positions for current year	4,103
Unrecognized tax benefits as of December 31, 2023	$79,470

The total unrecognized tax benefits of $79.5 million and $76.0 million, as of December 31, 2023 and December 31, 2022, respectively, would reduce the effective tax rate in the period of recognition. As of December 31, 2023, the Company does not believe that it is reasonably possible that its unrecognized tax benefit will significantly increase or decrease in the next twelve months. The Company is not currently under Internal Revenue Service (“IRS”) examination.

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

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount of tax expense related to interest or penalties was $0.6 million for the year ended December 31, 2023 and was not material for the year ended December 31, 2022. The Company will continue to accrue interest on the respective uncertain tax positions in accordance with applicable rules.

The Company’s $65.3 million net liability for unrecognized tax benefits relating to uncertain tax positions, as of December 31, 2023, can be relieved only if (i) the contingency becomes legally extinguished through either payment to the taxing authority or expiration of the statute of limitations; (ii) the recognition of the benefits associated with the position meets the more likely than not threshold; or (iii) the liability becomes effectively settled through the examination process. The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in its income tax expense (benefit) calculation.

The Company is subject to taxation in Ireland, the US, and various other jurisdictions. The tax years 2015 and forward remain open to examination in Ireland, tax years 2015 and forward remain open to examination in the US, and the tax years 2012 and forward remain open to examination in other jurisdictions.

The Company’s future income tax expense may be affected by such factors as changes in tax laws, regulations, its business, tax rates, interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations and other transactions, its international organization, shifts in the amount of income before tax earned in the US as compared with other regions in the world, and changes in overall levels of income before tax.

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

On November 22, 2022, the Company completed the Offer and purchased a total of 115,967 ordinary shares at a price of $10.50 per share, for an aggregate cost of $1.2 million, excluding fees and expenses relating to the Offer. The total of 115,967 shares that were accepted for purchase represented approximately 0.2% of the total number of shares outstanding as of November 21, 2022. The purchased shares were cancelled and ceased to be outstanding. The Company used the unused portion of the Offer to enlarge its previously announced, planned open market share repurchase plan which is described below.

Open Market Share Repurchase Plan

In December 2022, the Company initiated its open market repurchase plan to repurchase ordinary shares, and in February 2023, the Company’s board of directors authorized a $75.0 million increase to the $250.0 million capital return program bringing the total capital return program to $325.0 million.

The table below summarizes the share repurchases under the Company’s open market repurchase plan for the following periods:

	Year Ended December 31,
(In thousands, except per share amounts)	2023	2022
Shares repurchased	18,634	2,978
Amount repurchased (excluding fees and expenses)	$196,608	$32,946
Weighted average cost per share (excluding fees and expenses)	$10.551	$11.062

In January 2024, the Company repurchased an additional 38,462 shares on the open market at an weighted average cost of $11.551 per share for an approximate aggregate cost of $0.4 million, excluding fees and expenses, to compete its capital return program. Since the initiation of the capital return program in September 2022 through January 2024, the Company repurchased 31.41 million of shares at a weighted average price of $10.354 per share for an approximate aggregate cost of $325.3 million, excluding fees and expenses.

16. 2021 Corporate Restructuring Completion and 2023 Strategic Actions

2021 Corporate Restructuring

In September 2021, the Company announced a strategic update and corporate restructuring (the “2021 Restructuring”) to focus on leveraging its expertise in developing and commercializing respiratory therapeutics. As part of the 2021 Restructuring, the Company initiated an approximate 75% reduction in workforce. A majority of the reduction in workforce occurred in November 2021, and the remainder was completed in February 2022.

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

Since the 2021 Restructuring was announced and through its completion in September 2022, the Company incurred total restructuring and related expenses of $33.0 million of which $16.5 million was each related to R&D expenses and selling, general and administrative expenses. Of the total $33.0 million, cash-related expenses were $17.4 million and non-cash expenses were $15.6 million. As of December 31, 2022, all of the 2021 Restructuring and related expenses were fully recognized by the Company.

2023 Strategic Actions

In February 2023, the Company announced new strategic actions (the “2023 Strategic Actions”) that included the discontinuation of its research activities, including the inhaled Janus kinase (JAK) inhibitor program, resulting in a 17% reduction in headcount in March 2023. In order to support the timely progression of the ampreloxetine Phase 3 study (CYPRESS) and the recently completed of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study, the Company prioritized its R&D resource allocation to these two programs.

As a result of the Company’s discontinued investment in research activities, the Company incurred restructuring and related expenses of $2.7 million for the year ended December 31, 2023, primarily related to R&D expenses. Of the total $2.7 million incurred for the year ended December 31, 2023, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which was primarily related to the loss on the sale of R&D laboratory equipment and the modification of equity-based awards for employees affected by the reduction in headcount. The R&D laboratory equipment sold had a carrying value of $2.7 million, and the sale generated net cash proceeds of $1.5 million. The Company does not expect to recognize any additional employee-related expenses, including share-based compensation, related to the 2023 Strategic Actions.

Selected information relating to accrued cash-related restructuring expenses from the 2023 Strategic Actions was as follows:

(In thousands)
Balance at December 31, 2022	$—
Net accruals	1,188
Cash paid	(1,188)
Balance at December 31, 2023	$—

The Company also evaluated the impact of the 2023 Strategic Actions on the carrying value of its long-lived assets, such as property and equipment and operating lease assets, and in March 2023, the Company placed approximately 42,000 square feet of its vacant office and laboratory space in South San Francisco (“Sublease Assets”) on the market for sublease. The Company’s impairment evaluation process for the Sublease Assets consisted of comparing the estimated undiscounted future sublease income of the Sublease Assets to its carrying value. The Company estimated the sublease income using market participant assumptions, including the length of time to enter into a sublease and sublease payments, which the Company evaluated using recent sublease negotiations and current local subleasing trends. While the Company has not yet completed a new sublease, based on its evaluation, the Company determined that the estimated undiscounted future sublease income exceeds the Sublease Assets’ carrying value, and as a result, the Company did not recognize an impairment charge as of December 31, 2023. The Company will continue to update its sublease cash flow estimates based on changes in market conditions, and the Company may record a non-cash impairment charge in future periods as these estimates change.

17. Commitments and Contingencies

Contract Obligations

In the ordinary course of business, the Company may enter into agreements with service providers to assist in the performance of its clinical trials and other operational activities. Subject to required notice periods and other varying provisions regarding termination, the Company can elect to terminate such agreements at any time.

Lease Commitments

The Company leases certain office and laboratory space. See “Note 8. Leases,” for further information on the terms of these non-cancelable lease agreements.

Indemnifications

The Company indemnifies its directors and officers for certain events or occurrences, subject to certain limits, that may arise by reason of their status or service as directors or officers to the extent permissible under applicable law. The Company maintains director and officer liability insurance policies that may limit its exposure. Assuming the applicability of insurance coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these indemnification obligations as of either December 31, 2023 or 2022. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and it is possible that the Company may incur substantial liabilities in the future resulting from these indemnification obligations.

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses it potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of December 31, 2023, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

Litigation – Patent Infringement

During January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district court, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision. Additional patents covering YUPELRI granted on July 4, 2023 and January 2, 2024 were subsequently listed in FDA’s Orange Book. The Company filed additional patent infringement suits in the U.S. District Court for the District of New Jersey during August 2023 and January 2024. These suits have been consolidated with the above action. Further, the original complaint was amended during December 2023 to include certain patents not listed in the Orange Book.

As of February 28, 2024, the Company has settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2023 and 2022. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein. For all periods prior to the quarter ended September 30, 2022, the information below has been retroactively adjusted for discontinued operations presentation.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2023
Total revenue	$10,417	$13,749	$15,693	$17,565
Costs and expenses	35,329	29,872	24,453	23,805
Loss from operations	(24,912)	(16,123)	(8,760)	(6,240)
Net loss from continuing operations	(22,088)	(15,645)	(8,950)	(8,510)
Net income from discontinued operations	—	—	—	—
Net income (loss)	(22,088)	(15,645)	(8,950)	(8,510)
Net loss from continuing operations - basic and diluted per share	(0.35)	(0.28)	(0.17)	(0.17)
Net income from discontinued operations - basis and diluted per share	—	—	—	-
Net income (loss) - basis and diluted per share	$(0.35)	$(0.28)	$(0.17)	$(0.17)

2022
Total revenue	$13,196	$11,050	$12,451	$14,649
Costs and expenses	51,698	37,929	21,595	32,081
Loss from operations	(38,502)	(26,879)	(9,144)	(17,432)
Net loss from continuing operations	(41,538)	(26,570)	(10,460)	(14,256)
Net income from discontinued operations	15,592	18,379	927,091	3,894
Net income (loss)	(25,946)	(8,191)	916,631	(10,362)
Net loss from continuing operations - basic and diluted per share	(0.55)	(0.35)	(0.21)	(0.21)
Net income from discontinued operations - basis and diluted per share	0.21	0.24	12.35	0.06
Net income (loss) - basis and diluted per share	$(0.34)	(0.11)	12.14	(0.15)

Share of Total YUPELRI Net Sales (1)
	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2023	$16,434	$19,263	$20,414	$21,225
2022	$15,283	$17,177	$18,698	$19,495

(1)	The Company co-promotes YUPELRI in the US under a profit and loss sharing arrangement with Viatris (65% to Viatris; 35% to Theravance Biopharma). The amounts represent the Company’s implied 35% share of the total net sales of YUPELRI that were recognized within Viatris’ financial statements for the periods presented.