Form 10-Q
period 2024-03-31
Theravance Biopharma, Inc.
filed 2024-05-15
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the number of the registrant’s outstanding ordinary shares was 48,633,224.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$53,835	$39,545
Short-term marketable securities	46,140	62,881
Receivables from collaborative arrangements	14,664	17,474
Prepaid clinical and development services	2,086	2,038
Other prepaid and current assets	7,569	11,603
Total current assets	124,294	133,541
Property and equipment, net	8,717	9,068
Operating lease assets	35,364	36,287
Future contingent milestone and royalty assets	194,200	194,200
Restricted cash	836	836
Other assets	7,896	8,067
Total assets	$371,307	$381,999

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,686	$1,524
Accrued personnel-related expenses	4,475	6,443
Accrued clinical and development expenses	1,399	2,246
Accrued general and administrative expenses	2,476	2,900
Operating lease liabilities	4,063	3,923
Tenant improvement payable to sublessee	6,490	6,490
Other accrued liabilities	1,073	1,241
Total current liabilities	21,662	24,767
Long-term operating lease liabilities	43,840	45,236
Future royalty payment contingency	28,417	27,788
Unrecognized tax benefits	67,075	65,294
Other long-term liabilities	5,445	5,919
Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 48,566 and 48,091 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,125,677	1,122,164
Accumulated other comprehensive loss	(41)	(65)
Accumulated deficit	(920,768)	(909,104)
Total shareholders’ equity	204,868	212,995
Total liabilities and shareholders’ equity	$371,307	$381,999

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Revenue:
Viatris collaboration agreement	$14,503	$10,411
Collaboration revenue	—	6
Total revenue	14,503	10,417

Expenses:
Research and development (1)	8,968	14,572
Selling, general and administrative (1)	16,742	19,183
Restructuring and related expenses (1)	—	1,574
Total expenses	25,710	35,329

Loss from operations	(11,207)	(24,912)
Interest expense (non-cash)	(629)	(550)
Interest income and other income (expense), net	1,434	2,979
Loss before income taxes	(10,402)	(22,483)
Provision for income tax expense (benefit)	1,262	(395)
Net loss	$(11,664)	$(22,088)

Net unrealized gain on available-for-sale investments	24	66
Total comprehensive loss	$(11,640)	$(22,022)

Net loss per share:
Basic and diluted net loss per share	$(0.24)	$(0.35)

Shares used to compute basic and diluted net loss per share	48,283	62,934
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023
Research and development	$1,465	$2,441
Selling, general and administrative	3,764	4,223
Restructuring and related expenses	—	357
Total share-based compensation expense	$5,229	$7,021

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Employee share-based compensation expense	—	—	5,229	—	—	5,229
Issuance of restricted shares	658	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(145)	—	(1,271)	—	—	(1,271)
Net unrealized gain on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(11,664)	(11,664)
Balances at March 31, 2024	48,566	$—	$1,125,677	$(41)	$(920,768)	$204,868

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(5,158)	—	(55,353)	—	—	(55,353)
Employee share-based compensation expense	—	—	7,021	—	—	7,021
Issuance of restricted shares	557	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(84)	—	(887)	—	—	(887)
Net unrealized gain on marketable securities	—	—	—	66	—	66
Net loss	—	—	—	—	(22,088)	(22,088)
Balances at March 31, 2023	60,542	$1	$1,246,506	$51	$(875,999)	$370,559

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(11,664)	$(22,088)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	432	625
Amortization and accretion income, net	(354)	(678)
Future royalty payment contingency interest accretion	629	550
Share-based compensation	5,229	7,021
(Gain) loss on disposal of property and equipment	—	29
Amortization of right-of-use assets	1,101	1,031
Deferred income taxes	(513)	—
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	2,810	4,515
Prepaid clinical and development services	(48)	(13)
Other prepaid and current assets	4,034	1,401
Right-of-use lease assets	(178)	(109)
Other assets	148	1,270
Accounts payable	184	1,002
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(3,396)	(4,337)
Deferred revenue	—	(6)
Operating lease liabilities	(1,256)	(966)
Unrecognized tax benefits	1,781	—
Other long-term liabilities	39	(468)
Net cash used in operating activities	(1,022)	(11,221)

Investing activities
Purchases of property and equipment	(91)	(938)
Purchases of marketable securities	(26,902)	(134,533)
Maturities of marketable securities	44,021	29,500
Sale of short-term investments and marketable securities	—	62,715
Proceeds from the sale of property and equipment	—	210
Net cash provided by (used in) investing activities	17,028	(43,046)

Financing activities
Ordinary share repurchases	(445)	(55,353)
Repurchase of shares to satisfy tax withholding	(1,271)	(887)
Net cash used in financing activities	(1,716)	(56,240)

Net increase (decrease) in cash, cash equivalents, and restricted cash	14,290	(110,507)
Cash, cash equivalents, and restricted cash at beginning of period	40,381	299,008
Cash, cash equivalents, and restricted cash at end of period	$54,671	$188,501

Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$(9)	$7

Supplemental disclosure of non-cash activities
Recognition of tenant improvement allowance assigned to sublease	$—	$6,490

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 is unaudited but includes all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2023 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2024.

The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. Due to the inherent uncertainty in making estimates, actual results could differ materially from those estimates.

The Company expects its cash, cash equivalents and marketable securities will be sufficient to fund its operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

Significant Accounting Policies

There have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

2. Net Loss per Share and Anti-dilutive Securities

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares determined using the treasury stock method. Potential ordinary shares include outstanding share options, ordinary shares expected to be issued under the Company’s employee share purchase plan (“ESPP”), restricted share units (“RSUs”), and performance-contingent RSUs for which the performance or market vesting conditions have been deemed probable. Performance-contingent RSUs with performance or market vesting conditions that have been deemed not probable as of the end of the period are not included in the diluted net loss per share computation.

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net loss	$(11,664)	$(22,088)

Denominator:
Weighted-average ordinary shares outstanding	48,283	62,934
Less: weighted-average ordinary shares subject to forfeiture	—	—
Weighted-average ordinary shares outstanding - basic and diluted	48,283	62,934

Net loss per share - basic and diluted	$(0.24)	$(0.35)

In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. As a result, the following potential ordinary shares were not included in the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
(In thousands)	2024	2023
Options	2,304	2,467
Restricted share units and performance-contingent RSUs deemed probable	848	1,775
Employee share purchase plan	109	47
Total	3,261	4,289

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

As of March 31, 2024, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

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

Following the FDA approval of YUPELRI in November 2018, net amounts payable to or receivable from Viatris each quarter under the profit-sharing structure are disaggregated according to their individual components. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable. Amounts payable to Viatris, if any, in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as a collaboration loss within selling, general and administrative expenses. Any reimbursement from Viatris attributed to the 65% cost-sharing of the Company’s R&D expenses is characterized as a reduction of R&D expense, as the Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities. For the three months ended March 31, 2024, YUPELRI continued to be profitable for the Company.

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2024	2023
Viatris collaboration agreement – Amounts receivable from Viatris	$14,503	$10,411

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared expenses, as presented below:

	Three Months Ended March 31,
(In thousands)	2024	2023
YUPELRI net sales (Theravance Biopharma implied 35%)	$19,329	$16,434

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

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Three Months Ended March 31,
(In thousands)	2024	2023
Viatris	$189	$1,753

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2024	2023
Cash and cash equivalents	$53,835	$187,665
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash shown on the condensed consolidated statements of cash flows	$54,671	$188,501

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short and long-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The decrease in cash, and cash equivalents, and restricted cash compared to the prior year period, was primarily due to the Company’s open market share repurchase program that commenced in December 2022 and was completed in January 2024 (see “Note 7. Completion of Capital Return Program” for more information).

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency gains (losses) of ($0.1) million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income (expense), net”.

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

Available-for-sale securities are summarized below:

		March 31, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$22,231	$—	$(3)	$22,228
US government agency securities	Level 2	2,969	—	(3)	2,966
Corporate notes	Level 2	11,211	—	(16)	11,195
Commercial paper	Level 2	24,698	—	(19)	24,679
Marketable securities		61,109	—	(41)	61,068
Money market funds	Level 1	14,271	—	—	14,271
Total		$75,380	$—	$(41)	$75,339

		December 31, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,848	$—	$(29)	$29,819
US government agency securities	Level 2	4,428	—	(8)	4,420
Corporate notes	Level 2	28,670	4	(32)	28,642
Marketable securities		62,946	4	(69)	62,881
Money market funds	Level 1	26,179	—	—	26,179
Total		$89,125	$4	$(69)	$89,060

As of March 31, 2024, all of the Company’s available-for-sale securities had contractual maturities within six months, and the weighted-average maturity of marketable securities was approximately two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three months ended March 31, 2024.

Available-for-sale debt securities with unrealized losses are summarized below:

	March 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$10,431	$(3)	$—	$—	$10,431	$(3)
US government agency securities	2,965	(3)	—	—	2,965	(3)
Corporate notes	11,195	(16)	—	—	11,195	(16)
Commercial paper	24,680	(19)	—	—	24,680	(19)
Total	$49,271	$(41)	$—	$—	$49,271	$(41)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$29,819	$(29)	$—	$—	$29,819	$(29)
US government agency securities	4,420	(8)	—	—	4,420	(8)
Corporate notes	23,641	(32)	—	—	23,641	(32)
Total	$57,880	$(69)	$—	$—	$57,880	$(69)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of March 31, 2024, and there were no individual securities that were in a significant unrealized loss position as of March 31, 2024.

For the three months ended March 31, 2024, the Company did not sell any marketable securities. For the three months ended March 31, 2023, the Company sold marketable securities for total proceeds of $62.9 million and recognized a net realized gain from the sale of $0.2 million based on the specific identification method.

Contingent Consideration Asset

The Company recognizes a contingent consideration asset related to its sale of its equity interests in Theravance Respiratory Company, LLC (“TRC”) to Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), in July 2022. The contingent consideration asset represents the fair value of potential future milestone payments and royalties (collectively, “Contingent Consideration”) related to worldwide net sales of GSK plc's (“GSK”) TRELEGY® ELLIPTA (“TRELEGY”). The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%.

The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net sales which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of March 31, 2024, the Contingent Consideration had a carrying value of $194.2 million and is presented on the condensed consolidated balance sheets as future contingent milestone and royalty assets. There have been no changes to the carrying value of the Contingent Consideration since its initial measurement date in July 2022.

The Contingent Consideration is subject to counterparty credit risk, and the carrying value of the Contingent Consideration represents the maximum amount of potential loss due to credit risk. To date, the Company has not recorded any credit losses related to the Contingent Consideration.

Ampreloxetine Funding

The Company recognizes a contingent liability related to funding received from Royalty Pharma in exchange for certain future royalty rights to ampreloxetine. The contingent liability consists of an upfront $25.0 million received in July 2022 and management’s estimate of (i) a risk-adjusted future contingent $15.0 million milestone; and (ii) the amount and timing of royalties to be paid to Royalty Pharma and then discounted over the life of the arrangement using an imputed rate of interest. The excess of future estimated royalty payments over the amount of cash funding received is recognized as interest expense using the effective interest method. The balance associated with the contingent liability was initially recorded as $25.0 million, net of allocated transaction costs, in July 2022 and is reported on the condensed consolidated balance sheets as future royalty payment contingency.

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 8.8% as of March 31, 2024.

There are a number of factors that could materially affect the amount and timing of the contingent $15.0 million milestone and royalty payments, some of which are not within the Company’s control. Such factors include, but are not limited to, changes in the projected market size, the introduction of competing products, patent protection matters, and regulatory product approval for ampreloxetine. The contingent liability was recognized using significant unobservable inputs. These inputs were derived using internal management estimates and reflect management’s judgements and forecasts. The significant unobservable inputs include the forecasted revenues, the probability and timing of the regulatory milestone, and the expected term of the royalty stream, as well as the overall probability of ampreloxetine’s success. These estimates are considered Level 3 fair value inputs. A significant change in unobservable inputs could result in a material increase or decrease to the effective interest rate of the contingent liability. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the contingent liability recognized would be extinguished as the Company would not be obligated to repay any of the funding amounts received from Royalty Pharma.

Changes to the contingent liability were as follows for the three months ended March 31, 2024:

(In thousands)
Balance at December 31, 2023	$27,788
Non-cash interest expense accretion	629
Balance at March 31, 2024	$28,417

6. Subleases

In March 2024, the Company entered into a non-cancelable agreement under which it subleased approximately 8,000 square feet of its South San Francisco office space to an unaffiliated company. The sublease term is for approximately two years expiring in April 2026, and the subtenant has no option to extend the sublease. Under the terms of the sublease, the Company is entitled to receive an initial monthly base rent of $38,000 with a 3% increase after the first year. The Company will recognize approximately $0.9 million in total sublease income on a straight-line basis over the two-year sublease term. Sublease income is recognized as a reduction to the Company’s facilities expense which is then allocated to selling, general and administrative expenses and R&D expenses in the condensed consolidated statements of operations.

As of March 31, 2024, the Company has subleased approximately 107,000 square feet of a total 162,000 square feet of South San Francisco office and laboratory space under three separate subleases with unaffiliated companies. The Company’s sublease income from all three subleases is summarized below:

	Three Months Ended March 31,
(In thousands)	2024	2023
Sublease income	$2,090	$2,090

As of March 31, 2024, the Company has approximately 31,000 square feet of remaining vacant office and laboratory space in South San Francisco on the market for sublease. The Company evaluates the carrying value of its long-lived asset groups, which includes right-of-use assets, for impairment when indicators exist that the carrying amounts of the asset may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Company determined that its vacant office and laboratory space currently marketed for sublease was an indicator of impairment. Based on the Company’s impairment assessment as of March 31, 2024, the Company determined that the estimated undiscounted future cash flows of its identified asset groups exceeded the carrying value of such asset groups, and as a result, the Company did not recognize an impairment charge for the three months ended

March 31, 2024. The Company will continue to update its long-lived asset impairment assessment each quarterly period, and the Company may record a non-cash impairment charge in future periods as its estimates change.

7. Completion of Capital Return Program

In January 2024, the Company repurchased an additional 38,462 of its shares on the open market at a weighted average cost of $11.551 per share for an approximate aggregate cost of $0.4 million, excluding fees and expenses, to complete its capital return program. Since the initiation of the capital return program in September 2022 through January 2024, the Company repurchased a total of 31.412 million of its shares at a weighted average price of $10.3544 per share for an approximate aggregate cost of $325.3 million, excluding fees and expenses.

8. Restructuring and Related Expenses

In February 2023, the Company announced strategic actions (the “2023 Strategic Actions”) that included the discontinuation of its research activities, resulting in a 17% reduction in headcount in March 2023. As a result of the Company’s discontinued investment in research activities, the Company incurred restructuring and related expenses of $1.6 million primarily related to R&D expenses. Of the total $1.6 million, cash-related expenses were $1.2 million and non-cash expenses were $0.4 million which were primarily related to the modification of equity-based awards for employees affected by the reduction in headcount.

9. Income Taxes

For the three months ended March 31, 2024, the Company recognized an income tax expense of $1.3 million. Although the Company incurred net operating losses on a consolidated basis, the income tax expense for the three months ended March 31, 2024 was primarily due to interest expense on uncertain tax positions taken in previous years.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. As of March 31, 2024, the Company does not believe that a valuation allowance against its deferred tax assets is needed for US federal tax purposes as it is more like than not able to fully utilize such attributes. As of March 31, 2024, the Company continues to maintain a full valuation allowance in other jurisdictions, predominantly in Ireland.

The Company records liabilities related to uncertain tax positions in accordance with the income tax guidance which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Resolution of one or more of these uncertain tax positions in any period may have a material impact on the results of operations for that period. The Company includes any applicable interest and penalties related to income tax matters in income tax expense.

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

10. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses it potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of March 31, 2024, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

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

As of May 14, 2024, the Company has settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties, and assumptions. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations, and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2023. Our forward-looking statements in this report are based on current expectations, and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

Under the terms of the Viatris Agreement, as amended, as of March 31, 2024, we were eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

As of March 31, 2024, we were also eligible to receive additional potential development and sales milestones of up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $7.5 million relates to regulatory approval in the China Region and $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

YUPELRI China Region Net Sales	Sales Milestones
(Cumulative)	Due from Viatris
$100.0 million	$2.5 million
$200.0 million	$5.0 million
$400.0 million	$10.0 million
$800.0 million	$20.0 million

With respect to the China Region royalties, we are eligible to receive tiered royalties on net sales of nebulized revefenacin as follows:

YUPELRI China Region Net Sales Thresholds	Royalty Rate
(Annual)	Due from Viatris
≤ $75.0 million	14%
> $75.0 million to ≤ $150.0 million	17%
> $150.0 million	20%

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$55,226	$46,955	$8,271	18%
YUPELRI net sales (Theravance Biopharma implied 35%)	19,329	16,434	2,895	18

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

Based on positive results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in study in early 2019. The Phase 3 program consisted of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and MSA patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of the same patient group’s response to ampreloxetine. The protocol for the pivotal studies stipulated an enrollment threshold of 40% MSA patients based on the hypothesis ampreloxetine would work the best in patients with MSA because they have more intact nerves on which ampreloxetine can exert its effect, relative to the other patient types in the study. The third, non-pivotal study (OAK), was a three and a half year long-term extension study.

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

Economic Interests and Other Assets

Mid- and Long-Term Economic Interest in TRELEGY®

In July 2022, we completed the sale of all of our equity interests in Theravance Respiratory Company, LLC (“TRC”) representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK plc's (“GSK”) TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma for approximately $1.11 billion in upfront cash while retaining future value through the right to receive contingent milestone payments and certain outer year-royalties (the “TRELEGY Royalty Transaction”).

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payment(s)”). As of March 31, 2024, a total of $200.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $240.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $2.86 billion; or (ii) $50.0 million if Royalty Pharma receives $275.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.21 billion.

Total 2023 TRELEGY global net sales were $2.74 billion which represented a 28% year-over-year growth, and TRELEGY’s annual growth rate was 28% and 58% in 2022 and 2021, respectively. TRELEGY global net sales for the first quarter of 2024 were $749 million which represented a 32% year-over-year growth. TRELEGY is expected to generate global peak sales of $3.80 billion in 2027 according to Bloomberg consensus estimates as of early May 2024.

In addition to potential Milestone Payments, we will receive from Royalty Pharma 85% of the royalty payments on TRELEGY due from GSK for (a) sales or other activities occurring on and after January 1, 2031 related to

TRELEGY in the US, and (b) sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US. US TRELEGY royalties payable to us by Royalty Pharma are expected to end in late 2032, and ex-US royalties are expected to end in the mid-2030s and are country specific. Royalty rates are upward tiering from 6.5% to 10% and based on total annual global net sales as follows:

TRELEGY Global Net Sales Thresholds	Royalty Rate
(Annual)	Due from GSK to Royalty Pharma
≤ $750.0 million	6.5%
> $750.0 million to ≤ $1,250.0 million	8.0%
> $1,250.0 million to ≤ $2,250.0 million	9.0%
> $2,250.0 million	10.0%

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and other related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies and estimates discussed below are essential to understanding our operating results and financial condition, as these policies and estimates relate to the more significant areas involving management’s judgments. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$55,226	$46,955	$8,271	18%
YUPELRI net sales (Theravance Biopharma implied 35%)	19,329	16,434	2,895	18

Our recognized revenue, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Viatris collaboration agreement	$14,503	$10,411	$4,092	39%
Collaboration revenue	—	6	(6)	NM
Total revenue	$14,503	$10,417	$4,086	39%

NM: Not Meaningful

We are entitled to a share of US profits and losses (65% to Viatris; 35% to Theravance Biopharma) received in connection with YUPELRI net sales. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement”. Any reimbursement from Viatris attributed to the 65% cost-sharing of our R&D expenses is characterized as a reduction of R&D expense, as we do not consider performing R&D services for reimbursement to be a part of our ordinary operations.

For the three months ended March 31, 2024, we recognized $14.5 million in revenue from the Viatris collaboration agreement which represented a 39% increase compared to the prior year comparable period. The increase was driven primarily by (i) year-over-year net sales growth as the brand achieved year-over-year market share increases in both the hospital and community segments; and (ii) lower costs incurred by Viatris. We traditionally experience seasonal dips in net sales for the year's first quarter as we transition from the fourth quarter to the first quarter of the following year. We believe this may be partially due to ordering patterns at the end of the fourth quarter of the prior year.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable period:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Employee-related	$3,305	$4,377	$(1,072)	(24)%
Share-based compensation	1,465	2,441	(976)	(40)
External-related	3,377	5,328	(1,951)	(37)
Facilities, depreciation, and other allocated expenses	821	2,426	(1,605)	(66)
Total research & development	$8,968	$14,572	$(5,604)	(38)%

R&D expenses decreased by $5.6 million for the three months ended March 31, 2024 compared to the prior year comparable period. The decrease was across all of our R&D categories and was primarily driven by our 2023 strategic actions announced in February 2023 (“2023 Strategic Actions”) which included the discontinuation of investment in our research activities. The $2.0 million decrease in external-related expenses was net of an $0.8 million increase related to the progression of the ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH.

Under certain of our collaborative arrangements, we receive partial reimbursement of external costs, which have been reflected as a reduction of R&D expenses of $0.2 million and $1.8 million for three months ended March 31, 2024 and 2023, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Selling, general and administrative	$16,742	$19,183	$(2,441)	(13)%

Total SG&A expenses were $16.7 million for the three months ended March 31, 2024. Total SG&A expenses (excluding share-based compensation expense, or “SBC”) were $13.0 million and were comprised of $6.9 million of general and administrative (“G&A”) expenses and $6.1 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) was $15.0 million for the comparable prior year period and was comprised of $9.7 million of G&A expenses and $5.3 million of SM&M expenses.

The $2.8 million decrease in G&A expenses (excluding SBC) compared to the prior year comparable period represented a 29% reduction and was primarily due to our company-wide cost savings initiative that began in the second half of 2023 and included reductions in various areas such as, finance-related expenses, information & technology, and facility-related expenses. The $0.8 million increase in SM&M expenses (excluding SBC) was primarily due to an increase in employee-related expenses.

Total SBC related to SG&A expenses was $3.8 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Restructuring and related expenses	$—	$1,217	$(1,217)	NM	%
Share-based compensation expense (non-cash)	—	357	(357)	NM
Total restructuring and related expenses	$—	$1,574	$(1,574)	NM	%

NM: Not Meaningful

There were no restructuring and related expenses recognized for the three months ended March 31, 2024. The restructuring and related expenses recognized for the prior year comparable period were a result of our 2023 Strategic Actions as discussed above.

Interest Expense

Interest expense, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Ampreloxetine royalty contingency (non-cash)	$(629)	$(550)	$(79)	14%

Interest expense was $0.6 million for the three months ended March 31, 2024 and represented non-cash interest expense associated with $25.0 million received from Royalty Pharma in July 2022 to fund the ampreloxetine Phase 3 clinical study (CYPRESS). The increase in interest expense was primarily due to the compounding of non-cash interest due to Royalty Pharma. We do not anticipate having any cash interest expense in the foreseeable future.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Interest income and other income (expense), net	$1,434	$2,979	$(1,545)	(52)%

Interest income and other income (expense), net, decreased by $1.5 million for the three months ended March 31, 2024 compared to the prior year period. The decrease was primarily due to a reduction in interest income earned on our cash, cash equivalents, and marketable securities driven by a significant reduction in such balances over the past year. Our cash, cash equivalents, and marketable securities balances were lower in the three months ended March 31, 2024, compared to the prior year period, due to the completion of our previously announced capital return program that began in September 2022 and was completed in early January 2024.

Provision for Income Tax Expense (Benefit)

The provision for income tax expense (benefit), as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2024	2023	$	%
Provision for income tax expense (benefit)	$1,262	$(395)	$1,657	(419)%

For the three months ended March 31, 2024, the provision for income tax expense was $1.3 million compared to a $0.4 million benefit for the prior year period. In 2023, the benefit was due to R&D tax credits generated and losses in the US which we expect to be realizable. The income tax expense in the first quarter of 2024 was primarily due to interest expense recorded on uncertain tax positions which we began to accrue in the fourth quarter of 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had approximately $100.0 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

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

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of our condensed consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,
(In thousands)	2024	2023	Change
Net cash used in operating activities	$(1,022)	$(11,221)	$10,199
Net cash provided by (used in) investing activities	17,028	(43,046)	60,074
Net cash used in financing activities	(1,716)	(56,240)	54,524

Net cash flows used in operating activities

Net cash used in operating activities was $1.0 million for the three months ended March 31, 2024, consisting of a net loss of $11.7 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $6.5 million and a net increase in cash resulting from changes in operating assets and liabilities of $4.1 million.

Net cash used in operating activities was $11.2 million for the three months ended March 31, 2023, consisting of a net loss of $22.1 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $8.6 million and a net increase in cash resulting from changes in operating assets and liabilities of $2.3 million.

Net cash flows provided by (used in) investing activities

Net cash provided by investing activities was $17.0 million for the three months ended March 31, 2024, consisting of cash inflows from the net purchase and maturities of marketable securities of $17.1 million and cash outflows from the net purchase and sale of property and equipment of $0.1 million.

Net cash used in investing activities was $43.0 million for the three months ended March 31, 2023, consisting of cash outflows from the net purchase and maturities of marketable securities of $42.3 million and cash outflows from the net purchase and sale of property and equipment of $0.7 million.

Net cash flows used in financing activities

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2024, consisting of $0.4 million of cash outflows related to the repurchase of ordinary shares as part of completion of our capital return program and $1.3 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $56.2 million for the three months ended March 31, 2023, consisting of $55.3 million of cash outflows related to the repurchase of ordinary shares as part of our capital return program and $0.9 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2024. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of May 14, 2024, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

Please also see “Item 1, Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third party claims of intellectual property infringement would require us to divert resources and may prevent or delay our drug discovery and development efforts” of this Quarterly Report on Form 10-Q.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three months ended March 31, 2024, we recognized a net loss of $11.7 million, and for the year ended December 31, 2023, we recognized a net loss of $55.2 million. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $920.8 million as of March 31, 2024. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing through later stage clinical studies without a partner and which we are preparing to potentially commercialize. In addition, we may invest strategically in efforts to continue to support our development and commercial pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales and marketing expenditures to increase in 2024 as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. See the Risk Factor entitled “We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do” for additional information regarding the competitive landscape in which we operate. If physicians, patients, third party payors, or the medical community in general believe that YUPELRI is not a preferred treatment option for those with COPD, we may see declines, or fail to grow. If YUPELRI’s acceptance does not continue to grow, or declines from previous levels, our business and financial results could be materially harmed.

In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks.

We currently maintain a sales force in the US to support our co-promotion obligations for YUPELRI under our agreement with Viatris. The risks of fulfilling our US co-promotion obligations to Viatris include:

●	costs and expenses associated with maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue;

●	our ability to retain effective sales and marketing personnel and medical science liaisons in the US;

●	the ability of our sales and marketing personnel to obtain access to, and educate adequate numbers of prescribers about prescribing YUPELRI, in appropriate clinical situations; and

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

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

Our partner may not fulfill their obligations under our agreements, and, in certain circumstances, they or we may terminate our partnership with them. For example, in June 2023, we received notice from Pfizer terminating the License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”) regarding our preclinical program for skin targeted, locally acting pan Janus kinase (JAK) inhibitors that can be rapidly metabolized as of October 2023. We are assessing our choices with respect to the program covered by the Pfizer Agreement. We may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product or product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of products and product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the products and product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing products and product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. Verona Pharma plc’s ensifentrine, a selective inhaled dual inhibitor of PDE3 and PDE4, is expected to launch in the US in the second half of 2024 and Sanofi and Regeneron Pharmaceutical, Inc.’s IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) is expected to receive US approval for COPD in the second half of 2024 for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. If successfully developed and approved, ampreloxetine would be expected to serve as the only safe, convenient, and durably effective treatment option for MSA patients with symptomatic nOH, entering a market where generic droxidopa is currently the sole product approved for nOH patients and midodrine is approved for OH. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

There is a single source of supply for our product candidates and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We depend on a number of third party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers for clinical study purposes and we depend on third party suppliers for warehousing and storage of our existing API and drug product. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. In addition, there is a single supplier of YUPELRI API, a single supplier of YUPELRI drug product and YUPELRI is warehoused in a single facility. If, for any reason, any of these third party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. For example, while we have not been directly or indirectly materially impacted, manufacturers and warehousing suppliers are periodically impacted by natural disasters, accidents, labor disputes, labor shortages, regulatory actions, public healthy emergencies and geopolitical factors. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies or prevent us from developing our product candidates in a cost-effective manner or on a timely basis or adversely impact YUPELRI sales. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

Our manufacturing strategy presents the following additional risks:

●	because of the complex nature of many of our compounds, our manufacturers may not be able to successfully manufacture our APIs and/or drug products in a cost-effective and/or timely manner and changing manufacturers for our APIs or drug products could involve lengthy technology transfer, validation and regulatory qualification activities for the new manufacturer;

●	the processes required to manufacture certain of our APIs and drug products are specialized and available only from a limited number of third party manufacturers;

●	the availability of specialized materials needed to manufacture our APIs and drug products or YUPELRI;

●	because some of the third party manufacturers are located in numerous locations outside of the US, and we are conducting global clinical trials there may be difficulties in shipping and importing and exporting our APIs and drug products or their components globally.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List. As of May 14, 2024, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. Based on publicly-available information, we are not aware of any other paragraph IV notifications with respect to other products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third party collaborators, we may fail to meet our business objectives and our financial condition may be adversely affected. We face significant competition in seeking third party collaborators. We may be unable to find third parties to pursue product collaborations on a timely basis or on acceptable terms.

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

We depend on independent clinical investigators, contract research and manufacturing organizations and other third party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical, laboratory and manufacturing practices (“GXPs”) and other regulations as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations and practices in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

The FDA, and equivalent authorities in other countries, enforce GXPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GXPs (or other equivalent regulations outside the US), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or equivalent authorities in other countries, or we, the FDA, or equivalent authorities in other countries may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and cause the price of our securities to fall.

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

Accordingly, our Ongoing Economic Interest involves a number of risks and uncertainties, including:

●	GSK’s ability to have an adequate supply of TRELEGY product;

●	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;

●	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;

●	competition, whether from current competitors or new products developed by others in the future;

●	claims relating to intellectual property;

●	any future disruptions in GSK’s business which would affect its ability to commercialize TRELEGY, including, disruptions due to the COVID-19 pandemic;

●	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third party payors, or the medical community in general;

●	global economic conditions; and

●	any of the other risks relating to commercialization of TRELEGY.

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

If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities, which may cause the price of our securities to fall. The corporate restructuring announced in September 2021 and completed in the third quarter of 2022, and the additional headcount reductions announced in February 2023, may make retention of our current personnel both more important and more challenging.

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

We, our vendors, and third parties that are important to how we operate and monitor our business rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs, other third parties that are important to how we operate and monitor our business, and other service providers, including cloud-based and hosted applications, data and services, may be vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, including but not limited to those involving malware and ransomware, which can disrupt operations significantly, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business, and reputational harm to us, including significant liability and/or significant disruption to our business. For example, in February 2024, UnitedHealth's Change Healthcare Unit, a large US insurance claim and co-pay card processing clearinghouse, experienced a ransomware attack that caused significant disruptions to healthcare provider and pharmacy operations. Change Healthcare does not provide services to us, however, disruptions to co-pay card support, insurance billing and Medicaid rebate processing potentially led to lost sales and, in response to disruptions from this breach, we and our partner Viatris took steps to help patients access their medications. Although services have been rerouted, and in some cases restored, similar disruptions may occur in the future stemming from the interconnectedness of the US healthcare ecosystem and industry reliance on centralized claims processing systems and networks, and such future disruptions may have a material adverse effect on our business or results of operations. In addition, Viatris distributes YUPELRI in the US through durable medical equipment suppliers, specialty pharmacies and pharmaceutical wholesalers, and a security breach that impairs the distribution operations or retail pharmacies could materially and adversely impair our ability to deliver YUPELRI to healthcare providers and patients and therefore result in reduced revenue.

If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As another example, we may incur penalties imposed by the competent authorities in the EU Member States in case of breach of the EU rules governing the collection and processing of personal data, including unauthorized access to or disclosure of personal data. In addition, we may suffer damages as a result of civil claims, including potential class action claims, in response to security breaches. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and sensitive data. These same risks also apply to our partners and vendors, who similarly hold sensitive and critical information related to our business in computer systems as well as any other third parties in our industry whose operations may indirectly affect our business. Such third parties are similarly potentially vulnerable to service interruptions and security breaches.

Global economic, political, and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to current global economic challenges, war and hostilities in Ukraine and the Middle East, the COVID-19 pandemic and other health emergencies, the United Kingdom’s (“UK”) withdrawal from the EU (often referred to as “Brexit”), inflation, instability in the US banking sector and other disruptions to global and regional economies and markets.

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

External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil, including the ongoing hostilities between Russia and Ukraine and those between Israel and Hamas or Iran, similar events in many parts of the world or the worsening of such factors, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. These geopolitical, social, and economic conditions could harm our business.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “2021 Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The 2021 Restructuring was completed during the third quarter of 2022, and we announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of March 31, 2024, we had cash, cash equivalents and marketable securities of approximately $100.0 million.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2024, we owned a total of 177 issued US patents and 975 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

Litigation to protect or defend our intellectual property or third party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug discovery and development efforts.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 based on newly-issued patents. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2026 to 2039. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

The Budget Control Act of 2011, among other things, and in concert with subsequent legislation, has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031. Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first half of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

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

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the US. Government authorities and third party payers, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any commercialized products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

The pricing, coverage and reimbursement of our product candidates, if commercialized, must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. However, sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. As a result, we do not have assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, third party payors are increasingly reducing reimbursements for pharmaceutical products and services. The US government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Third party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical product candidates. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit or delay sales of any of our future products. A decision by a third party payor not to cover a product could reduce physician ordering and patient demand for any of our future products.

Our relationships with customers and third party payors are subject to applicable anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians, distributors, and third party payors play a primary role in the distribution, recommendation, and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs.

●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, Companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.

●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

For example, in February 2023, Irenic Capital Management LP (“Irenic”) released a public letter communicating its opinions regarding actions that it believes we should take and made public statements critical of our board of directors and management. In December 2023, we entered into a cooperation agreement with Irenic pursuant to which Irenic designated a member of our board of directors. Nevertheless, Irenic may continue to make and/or other activist shareholders may make such public communications in the future.

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

Based solely on our review of publicly available filings, as of March 31, 2024, our three largest shareholders collectively owned 45.1% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

Certain provisions in our constitutional and other documents may discourage our acquisition by a third party, which could limit your opportunity to sell shares at a premium.

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

We have never declared or paid cash dividends on our capital shares. Starting in September 2022, we undertook a capital return program of $325.3 million which was completed in January 2024. There is no guarantee that we will implement another capital return program in the future. As a result, capital appreciation, if any, of our ordinary shares may be your sole source of gain for the foreseeable future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 19, 2022, we announced that our board of directors had approved a $250.0 million capital return program. Furthermore, on February 27, 2023, we announced that our board of directors had authorized a $75.0 million increase to the existing $250.0 million capital return program initiated in September 2022, bringing the total capital return program to $325.0 million. As of January 31, 2024, we had repurchased $325.3 million of shares in aggregate and completed the capital return program. We did not repurchase any of our ordinary shares in February or March 2024.

The table below summarizes information about the Company’s purchases of its equity securities registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2024. All shares purchased to date under the capital return program were cancelled and ceased to be outstanding.

Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
	Total Number	Weighted	as Part of Publicly	Purchased Under the
	of Shares	Average Price	Announced Plans	Plans or Programs
Period	Purchased	Per Share (1)	or Programs	(in thousands)
January 1, 2024 to January 31, 2024	38,462	$11.551	38,462	$—
Total	38,462	$11.551	38,462
(1)	The weighted average price paid per ordinary share does not include the cost of commissions.

ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended March 31, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Rule 10b5-1
			Duration of Trading	Trading Arrangement?	Number of Ordinary
Name and Title	Action	Date	Arrangement	(Y / N) (1)	Shares to be Sold
Rhonda F. Farnum, Chief Business Officer and Senior Vice President, Commercial & Medical Affairs	Adoption	March 14, 2024	June 24, 2024 - July 30, 2025	Y	Up to 90,000
(1)	Denotes whether the trading plan is intended to satisfy the affirmative defense Rule 10b5-1(c) of the Exchange Act.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1	Form of Restricted Share Purchase Agreement under the Amended and Restated 2013 Equity Incentive Plan	X

10.2	Separation and Release of Claims by and between Richard Graham and Theravance Biopharma US, Inc.	X

10.3	Employment Contract with Aine Miller	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2024, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: May 15, 2024	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)