Form 10-Q
period 2024-06-30
Theravance Biopharma, Inc.
filed 2024-08-08
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the number of the registrant’s outstanding ordinary shares was 48,922,083.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$46,345	$39,545
Short-term marketable securities	49,733	62,881
Receivables from collaborative arrangements	14,299	17,474
Prepaid clinical and development services	2,646	2,038
Other prepaid and current assets	6,284	11,603
Total current assets	119,307	133,541
Property and equipment, net	8,142	9,068
Operating lease assets	31,815	36,287
Future contingent milestone and royalty assets	194,200	194,200
Restricted cash	836	836
Other assets	7,729	8,067
Total assets	$362,029	$381,999

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,674	$1,524
Accrued personnel-related expenses	5,774	6,443
Accrued clinical and development expenses	1,966	2,246
Accrued general and administrative expenses	1,959	2,900
Operating lease liabilities	4,219	3,923
Tenant improvement payable to sublessee	6,490	6,490
Other accrued liabilities	864	1,241
Total current liabilities	22,946	24,767
Long-term operating lease liabilities	42,441	45,236
Future royalty payment contingency	29,061	27,788
Unrecognized tax benefits	69,007	65,294
Other long-term liabilities	4,885	5,919
Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 48,922 and 48,091 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,131,008	1,122,164
Accumulated other comprehensive loss	(22)	(65)
Accumulated deficit	(937,297)	(909,104)
Total shareholders’ equity	193,689	212,995
Total liabilities and shareholders’ equity	$362,029	$381,999

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue:
Viatris collaboration agreement	$14,256	$13,743	$28,759	$24,154
Collaboration revenue	—	6	—	12
Total revenue	14,256	13,749	28,759	24,166

Expenses:
Research and development (1)	9,954	9,425	18,922	23,997
Selling, general and administrative (1)	17,056	19,278	33,798	38,461
Impairment of long-lived assets (non-cash)	2,951	—	2,951	—
Restructuring and related expenses (1)	—	1,169	—	2,743
Total expenses	29,961	29,872	55,671	65,201

Loss from operations	(15,705)	(16,123)	(26,912)	(41,035)
Interest expense (non-cash)	(644)	(568)	(1,273)	(1,118)
Interest income and other income (expense), net	1,128	2,504	2,562	5,483
Loss before income taxes	(15,221)	(14,187)	(25,623)	(36,670)
Provision for income tax expense	(1,308)	(1,458)	(2,570)	(1,063)
Net loss	(16,529)	(15,645)	$(28,193)	$(37,733)

Net unrealized gain (loss) on available-for-sale investments	19	(337)	43	(271)
Total comprehensive loss	$(16,510)	$(15,982)	$(28,150)	$(38,004)

Net loss per share:
Basic and diluted net loss per share	$(0.34)	$(0.28)	$(0.58)	$(0.63)

Shares used to compute basic and diluted net loss per share	$48,747	$56,682	48,515	59,791
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Research and development	$1,151	$1,855	$2,616	$4,296
Selling, general and administrative	4,225	4,409	7,988	8,632
Restructuring and related expenses	—	—	—	357
Total share-based compensation expense	$5,376	$6,264	$10,604	$13,285

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at March 31, 2024	48,566	$—	$1,125,677	$(41)	$(920,768)	$204,868
Proceeds from the sale of ordinary shares	5	—	44	—	—	44
Proceeds from ESPP purchases	45	—	375	—	—	375
Employee share-based compensation expense	—	—	5,376	—	—	5,376
Issuance of restricted shares	354	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(48)	—	(464)	—	—	(464)
Net unrealized gain on marketable securities	—	—	—	19	—	19
Net loss	—	—	—	—	(16,529)	(16,529)
Balances at June 30, 2024	48,922	$—	$1,131,008	$(22)	$(937,297)	$193,689

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Proceeds from the sale of ordinary shares	5	—	44	—	—	44
Proceeds from ESPP purchases	45	—	375	—	—	375
Employee share-based compensation expense	—	—	10,604	—	—	10,604
Issuance of restricted shares	1,013	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(194)	—	(1,734)	—	—	(1,734)
Net unrealized gain on marketable securities	—	—	—	43	—	43
Net loss	—	—	—	—	(28,193)	(28,193)
Balances at June 30, 2024	48,922	$—	$1,131,008	$(22)	$(937,297)	$193,689

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at March 31, 2023	60,542	$1	$1,246,506	$51	$(875,999)	$370,559
Repurchase of ordinary shares, net of transaction costs	(7,283)	—	(80,543)	—	—	(80,543)
Proceeds from ESPP purchases	63	—	446	—	—	446
Employee share-based compensation expense	—	—	6,264	—	—	6,264
Issuance of restricted shares	424	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(52)	—	(583)	—	—	(583)
Net unrealized loss on marketable securities	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(15,645)	(15,645)
Balances at June 30, 2023	53,694	$1	$1,172,090	$(286)	$(891,644)	$280,161

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(12,441)	—	(135,896)	—	—	(135,896)
Proceeds from ESPP purchases	63	—	446	—	—	446
Employee share-based compensation expense	—	—	13,285	—	—	13,285
Issuance of restricted shares	981	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(136)	—	(1,470)	—	—	(1,470)
Net unrealized loss on marketable securities	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(37,733)	(37,733)
Balances at June 30, 2023	53,694	$1	$1,172,090	$(286)	$(891,644)	$280,161

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(28,193)	$(37,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	859	1,177
Amortization and accretion on investment securities, net	(933)	(1,092)
Future royalty payment contingency interest accretion	1,273	1,118
Share-based compensation	10,604	13,285
Loss on disposal of property and equipment	34	1,352
Loss on impairment of long-lived assets	2,951	—
Amortization of right-of-use assets	2,232	1,817
Deferred income taxes	(1,074)	—
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	3,175	989
Prepaid clinical and development services	(608)	533
Other prepaid and current assets	5,318	(95)
Right-of-use lease assets	(548)	(144)
Other assets	292	1,751
Accounts payable	182	83
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(2,256)	(6,534)
Deferred revenue	—	(11)
Operating lease liabilities	(2,498)	(479)
Unrecognized tax benefits	3,714	—
Other long-term liabilities	39	326
Net cash used in operating activities	(5,437)	(23,657)

Investing activities
Purchases of property and equipment	(127)	(1,790)
Purchases of marketable securities	(58,140)	(134,534)
Maturities of marketable securities	72,264	31,435
Sale of short-term investments and marketable securities	—	71,377
Proceeds from the sale of property and equipment	—	1,513
Net cash provided by (used in) investing activities	13,997	(31,999)

Financing activities
Ordinary share repurchases	(445)	(135,896)
Proceeds from the sale of ordinary shares	44	—
Proceeds from ESPP purchases	375	446
Repurchase of shares to satisfy tax withholding	(1,734)	(1,470)
Net cash used in financing activities	(1,760)	(136,920)

Net increase (decrease) in cash, cash equivalents, and restricted cash	6,800	(192,576)
Cash, cash equivalents, and restricted cash at beginning of period	40,381	299,008
Cash, cash equivalents, and restricted cash at end of period	$47,181	$106,432

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$12	$14

Supplemental disclosure of non-cash activities
Recognition of tenant improvement allowance assigned to sublease	$—	$6,490

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2023 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2024.

The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Liquidity and Capital Resources

The Company expects its cash, cash equivalents, and marketable securities will be sufficient to fund its operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on current operating plans and financial forecasts.

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

2. Net Loss per Share and Anti-dilutive Securities

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares determined using the treasury stock method. Potential ordinary shares include outstanding options to purchase ordinary shares, ordinary shares expected to be issued under the Company’s employee share purchase plan (“ESPP”), restricted share units (“RSUs”), and performance-contingent RSUs (“PSUs”) for which the performance vesting conditions have been deemed probable. PSUs with performance or market vesting conditions that have been deemed not probable as of the end of the period are not included in the diluted net loss per share computation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(16,529)	$(15,645)	$(28,193)	$(37,733)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	48,747	56,682	48,515	59,791

Net loss per share - basic and diluted	$(0.34)	$(0.28)	$(0.58)	$(0.63)

In accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. As a result, the following potential ordinary shares were not included in the computation of diluted net loss per share above because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Options	2,336	2,148	2,320	2,401
Restricted share units and performance-contingent RSUs deemed probable	1,444	1,510	829	1,677
Employee share purchase plan	85	35	113	36
Total	3,865	3,693	3,262	4,114

3. Revenue

Revenue from Collaborative Arrangements

Viatris

In January 2015, the Company and Viatris Inc. (“Viatris”) established a strategic collaboration (the “Viatris Agreement”) for the development and commercialization of revefenacin, including YUPELRI® (revefenacin) inhalation solution. The Company entered into the collaboration to expand the breadth of its revefenacin development program and extend its commercial reach. In November 2018, YUPELRI was approved by the US Food and Drug Administration (the “FDA”) for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”).

In the US, Viatris is leading the commercialization of YUPELRI, and the Company co-promotes the product under a profit and loss sharing arrangement (65% to Viatris; 35% to the Company). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay the Company a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Viatris also holds exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan, and the Company is eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin in this region, if approved. Viatris is responsible for all aspects of development and commercialization in the China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. Viatris is the principal in the YUPELRI sales transactions, and as a result, the Company does not reflect the product sales in its condensed consolidated financial statements.

As of June 30, 2024, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

The Viatris Agreement is considered to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018; thereafter, R&D expenses are shared by both parties according to the profit and loss sharing percentages noted above. Performing R&D services for reimbursement is considered a collaborative activity under the scope of ASC 808. Reimbursable program costs are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense. For this unit of account, the Company did not recognize revenue or analogize to ASC 606, Revenue Recognition, and, as such, the reimbursable program costs are excluded from the original transaction price.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Viatris collaboration agreement – Amounts receivable from Viatris	$14,256	$13,743	$28,759	$24,154

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the

Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
YUPELRI net sales (Theravance Biopharma implied 35%)	$19,085	$19,263	$38,415	$35,697

Reimbursement of R&D Expenses

The R&D cost share with Viatris for which the Company contributes 35% is netted within the Company’s R&D expenses. The Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities, therefore, the Company does not analogize to ASC 606 or recognize revenue. The Company recorded reimbursements received from Viatris as a reduction to R&D expenses. The Company also owes Viatris its cost share of the R&D activities carried out by Viatris that is also recorded within R&D expenses.

The following table summarizes the reduction to R&D expenses for reimbursements associated with R&D expenses directly incurred by the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Viatris	$296	$1,947	$485	$3,700

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2024	2023
Cash and cash equivalents	$46,345	$105,596
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$47,181	$106,432

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

The Company periodically engages in foreign exchange transactions as a part of its operations. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income (expense), net”. For the three and six months ended June 30, 2024 and 2023, the Company’s net realized and unrealized foreign currency gains (losses) were not material.

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

Available-for-sale securities are summarized below:

		June 30, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$22,260	$—	$(2)	$22,258
Commercial paper	Level 2	39,432	—	(20)	39,412
Marketable securities		61,692	—	(22)	61,670
Money market funds	Level 1	24,842	—	—	24,842
Total		$86,534	$—	$(22)	$86,512

		December 31, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,848	$—	$(29)	$29,819
US government agency securities	Level 2	4,428	—	(8)	4,420
Corporate notes	Level 2	28,670	4	(32)	28,642
Marketable securities		62,946	4	(69)	62,881
Money market funds	Level 1	26,179	—	—	26,179
Total		$89,125	$4	$(69)	$89,060

As of June 30, 2024, all of the Company’s available-for-sale securities had contractual maturities within six months, and the weighted-average maturity of marketable securities was approximately two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and six months ended June 30, 2024.

Available-for-sale debt securities with unrealized losses are summarized below:

	June 30, 2024
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$19,283	$(2)	$—	$—	$19,283	$(2)
Commercial paper	39,412	(20)	—	—	39,412	(20)
Total	$58,695	$(22)	$—	$—	$58,695	$(22)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$29,819	$(29)	$—	$—	$29,819	$(29)
US government agency securities	4,420	(8)	—	—	4,420	(8)
Corporate notes	23,641	(32)	—	—	23,641	(32)
Total	$57,880	$(69)	$—	$—	$57,880	$(69)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of June 30, 2024, and there were no individual securities that were in a significant unrealized loss position as of June 30, 2024.

For the three and six months ended June 30, 2024, the Company did not sell any marketable securities. For the three and six months ended June 30, 2023, the Company sold marketable securities for total proceeds of $8.6 million and $71.5 million, respectively. For the three months ended June 30, 2023, the realized net gain from the sale was immaterial, and for the six months ended June 30, 2023, the realized net loss from the sale was $0.2 million based on the specific identification method.

Contingent Consideration Asset

The Company recognizes a contingent consideration asset related to its sale of its equity interests in Theravance Respiratory Company, LLC (“TRC”) to Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), in July 2022 (the “TRC Transaction”). The contingent consideration asset represents the fair value of potential future milestone payments and royalties (collectively, “Contingent Consideration”) related to worldwide net sales of GSK plc's (“GSK”) TRELEGY® ELLIPTA (“TRELEGY”). The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The discount rate utilized in the valuation model was 7.83%.

The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net sales which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of June 30, 2024, the Contingent Consideration had a carrying value of $194.2 million and is presented on the condensed consolidated balance sheets as “Future contingent milestone and royalty assets”. There have been no changes to the carrying value of the Contingent Consideration since its initial measurement date in July 2022.

The Contingent Consideration is subject to counterparty credit risk, and the carrying value of the Contingent Consideration represents the maximum amount of potential loss due to credit risk. To date, the Company has not recorded any credit losses related to the Contingent Consideration.

Ampreloxetine Funding

The Company recognizes a contingent liability related to funding received from Royalty Pharma in exchange for certain future royalty rights to ampreloxetine. The contingent liability consists of an upfront $25.0 million received in July 2022 and management’s estimate of (i) a risk-adjusted future contingent $15.0 million milestone; and (ii) the amount and timing of royalties to be paid to Royalty Pharma and then discounted over the life of the arrangement using an imputed rate of interest. The excess of future estimated royalty payments over the amount of cash funding received is recognized as interest expense using the effective interest method. The balance associated with the contingent liability was initially recorded as $25.0 million, net of allocated transaction costs, in July 2022 and is reported on the condensed consolidated balance sheets as “Future royalty payment contingency”.

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 8.8% as of June 30, 2024.

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

Changes to the contingent liability were as follows for the six months ended June 30, 2024:

(In thousands)
Balance at December 31, 2023	$27,788
Non-cash interest expense accretion	1,273
Balance at June 30, 2024	$29,061

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

As of June 30, 2024, the Company has subleased approximately 107,000 square feet of a total 162,000 square feet of its South San Francisco office and laboratory space under three separate subleases with unaffiliated companies. The Company’s sublease income from all three subleases is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Sublease income	$2,204	$2,090	$4,294	$4,180

Impairment of Long-Lived Assets

As of June 30, 2024, the Company had approximately 31,000 square feet of remaining vacant office and laboratory space in South San Francisco on the market for sublease primarily as a result of strategic actions taken in February 2023 (See “Note 8. Restructuring and Related Expenses” for more information). The Company evaluates the carrying value of its long-lived asset groups, which includes operating lease assets and leasehold improvements, for impairment when indicators exist that the carrying amounts of an asset may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Company determined that the ceased occupancy and current sublease marketing of the office and laboratory space were indicators of impairment. The Company operates within a single segment and identified three asset groups for the purposes of its long-lived impairment assessment which were comprised of (i) vivarium laboratory asset group; (ii) general laboratory asset group; and (iii) entity-wide asset group. The vacant office space, which the Company determined it may reoccupy in the future, was considered part of the entity-wide asset group.

Based on the Company’s impairment assessment as of June 30, 2024, the Company determined that the carrying values of two asset groups, consisting of the vacant vivarium laboratory space and vacant general laboratory space (including related leasehold improvements) and comprising approximately 22,000 square feet, exceeded the estimated undiscounted future cash flows of the two asset groups under the current sublease market conditions. Under ASC 360, Property, Plant, and Equipment, the Company then proceeded to estimate the fair value of the two asset groups. The Company applied a discounted cash flow method to estimate the fair values of the two asset groups, which represents Level 3 non-recurring fair value measurements. The estimated fair values of the two asset groups were determined by discounting the estimated sublease net cash flows based on the Company’s estimates and assumptions including, but not limited to, expected sublease rental income of $3.3 million, an annual discount rate of 9.7%, and other variable lease-related expenses to be incurred during the subtenant search period. The Company’s estimates and assumptions used to determine the estimated fair values of the two asset groups are subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods.

For the three and six months ended June 30, 2024, the Company recognized a non-cash impairment charge of $3.0 million based on the amount of excess carrying value of the two asset groups over its estimated fair values as described above. The impairment amount is presented in the Company’s condensed consolidated statements of operations within “Impairment of long-lived assets”. The Company will continue to update its long-lived asset impairment assessment each quarterly period.

7. Completion of Capital Return Program

In January 2024, the Company repurchased an additional 38,462 of its ordinary shares on the open market at a weighted average cost of $11.551 per share for an approximate aggregate cost of $0.4 million, excluding fees and expenses, to complete its capital return program. Since the initiation of the capital return program in September 2022 through January 2024, the Company repurchased a total of 31.412 million of its ordinary shares at a weighted average price of $10.3544 per share for an approximate aggregate cost of $325.3 million, excluding fees and expenses.

8. Restructuring and Related Expenses

In February 2023, the Company announced strategic actions (the “2023 Strategic Actions”) that included the discontinuation of its research activities, resulting in a 17% reduction in headcount in March 2023. As a result of the Company’s discontinued investment in research activities, the Company incurred restructuring and related expenses of $1.2 million and $2.7 million for the three and six months ended June 30, 2023, respectively, which were primarily related to R&D expenses. Of the total $2.7 million incurred for the six months ended June 30, 2023, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which were primarily related to the modification of equity-based awards for employees affected by the reduction in headcount and a loss on the sale of R&D laboratory equipment.

9. Income Taxes

For the six months ended June 30, 2024, the Company recognized an income tax expense of $2.6 million. Although the Company incurred net operating losses on a consolidated basis, the income tax expense for the six months ended June 30, 2024 was primarily due to uncertain tax positions and interest expense on the Company’s uncertain tax position liability.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for US federal tax purposes stemming from the effects of the TRC Transaction. As of June 30, 2024, the Company does not believe that a valuation allowance against its deferred tax assets should be re-established to offset its deferred tax assets for US federal tax purposes. As of June 30, 2024, the Company continues to maintain a full valuation allowance in certain states, including California, and other jurisdictions.

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

10. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses it potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of June 30, 2024, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

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

In May 2024, the Company received notice from Qilu Pharmaceuticals Co., Ltd. (“subsequent ANDA filer”), that it had filed with the FDA an ANDA for a generic version of YUPELRI. The notice from the subsequent ANDA filer included a paragraph IV certification with respect to certain of the Company’s patents listed in FDA’s Orange Book for YUPELRI. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In June 2024, the Company filed a patent infringement suit against the subsequent ANDA filer in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that by filing the ANDA, the subsequent ANDA filer has infringed certain of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the subsequent ANDA filer from introducing a generic version of YUPELRI that would infringe its patents. As a result of this lawsuit, the Company expects a 30-month stay of approval through November 2026 to be automatically granted by the FDA on the subsequent filer’s ANDA pending any adverse court decision.

As of July 31, 2024, the Company has settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, and the subsequent ANDA filer, remains pending.

A further method of treatment patent, with an expiration date of August 2039, was granted on July 30, 2024 and was listed in the Orange Book.

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

Under the terms of the Viatris Agreement, as amended, as of June 30, 2024, we were eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

As of June 30, 2024, we were also eligible to receive additional potential development and sales milestones of up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $7.5 million relates to regulatory approval in the China Region and $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

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

In November 2023, we learned that Viatris’ Phase 3 study of YUPELRI in China was positive, and the data were consistent with previous findings of YUPELRI’s strong efficacy. In June 2024, Viatris completed a registrational filing for YUPELRI in China which may lead us to receive (i) a $7.5 million milestone upon regulatory approval in the China Region; and (ii) a 14% - 20% royalty on net sales generated in the China Region, as shown above.

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$54,530	$55,038	$(508)	(1)%	$109,756	$101,993	$7,763	8%
YUPELRI net sales (Theravance Biopharma implied 35%)	19,085	19,263	(178)	(1)	38,415	35,697	2,717	8

The 1% decrease in aggregate net sales during the second quarter of 2024 compared to the prior year period was primarily due to headwinds from an evolved channel mix and a lower realized net price, offset by a 13% increase in customer demand. We are only expecting the lower net price in the second quarter to improve slightly during the second half of the year. For 2025 and beyond, we anticipate a more stable pricing environment and continued YUPELRI demand growth across all patient fulfillment channels. COPD market share growth continued in the second quarter of 2024 with the hospitals surpassing 18% market share and the community setting reaching 32% market share. For the three and six months ended June 30, 2024, YUPELRI continued to be profitable on a brand basis.

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

Based on positive results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in the study in early 2019. The Phase 3 program consisted of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and MSA patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of the same patient group’s response to ampreloxetine. The protocol for the pivotal studies stipulated an enrollment threshold of 40% MSA patients based on the hypothesis ampreloxetine would work the best in patients with MSA because they have more intact nerves on which ampreloxetine can exert its effect, relative to the other patient types in the study. The third, non-pivotal study (OAK), was a three and a half year long-term extension study.

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to a New Drug Application (“NDA”) filing with one additional Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. This Phase 3 study was initiated in the first quarter of 2023, and we currently anticipate that the final patient will be enrolled in the open label period of the study in mid-2025 and top-line data will be available approximately 6 months thereafter. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

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

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payment(s)”). As of June 30, 2024, a total of $200.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $240.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $2.86 billion; or (ii) $50.0 million if Royalty Pharma receives $275.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.21 billion.

TRELEGY global net sales for the three and six months ended June 30, 2024 were $1.07 billion and $1.81 billion, respectively, which represented a 40% and 37% year-over-year growth, respectively. TRELEGY is expected to generate global peak sales of $4.0 billion in 2027 according to Bloomberg consensus estimates as of early August 2024. Total 2023 TRELEGY global net sales were $2.74 billion which represented a 28% year-over-year growth.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with US Generally Accepted Accounting Principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities, and other related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 are essential to understanding our operating results and financial condition, as these policies and estimates relate to the more significant areas involving management’s judgments. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$54,530	$55,038	$(508)	(1)%	$109,756	$101,993	$7,763	8%
YUPELRI net sales (Theravance Biopharma implied 35%)	19,085	19,263	(178)	(1)	38,415	35,697	2,717	8

Our recognized revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Viatris collaboration agreement	$14,256	$13,743	$513	4%	$28,759	$24,154	$4,605	19%
Collaboration revenue	—	6	(6)	NM	—	12	(12)	NM
Total revenue	$14,256	$13,749	$507	4%	$28,759	$24,166	$4,593	19%

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

For the three and six months ended June 30, 2024, we recognized $14.3 million and $28.8 million, respectively, in revenue from the Viatris collaboration agreement which represented increases of 4% and 19%, respectively, compared to the prior year periods. The increase for the three months ended June 30, 2024 was primarily due to lower costs incurred by Viatris, and the increase for the six months ended June 30, 2024 was primarily due to an increase in net sales during the first three months of the year, as well as lower costs incurred by Viatris.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Employee-related	$3,211	$2,758	$453	16%	$6,516	$7,135	$(619)	(9)%
Share-based compensation	1,151	1,855	(704)	(38)	2,616	4,297	(1,681)	(39)
External-related	4,834	3,656	1,178	32	8,211	8,983	(772)	(9)
Facilities, depreciation, and other allocated expenses	758	1,156	(398)	(34)	1,579	3,582	(2,003)	(56)
Total research & development	$9,954	$9,425	$529	6%	$18,922	$23,997	$(5,075)	(21)%

R&D expenses increased by $0.5 million for the three months ended June 30, 2024 compared to the prior year period. The $0.5 million increase was attributed to a $0.5 million increase in employee-related expenses and a $1.2 million increase in external-related expense. These increases were primarily driven by the continued progression of the ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH. These clinical development-related increases were partially offset by a $0.7 million decrease in share-based compensation and a $0.4 million decrease in allocated expenses primarily driven by our 2023 strategic actions announced in February 2023 (“2023 Strategic Actions”) which included the discontinuation of investment in our research activities.

R&D expenses decreased by $5.1 million for six months ended June 30, 2024 compared to the prior year period. The $5.1 million decrease was attributed to all of our R&D categories and was primarily driven by our 2023 Strategic Actions. The $0.6 million and $0.8 million decreases in employee-related expenses and external-related expenses, respectively, were partially offset by increases in expenses related to the CYPRESS study as discussed above.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative	$17,056	$19,278	$(2,222)	(12)%	$33,798	$38,461	$(4,663)	(12)%

Total SG&A expenses were $17.1 million for the three months ended June 30, 2024. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $12.8 million for the second quarter of 2024 and were comprised of $6.8 million of general and administrative (“G&A”) expenses and $6.0 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) was $14.9 million for the second quarter of 2023 and were comprised of $8.8 million of G&A expenses and $6.1 million of SM&M expenses. The $2.0 million decrease in G&A expenses (excluding SBC) in the second quarter of 2024 compared to the prior year period represented a 23% reduction and was primarily due to our company-wide cost savings initiative that began in the second half of 2023 and included reductions in various areas such as, finance-related expenses, information & technology, and facility-related expenses. SM&M expenses (excluding SBC) was relatively unchanged in the second quarter of 2024 compared to the prior year period.

Total SG&A expenses were $33.8 million for the six months ended June 30, 2024. Excluding SBC, total SG&A expenses were $25.8 million for the current period and were comprised of $13.7 million of G&A expenses and $12.1 million of SM&M expenses. Total SG&A expenses (excluding SBC) was $29.8 million for the prior year period and were comprised of $18.4 million of G&A expenses and $11.4 million of SM&M expenses. The $4.7 million decrease in G&A expenses (excluding SBC) in the current period compared to the prior year period represented a 26% reduction and was primarily due to our company-wide cost savings initiative as discussed above. SM&M expenses (excluding SBC) increased slightly by $0.7 million in the current period compared to the prior year period and was primarily due to an increase in employee-related expenses.

Total SBC related to SG&A expenses was $4.2 million and $8.0 million for the three and six months ended June 30, 2024, respectively. Total SBC related to SG&A expenses was $4.4 million and $8.6 million for the three and six months ended June 30, 2023, respectively.

Impairment of Long-Lived Assets

Impairment of long-lived assets, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%		2024	2023	$	%
Impairment of long-lived assets (non-cash)	$2,951	$—	$2,951	NM	%	$2,951	$—	$2,951	NM	%

NM: Not Meaningful

For each of the three and six months ended June 30, 2024,we recognized a non-cash impairment charge of $3.0 million related to our vacant laboratory spaces and related leasehold improvements in South San Francisco, California, which are currently on the market for sublease. There was no charge for impairment of long-lived assets recognized in the prior year comparable periods.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%		2024	2023	$	%
Restructuring and related expenses	$—	$1,169	$(1,169)	NM	%	$—	$2,386	$(2,386)	NM	%
Share-based compensation expense (non-cash)	—	—	—	NM		—	357	(357)	NM
Total restructuring and related expenses	$—	$1,169	$(1,169)	NM	%	$—	$2,743	$(2,743)	NM	%

NM: Not Meaningful

There were no restructuring and related expenses recognized for the three and six months ended June 30, 2024. The restructuring and related expenses recognized for the prior year comparable periods were a result of our 2023 Strategic Actions as discussed above.

Interest Expense

Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Ampreloxetine royalty contingency (non-cash)	$(644)	$(568)	$(76)	13%	$(1,273)	$(1,118)	$(155)	14%

Interest expense was $0.6 million and $1.3 million for the three and six months ended June 30, 2024, respectively, and represented non-cash interest expense associated with $25.0 million received from Royalty Pharma in July 2022 to fund the CYPRESS study. The increase in interest expense was primarily due to the compounding of non-cash interest due to Royalty Pharma. We do not anticipate having any cash interest expense in the foreseeable future.

Interest Income and Other Income (Expense), net

Interest income and other income (expense), net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Interest income and other income (expense), net	$1,128	$2,504	$(1,376)	(55)%	$2,562	$5,483	$(2,921)	(53)%

Interest income and other income (expense), net, decreased by $1.4 million and $2.9 million for the three and six months ended June 30, 2024, respectively, compared to the prior year periods. The decreases were primarily due to a reduction in interest income earned on our cash, cash equivalents, and marketable securities driven by a significant reduction in such balances over the past year. Our cash, cash equivalents, and marketable securities balances were lower in the current year, compared to the prior year, due to the completion of our previously announced capital return program that began in September 2022 and was completed in early January 2024.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Provision for income tax expense	$(1,308)	$(1,458)	$150	(10)%	$(2,570)	$(1,063)	$(1,507)	142%

For the six months ended June 30, 2024, we recognized an income tax expense of $2.6 million compared to $1.1 million for the same period in 2023. For the six months ended June 30, 2024, our income tax expense was related to the uncertain tax positions, as well as interest expense on our uncertain tax position liability which we began to accrue in the fourth quarter of 2023. For the 2023 comparable period, the income tax expense was primarily due to uncertain tax positions related to our transfer pricing position.

Liquidity and Capital Resources

As of June 30, 2024, we had approximately $96.1 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

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

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Six Months Ended June 30,
(In thousands)	2024	2023	Change
Net cash used in operating activities	$(5,437)	$(23,657)	$18,220
Net cash provided by (used in) investing activities	13,997	(31,999)	45,996
Net cash used in financing activities	(1,760)	(136,920)	135,160

Net cash flows used in operating activities

Net cash used in operating activities was $5.4 million for the six months ended June 30, 2024, consisting of a net loss of $28.2 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $15.9 million and a net increase in cash resulting from changes in operating assets and liabilities of $6.8 million.

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

Net cash flows provided by (used in) investing activities

Net cash provided by investing activities was $14.0 million for the six months ended June 30, 2024, consisting of cash inflows from the net purchase and maturities of marketable securities of $14.1 million and cash outflows from the purchase of property and equipment of $0.1 million.

Net cash used in investing activities was $32.0 million for the six months ended June 30, 2023, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $31.7 million and cash outflows from the net purchase and sale of property and equipment of $0.3 million.

Net cash flows used in financing activities

Net cash used in financing activities was $1.8 million for the six months ended June 30, 2024, consisting primarily of $0.4 million of cash outflows related to the repurchase of ordinary shares as part of completion of our capital return program, $0.4 million of cash inflows related to the sale of shares through our employee share purchase program (“ESPP”) and $1.7 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2024. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2024, we received notice from Qilu Pharmaceuticals Co., Ltd. (“subsequent ANDA filer”), that it had filed with the FDA an ANDA for a generic version of YUPELRI. The notice from the subsequent ANDA filer included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In June 2024, we filed a patent infringement suit against the subsequent ANDA filer in the U.S. District Court for the Eastern District of Pennsylvania. The complaint alleges that by filing the ANDA, the subsequent ANDA filer has infringed certain of our Orange Book listed patents. We are seeking a permanent injunction to prevent the subsequent ANDA filer from introducing a generic version of YUPELRI that would infringe our patents. As a result of this lawsuit, we expect a 30-month stay of approval through November 2026 to be automatically granted by the FDA on the subsequent filer’s ANDA pending any adverse court decision.

As of July 31, 2024, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, and the subsequent ANDA filer, remains pending.

A further method of treatment patent, with an expiration date of August 2039, was granted on July 30, 2024 and was listed in the Orange Book.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three and six months ended June 30, 2024, we recognized net losses of $16.5 million and $28.2 million, respectively, and for the year ended December 31, 2023, we recognized a net loss of $55.2 million. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $937.3 million as of June 30, 2024. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing through later stage clinical studies without a partner and which we are preparing to potentially commercialize. In addition, we may invest strategically in efforts to continue to support our development and commercial pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales and marketing expenditures to increase in 2024 as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

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

While we are generating revenues and income from sales of YUPELRI and our economic and royalty interests, we may not generate significant profit from our operations in the near future. We could fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products, and do so with desired margins, our expenses will continue to exceed any revenues we may receive in the future.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the sales levels of our approved product, unplanned expenses, clinical program outcomes, expenses being higher than anticipated, revenue and cash receipts being lower than anticipated, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities. Our ability to reach, and the time required to reach, and then to sustain, profitability from operations is uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable from operations would adversely affect the price of our securities and our ability to continue operations as planned.

If YUPELRI’s acceptance by physicians, patients, third party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product.

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. See the Risk Factor entitled “We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do” for additional information regarding the competitive landscape in which we operate. If physicians, patients, third party payors, or the medical community in general believe that YUPELRI is not a preferred treatment option for those with COPD, do not continue to prescribe, fill prescriptions for, cover, or reimburse for YUPELRI, we may see declines, or fail to grow. In addition, we have recently experienced headwinds from an evolved channel mix and a lower realized net price. While we anticipate a more stable pricing environment and continued YUPELRI demand growth in 2025 and beyond, there can be no assurance that our and our partner VIATRIS’ efforts to improve our current pricing dynamics will be successful. See the Risk Factor entitled “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” for additional information regarding certain elements of the pricing landscape in which we operate. If YUPELRI’s acceptance and net price does not grow, or declines from previous levels, our business and financial results could be materially harmed.

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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical program including, without limitation, any delays in development in our program, any halting of development in our program, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our program, or any indication from clinical or non-clinical studies that the compounds in our program are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint, and in September 2021, we announced that our four-week SEQUOIA Phase 3 study for ampreloxetine did not meet its primary endpoint. There can be no assurance that our Phase 3 CYPRESS study for ampreloxetine will be completed on the timeline we expect or at all, that data from the Phase 3 study for ampreloxetine will be read out on the timeline we expect or at all, that the study will meet its endpoints, or that ampreloxetine will ultimately be found to be safe and effective.

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

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. VIATRIS is the New Drug Application (“NDA”) holder and is responsible for as manufacturing, pricing and compliance matters as well as sales and marketing in the community setting. We are responsible for sales and marketing in the hospital setting. In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan, and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. In connection with these agreements, Viatris has certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. Verona Pharma plc’s ensifentrine, a selective inhaled dual inhibitor of PDE3 and PDE4, was launched in the US in June 2024 and Sanofi and Regeneron Pharmaceutical, Inc.’s IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) is expected to receive US approval for COPD in the second half of 2024 for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. If successfully developed and approved, ampreloxetine would be expected to serve as the only safe, convenient, and durably effective treatment option for MSA patients with symptomatic nOH, entering a market where generic droxidopa is currently the sole product approved for nOH patients and midodrine is approved for OH. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

There is a single source of supply for our product candidates and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We depend on a number of third party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers for clinical study purposes and we depend on third party suppliers for warehousing and storage of our existing API and drug product. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. In addition, there is a single supplier of YUPELRI API, a single supplier of YUPELRI drug product and YUPELRI is warehoused in a single facility. If, for any reason, any of these third party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. For example, while we have not been directly or indirectly materially impacted, manufacturers and warehousing suppliers are periodically impacted by natural disasters, accidents, labor disputes, labor shortages, regulatory actions, public health emergencies and geopolitical factors. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies or prevent us from developing our product candidates in a cost-effective manner or on a timely basis or adversely impact YUPELRI sales. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, we received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of July 31, 2024, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. Based on publicly-available information, we are not aware of any other paragraph IV notifications with respect to other products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

If we lose key management, sales, clinical development or scientific personnel, or if we fail to attract and retain key employees, our ability to discover and develop our product candidates and commercialize our products will be impaired.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “2021 Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The 2021 Restructuring was completed during the third quarter of 2022, and we announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of June 30, 2024, we had cash, cash equivalents and marketable securities of approximately $96.1 million.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, the UK and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. Ireland has implemented further tax law changes through the Finance Act 2021 to comply with the European Union Anti-Tax Avoidance Directives. Changes to date, including reverse-hybrid mismatch and interest limitation rules, are not expected to have a material impact on our tax position.

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

Moreover, pursuant to a recently-completed review of our Irish tax assets, we are engaging tax and financial advisors to explore opportunities to create additional shareholder value from our assets, including our tax assets. There can be no assurance that we will implement any steps or that any such steps will result in greater shareholder value, and the tax-related effects of any such steps could be uncertain or could be challenged by taxing authorities.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2024, we owned a total of 179 issued US patents and 987 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 based on newly-issued patents. A further lawsuit was filed during 2024 in response to a subsequent company seeking to market a generic version of YUPELRI. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2026 to 2039. Another Orange Book listed patent expiring in October 2028 remains unchallenged. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EU to the US and other countries, which may incur compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on the EU Standard Contractual Clauses and the EU - US Data Privacy Framework. The suitability of Standard Contractual Clauses for data transfer in some scenarios has recently been the subject of legal challenge, and while the US and the EU reached agreement on the EU - US Data Privacy Framework, there are legal challenges to that data transfer mechanism as well. Compliance with EU data transfer obligations can be costly and time-consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data. If we or our vendors fail to comply with applicable data privacy laws concerning, or if the legal mechanisms we or our vendors rely upon to allow, the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions, including an order to stop transferring the personal data outside of the EEA and significant penalties against us. Moreover, our business could be adversely impacted if our ability to transfer personal data out of the EEA, the UK or Switzerland to the US is restricted, which could adversely impact our operating results.

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

Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties.

The continuing efforts of the government, insurance companies, managed care organizations and other payors of health care costs, and distributors to contain or reduce costs that they or patients are charged may adversely affect us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties in regard to one or more of the following:

●	the ability to set and collect a price believed to be reasonable for products;

●	the ability to generate revenues and achieve profitability; and

●	the availability of capital.

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by the presidential administration, federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government health administration authorities. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major regulatory or legislative initiatives, including those related to pricing of or reimbursement for prescription drugs. We expect we, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, distributors and additional legislative enactments and administrative policies.

The Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”; the coverage gap will be eliminated effective 2025 under the Inflation Reduction Act of 2022 (the “IRA”) and will be replaced with a new manufacturer discount program), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

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

In order to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by the Department of Veterans Affairs (“VA”), Department of Defense (“DoD”), Public Health Service, and Coast Guard (the “Big Four agencies”) and certain federal grantees, a manufacturer is required to list its innovator products on a VA Federal Supply Schedule (“FSS”) contract and charge a price to the Big Four agencies that is no higher than the Federal Ceiling Price (“FCP”), which is a price calculated pursuant to a statutory formula. In addition, manufacturers must submit to the VA quarterly and annual “non-federal average manufacturer price” (“Non-FAMP”) calculations for each NDC-11 of their innovator drugs. Under Section 703 of the National Defense Authorization Act for FY 2008, the manufacturer is required to pay quarterly rebates to DoD on utilization of its innovator products that are dispensed through DoD’s Tricare network pharmacies to Tricare beneficiaries.

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

●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement and co-pay support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, Companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.

●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a compound prior to its approval. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

Based solely on our review of publicly available filings, as of June 30, 2024, our three largest shareholders collectively owned 46.1% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

Our Cayman Islands counsel, Maples and Calder, is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability for such actions. In most cases, we will be the proper plaintiff in any claim based on a breach of duty owed to it, and a claim against (for example) our officers or directors usually may not be brought by a shareholder. However, based on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle apply in circumstances in which:

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

As of June 30, 2024, we qualified as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports. In addition, for so long as we remain a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our ordinary shares held by non-affiliates, or our public float, is less than $250.0 million; or (ii) we have annual revenues less than $100.0 million and either we have no public float or our public float is less than $700.0 million.

If we continue to take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our ordinary shares less attractive, which may result in a less active trading market for our common stock and greater stock price volatility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended June 30, 2024, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Rule 10b5-1
			Duration of Trading	Trading Arrangement?	Number of Ordinary
Name and Title	Action	Date	Arrangement	(Y / N) (1)	Shares to be Sold
Eran Broshy, Director	Adoption	June 14, 2024	September 13, 2024 - December 31, 2025	Y	Up to 74,501
(1)	Denotes whether the trading plan is intended to satisfy the affirmative defense Rule 10b5-1(c) of the Exchange Act.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2024, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: August 8, 2024	/s/ Rick E Winningham
Rick E Winningham
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)