Form 10-Q
period 2024-09-30
Theravance Biopharma, Inc.
filed 2024-11-14
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the number of the registrant’s outstanding ordinary shares was 49,174,296.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$23,378	$39,545
Short-term marketable securities	67,983	62,881
Receivables from collaborative arrangements	16,845	17,474
Prepaid clinical and development services	597	2,038
Other prepaid and current assets	7,677	11,603
Total current assets	116,480	133,541
Property and equipment, net	7,788	9,068
Operating lease assets	29,334	36,287
Future contingent milestone and royalty assets	194,200	194,200
Restricted cash	836	836
Other assets	7,467	8,067
Total assets	$356,105	$381,999

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,454	$1,524
Accrued personnel-related expenses	7,842	6,443
Accrued clinical and development expenses	864	2,246
Accrued general and administrative expenses	1,379	2,900
Operating lease liabilities	4,196	3,923
Tenant improvement payable to sublessee	6,490	6,490
Other accrued liabilities	1,210	1,241
Total current liabilities	23,435	24,767
Long-term operating lease liabilities	40,785	45,236
Future royalty payment contingency	29,691	27,788
Unrecognized tax benefits	71,563	65,294
Other long-term liabilities	4,977	5,919
Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 49,174 and 48,091 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,135,599	1,122,164
Accumulated other comprehensive income (loss)	50	(65)
Accumulated deficit	(949,995)	(909,104)
Total shareholders’ equity	185,654	212,995
Total liabilities and shareholders’ equity	$356,105	$381,999

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Viatris collaboration agreement	$16,868	$15,687	$45,627	$39,841
Collaboration revenue	—	6	—	18
Total revenues	16,868	15,693	45,627	39,859

Expenses:
Research and development (1)	9,268	8,311	28,190	32,308
Selling, general and administrative (1)	16,875	16,142	50,673	54,603
Impairment of long-lived assets (non-cash)	1,562	—	4,513	—
Restructuring and related expenses (1)	—	—	—	2,743
Total expenses	27,705	24,453	83,376	89,654

Loss from operations	(10,837)	(8,760)	(37,749)	(49,795)
Interest expense (non-cash)	(630)	(609)	(1,903)	(1,727)
Interest and other income, net	1,415	1,786	3,977	7,269
Loss before income taxes	(10,052)	(7,583)	(35,675)	(44,253)
Provision for income tax expense	(2,646)	(1,367)	(5,216)	(2,430)
Net loss	(12,698)	(8,950)	$(40,891)	$(46,683)

Net unrealized gain (loss) on available-for-sale investments	72	61	115	(210)
Total comprehensive loss	$(12,626)	$(8,889)	$(40,776)	$(46,893)

Net loss per share:
Basic and diluted net loss per share	$(0.26)	$(0.17)	$(0.84)	$(0.81)

Shares used to compute basic and diluted net loss per share	49,038	52,361	48,690	57,287
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Research and development	$1,111	$2,004	$3,727	$6,301
Selling, general and administrative	3,852	4,258	11,840	12,890
Restructuring and related expenses	—	—	—	356
Total share-based compensation expense	$4,963	$6,262	$15,567	$19,547

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at June 30, 2024	48,922	$—	$1,131,008	$(22)	$(937,297)	$193,689
Proceeds from the sale of ordinary shares	3	—	25	—	—	25
Employee share-based compensation expense	—	—	4,963	—	—	4,963
Issuance of restricted shares	297	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(48)	—	(397)	—	—	(397)
Net unrealized gain on marketable securities	—	—	—	72	—	72
Net loss	—	—	—	—	(12,698)	(12,698)
Balances at September 30, 2024	49,174	$—	$1,135,599	$50	$(949,995)	$185,654

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Proceeds from the sale of ordinary shares	8	—	69	—	—	69
Proceeds from ESPP purchases	45	—	375	—	—	375
Employee share-based compensation expense	—	—	15,567	—	—	15,567
Issuance of restricted shares	1,310	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(242)	—	(2,131)	—	—	(2,131)
Net unrealized gain on marketable securities	—	—	—	115	—	115
Net loss	—	—	—	—	(40,891)	(40,891)
Balances at September 30, 2024	49,174	$—	$1,135,599	$50	$(949,995)	$185,654

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at June 30, 2023	53,694	$1	$1,172,090	$(286)	$(891,644)	$280,161
Repurchase of ordinary shares, net of transaction costs	(3,178)	—	(30,891)	—	—	(30,891)
Proceeds from ESPP purchases	—	—	(1)	—	—	(1)
Employee share-based compensation expense	—	—	6,262	—	—	6,262
Issuance of restricted shares	356	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(53)	—	(512)	—	—	(512)
Net unrealized gain on marketable securities	—	—	—	61	—	61
Net loss	—	—	—	—	(8,950)	(8,950)
Balances at September 30, 2023	50,819	$1	$1,146,948	$(225)	$(900,594)	$246,130

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(15,619)	—	(166,787)	—	—	(166,787)
Proceeds from ESPP purchases	63	—	445	—	—	445
Employee share-based compensation expense	—	—	19,547	—	—	19,547
Issuance of restricted shares	1,337	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(189)	—	(1,982)	—	—	(1,982)
Net unrealized loss on marketable securities	—	—	—	(210)	—	(210)
Net loss	—	—	—	—	(46,683)	(46,683)
Balances at September 30, 2023	50,819	$1	$1,146,948	$(225)	$(900,594)	$246,130

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss	$(40,891)	$(46,683)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,288	1,609
Amortization and accretion on investment securities, net	(1,729)	(1,494)
Future royalty payment contingency interest accretion	1,903	1,727
Share-based compensation	15,567	19,547
Loss on disposal of property and equipment	(129)	1,353
Loss on impairment of long-lived assets	4,513	—
Amortization of right-of-use assets	3,361	2,724
Deferred income taxes	(984)	—
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	629	(272)
Prepaid clinical and development services	1,441	(121)
Other prepaid and current assets	3,926	(1,315)
Right-of-use lease assets	(634)	(173)
Other assets	533	3,309
Accounts payable	(38)	354
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(1,523)	(6,657)
Deferred revenue	—	(17)
Operating lease liabilities	(4,178)	(1,329)
Unrecognized tax benefits	6,269	—
Other long-term liabilities	43	1,295
Net cash used in operating activities	(10,633)	(26,143)

Investing activities
Purchases of property and equipment	(142)	(1,811)
Purchases of marketable securities	(103,022)	(134,534)
Maturities of marketable securities	99,762	31,435
Sale of short-term investments and marketable securities	—	71,377
Proceeds from the sale of property and equipment	—	1,513
Net cash used in investing activities	(3,402)	(32,020)

Financing activities
Ordinary share repurchases	(445)	(166,787)
Proceeds from the sale of ordinary shares	69	—
Proceeds from ESPP purchases	375	445
Repurchase of shares to satisfy tax withholding	(2,131)	(1,982)
Net cash used in financing activities	(2,132)	(168,324)

Net decrease in cash, cash equivalents, and restricted cash	(16,167)	(226,487)
Cash, cash equivalents, and restricted cash at beginning of period	40,381	299,008
Cash, cash equivalents, and restricted cash at end of period	$24,214	$72,521

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$12	$14

Supplemental disclosure of non-cash activities
Recognition of tenant improvement allowance assigned to sublease	$—	$6,490

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2023 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2024.

The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about a public entity’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period, including for entities with a single reportable segment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-07 on its consolidated financial statements disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements income tax disclosures.

The Company has evaluated other recently issued accounting pronouncements and does not currently believe that any of these pronouncements will have a material impact on its consolidated financial statements and related disclosures.

2. Net Loss per Share and Anti-dilutive Securities

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares determined using the treasury stock method. Potential ordinary shares include outstanding options to purchase ordinary shares, ordinary shares expected to be issued under the Company’s employee share purchase plan (“ESPP”), restricted share units (“RSUs”), and performance-contingent RSUs (“PSUs”) for which the performance vesting conditions have been deemed probable. PSUs with performance vesting conditions that have been deemed not probable as of the end of the period are not included in the diluted net loss per share computation. Furthermore, PSUs with market vesting conditions, to which market conditions have not been met as of the end of the period, are also not included in the dilutive net loss per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net loss	$(12,698)	$(8,950)	$(40,891)	$(46,683)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	49,038	52,361	48,690	57,287

Net loss per share - basic and diluted	$(0.26)	$(0.17)	$(0.84)	$(0.81)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Options	2,114	2,310	2,251	2,370
Restricted share units and performance-contingent RSUs deemed probable	1,348	1,119	1,213	1,582
Employee share purchase plan	125	30	117	20
Total	3,587	3,459	3,581	3,972

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

As of September 30, 2024, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Viatris collaboration agreement – Amounts receivable from Viatris	$16,868	$15,687	$45,627	$39,841

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
YUPELRI net sales (Theravance Biopharma implied 35%)	$21,766	$20,414	$60,181	$56,111

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

The table below summarizes the reduction to R&D expenses for reimbursements associated with R&D expenses directly incurred by the Company. There were no R&D expense reimbursements for the three months ended September 30, 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Viatris	$—	$1,340	$485	$5,041

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,
(In thousands)	2024	2023
Cash and cash equivalents	$23,378	$71,685
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$24,214	$72,521

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The decrease in cash, and cash equivalents, and restricted cash compared to the prior year period, was primarily due to the Company’s open market share repurchase program that commenced in December 2022 and was completed in January 2024 (see “Note 7. Completion of Capital Return Program” for more information).

The Company periodically engages in foreign exchange transactions as a part of its operations. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income (expense), net”. For the three and nine months ended September 30, 2024 and 2023, the Company’s net realized and unrealized foreign currency gains (losses) were not material.

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

Available-for-sale securities are summarized below:

		September 30, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$33,622	$27	$—	$33,649
Corporate notes	Level 2	3,079	1	—	3,080
Commercial paper	Level 2	34,222	22	—	34,244
Marketable securities		70,923	50	—	70,973
Money market funds	Level 1	11,666	—	—	11,666
Total		$82,589	$50	$—	$82,639

		December 31, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,848	$—	$(29)	$29,819
US government agency securities	Level 2	4,428	—	(8)	4,420
Corporate notes	Level 2	28,670	4	(32)	28,642
Marketable securities		62,946	4	(69)	62,881
Money market funds	Level 1	26,179	—	—	26,179
Total		$89,125	$4	$(69)	$89,060

As of September 30, 2024, all of the Company’s available-for-sale securities had contractual maturities within seven months, and the weighted-average maturity of marketable securities was approximately two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and nine months ended September 30, 2024.

The Company did not have any available-for-sale debt securities with unrealized losses as of September 30, 2024. Available-for-sale debt securities with unrealized losses as of December 31, 2023 are summarized below:

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

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of September 30, 2024.

For the three and nine months ended September 30, 2024, the Company did not sell any marketable securities. For the three months ended September 30, 2023, the Company did not sell any marketable securities. For the nine months ended September 30, 2023, the Company sold marketable securities for total proceeds of $71.4 million. The sales were based on the specific identification method, and the realized net gain from the sales were immaterial.

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

The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net sales which is considered a Level 3 fair value input. The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified and will recognize any increases in the carrying value of the asset when such contingent gains are realized. As of September 30, 2024, the Contingent Consideration had a carrying value of $194.2 million and is presented on the condensed consolidated balance sheets as “Future contingent milestone and royalty assets”. There have been no changes to the carrying value of the Contingent Consideration since its initial measurement date in July 2022.

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

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 8.3% as of September 30, 2024.

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

Changes to the contingent liability were as follows for the nine months ended September 30, 2024:

(In thousands)
Balance at December 31, 2023	$27,788
Non-cash interest expense accretion	1,903
Balance at September 30, 2024	$29,691

6. Subleases

In March 2024, the Company entered into a non-cancelable agreement (“March 2024 Sublease”) under which it subleased approximately 8,000 square feet of its South San Francisco office space to an unaffiliated company. The sublease period was for approximately two years expiring in April 2026, and the subtenant has no option to extend the sublease. Under the terms of the March 2024 Sublease, the Company is entitled to receive an initial monthly base rent of $38,000 with a 3% annual increase after the first year. The Company will recognize approximately $0.9 million in total sublease income on a straight-line basis over the two-year sublease term. Sublease income is recognized as a reduction to the Company’s facilities expense which is then allocated to selling, general and administrative expenses and R&D expenses in the condensed consolidated statements of operations.

As of September 30, 2024, the Company has subleased approximately 107,000 square feet of a total 162,000 square feet of its South San Francisco office and laboratory space under three separate subleases with unaffiliated companies. The Company’s sublease income from all three subleases is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Sublease income	$2,204	$2,090	$6,498	$6,270

On November 1, 2024, the Company entered into an amendment to the March 2024 Sublease (“March 2024 Sublease Amendment”). The March 2024 Sublease Amendment included the following key terms: (i) an addition of approximately 11,000 square feet of laboratory space; and (ii) an extension of the sublease period by approximately three years ending on or around February 2029 with an option to extend the sublease through the master headlease expiration in May 2030. For the laboratory space addition, the Company is entitled to receive an initial monthly base rent of $16,250 with approximate 3% annual increases after the first year. Under the terms of the March 2024 Sublease Amendment, the Company is expected to recognize approximately $3.1 million in total sublease income on a straight-line basis over the March 2024 Sublease Amendment period.

Impairment of Long-Lived Assets

As of September 30, 2024, the Company had approximately 31,000 square feet of remaining vacant office and laboratory space in South San Francisco on the market for sublease primarily as a result of strategic actions taken in February 2023 (See “Note 8. Restructuring and Related Expenses” for more information). The Company evaluates the carrying value of its long-lived asset groups, which includes operating lease assets and leasehold improvements, for impairment when indicators exist that the carrying amounts of an asset may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset or asset group are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

The Company determined that the ceased occupancy and current sublease marketing of office and laboratory space were indicators of impairment. The Company operates within a single segment and identified three asset groups for the purposes of its long-lived impairment assessment which were comprised of (i) vivarium laboratory asset group; (ii) general laboratory asset group; and (iii) entity-wide asset group. The vacant office space, which the Company determined it may reoccupy in the future, was considered part of the entity-wide asset group.

The Company previously recognized an impairment charge of $3.0 million for the vivarium laboratory asset group and the general laboratory asset group during the six months ended June 30, 2024 based on the discounted cash flow method to estimate the fair values of the two asset groups which represented Level 3 non-recurring fair value measurements.

As of September 30, 2024, while the Company was negotiating the March 2024 Sublease Amendment, the Company proceeded to update the estimate fair value of the vivarium laboratory space based on the terms of the draft March 2024 Sublease Amendment which involved estimates including the expected sublease rental income of $0.6 million, an annual discount rate of 9.7%, and other variable lease-related expenses. As a result of the updated fair value estimate, the Company recognized a non-cash incremental impairment charge of $0.9 million related to the vivarium laboratory space for the three months ended September 30, 2024.

In addition, based on the Company’s updated impairment assessment (which reflected the facts derived from the March 2024 Sublease Amendment) as of September 30, 2024, the Company determined that the carrying value of the remaining vacant general laboratory space, consisting of approximately 11,000 square feet, continued to exceed the estimated undiscounted future cash flows. The Company proceeded to update the estimated fair value of the general laboratory space based on the Company’s current estimates and assumptions including, but not limited to, expected sublease rental income of $0.8 million, an annual discount rate of 9.7%, and other variable lease-related expenses expected to be incurred during the subtenant search period. As a result of updated fair value estimate, the Company recognized a non-cash incremental impairment charge of $0.7 million in connection to the vacant general laboratory space for the three months ended September 30, 2024.

In aggregate, the Company recognized non-cash impairment charges of $1.6 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. The impairment charge is presented in the Company’s condensed consolidated statements of operations within “Impairment of long-lived assets”.

The Company’s estimates and assumptions used to determine the estimated fair values of the above two asset groups were subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods.

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

8. Restructuring and Related Expenses

In February 2023, the Company announced strategic actions (the “2023 Strategic Actions”) that included the discontinuation of its research activities, resulting in a 17% reduction in headcount in March 2023. As a result of the Company’s discontinued investment in research activities, the Company incurred restructuring and related expenses of $2.7 million for the nine months ended September 30, 2023 which were primarily related to R&D expenses. Of the total $2.7 million incurred for the nine months ended September 30, 2023, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which were primarily related to the loss on the sale of R&D laboratory equipment and the modification of equity-based awards for employees affected by the reduction in headcount. The R&D laboratory equipment sold had a carrying value of $2.7 million, and the sale generated net cash proceeds of $1.5 million. There were no restructuring and related expenses recognized for either the three months ended September 30, 2023 or the nine months ended September 30, 2024.

9. Income Taxes

For the nine months ended September 30, 2024, the Company recognized an income tax expense of $5.2 million. Although the Company incurred net operating losses on a consolidated basis, the income tax expense for the nine months ended September 30, 2024 was primarily due to expense relating to an uncertain tax position and interest associated with that uncertain tax position liability.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for US federal tax purposes stemming from the effects of the TRC Transaction. As of September 30, 2024, the Company does not believe that a valuation allowance against its deferred tax assets should be re-established to offset its deferred tax assets for US federal tax purposes. As of September 30, 2024, the Company continues to maintain a full valuation allowance in certain states, including California and other jurisdictions.

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

The Company’s future income tax expense may be affected by factors, such as changes in tax laws, its business, regulations, tax rates, interpretation of existing laws or regulations, the impact of accounting for share-based compensation, the impact of accounting for business combinations, its international organization, shifts in the amount of income before tax earned in the US as compared with other regions in the world, and changes in overall levels of income before tax.

10. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses it potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of September 30, 2024, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

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

As of October 31, 2024, the Company has settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

A further method of treatment patent, with an expiration date of August 2039, was granted on July 30, 2024 and was listed in the Orange Book. The Company filed an additional patent infringement suit in the U.S. District Court for the District of New Jersey during August 2024 against the three remaining generic companies. This suit has been consolidated with the action described above.

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

Formation of Strategic Review Committee and Enhanced Corporate Governance

Our Board of Directors formed a Strategic Review Committee composed entirely of independent directors to assess all strategic alternatives available to the Company, including those related to YUPELRI, ampreloxetine and TRELEGY, with the objective of unlocking shareholder value. There can be no assurance that the Company’s strategic review process will result in any transaction. We have not set a timetable for completion of this process, and we do not intend to disclose further developments unless and until we determine that such disclosure is appropriate or necessary.

In addition, as part of our ongoing review of our corporate governance policies, we announced that we have separated the roles of Chair of the Board of Directors and Chief Executive Officer. We believe that the separation of these roles will allow management to sharpen its focus on operational goals, including growing YUPELRI and completing the Phase 3 clinical study of ampreloxetine in MSA patients with symptomatic nOH (CYPRESS). The Board of Directors elected Susannah Gray as Chair of the Board of the Company, while Rick Winningham will continue as a member of the Board of Directors and Chief Executive Officer.

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

We co-developed YUPELRI with our collaboration partner, Viatris Inc. Under the terms of the Viatris Development and Commercialization Agreement (the “Viatris Agreement”), we led the US Phase 3 development program for YUPELRI in COPD, and Viatris was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application, after which costs were shared. YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD in November 2018. In the US, Viatris is leading the commercialization of YUPELRI, and we co-promote the product under a profit and loss sharing arrangement (65% to Viatris; 35% to us). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-

digits to mid-teens. We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI.

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

Under the terms of the Viatris Agreement, as amended, as of September 30, 2024, we were eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

As of September 30, 2024, we were also eligible to receive additional potential development and sales milestones of up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $7.5 million relates to regulatory approval in the China Region and $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$62,189	$58,325	$3,864	7%	$171,945	$160,318	$11,627	7%
YUPELRI net sales (Theravance Biopharma implied 35%)	21,766	20,414	1,352	7	60,181	56,111	4,070	7

The $62.2 million of YUPELRI net sales in the third quarter of 2024, recognized by Viatris, was an all-time high and represented a 7% increase compared to the prior year period. The increase was primarily driven by (i) an increase in customer demand of 14%; and (ii) increases in market share in the hospital setting approaching 19% and in the community setting reaching 32%. For the three and nine months ended September 30, 2024, YUPELRI continued to be profitable on a brand basis.

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to a New Drug Application (“NDA”) filing with one additional Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. This Phase 3 study was initiated in the first quarter of 2023, and we currently anticipate that the final patient will be enrolled in the open label period of the study in mid-2025 and top-line data will be available approximately six months thereafter. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

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

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payments(s)”). As of September 30, 2024, a total of $200.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $240.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $2.86 billion; or (ii) $50.0 million if Royalty Pharma receives $275.0 million or more in royalty payments from GSK with respect to 2024 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.21 billion. The $2.86 billion and $3.21 billion global net sales thresholds would represent increases of approximately 4% and 17%, respectively, compared to 2023 global net sales.

TRELEGY global net sales for the three and nine months ended September 30, 2024 were $789 million and $2.60 billion, respectively, which represented 17% and 30% year-over-year growth, respectively. TRELEGY is expected to generate global peak sales of $4.0 billion in 2026 according to Bloomberg consensus estimates as of late October 2024. Total 2023 TRELEGY global net sales were $2.74 billion which represented a 28% year-over-year growth.

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

2025 Annual General Meeting of Shareholders

The Company will hold its 2025 Annual General Meeting of Shareholders on May 19, 2025 in Dublin, Ireland. Further information regarding the Annual General Meeting will be provided in the Company's proxy materials, which will be filed with the SEC and made available to shareholders prior to the Annual General Meeting.

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

We believe that the accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 are essential to understanding our operating results and financial condition, as these policies and estimates relate to the more significant areas involving management’s judgments. Except for the below addition, there have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Impairment of Long-Lived Assets

We regularly review our long-lived assets, including operating lease assets, to determine whether indicators of impairment may exist. If indications of impairment exist, we perform a test of recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its useful life to the carrying value of the long-lived asset. If the carrying value of the long-lived asset exceeds such estimated undiscounted cash flows, we would determine the estimated fair value of the long-lived assets generally using the estimated discounted future cash flows to recognize an impairment loss on the long-lived asset. For the three and nine months ended September 30, 2024, we recognized impairment losses related to our long-lived assets of $1.6 million and $4.5 million, respectively.

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$62,189	$58,325	$3,864	7%	$171,945	$160,318	$11,627	7%
YUPELRI net sales (Theravance Biopharma implied 35%)	21,766	20,414	1,352	7	60,181	56,111	4,070	7

Our recognized revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Viatris collaboration agreement	$16,868	$15,687	$1,181	8%	$45,627	$39,841	$5,786	15%
Collaboration revenue	—	6	(6)	NM	—	18	(18)	NM
Total revenues	$16,868	$15,693	$1,175	7%	$45,627	$39,859	$5,768	14%

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

For the three and nine months ended September 30, 2024, we recognized $16.9 million and $45.6 million, respectively, in revenue from the Viatris collaboration agreement which represented increases of 8% and 15%, respectively, compared to the prior year periods. The increase in Viatris collaboration revenue for the third quarter of 2024 was primarily due to an increase in net sales. The increase for the nine months ended September 30, 2024 was primarily due to an increase in net sales, as well as lower costs incurred by Viatris. During the third quarter of 2024, customer demand increased by 14% and market share increased to nearly 19% in the hospital setting and reached 32% in the community setting.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Employee-related	$2,829	$2,859	$(30)	(1)%	$9,345	$9,995	$(650)	(7)%
Share-based compensation	1,111	2,004	(893)	(45)	3,727	6,301	(2,574)	(41)
External-related	4,448	2,572	1,876	73	12,658	11,555	1,103	10
Facilities, depreciation, and other allocated expenses	880	876	4	0	2,460	4,457	(1,997)	(45)
Total research & development	$9,268	$8,311	$957	12%	$28,190	$32,308	$(4,118)	(13)%

R&D expenses increased by $1.0 million for the three months ended September 30, 2024 compared to the prior year period. The $1.0 million increase was attributed to a $1.9 million increase in external-related expenses and partially offset by a $0.9 million decrease in share-based compensation expense. The increase in external-related expenses was primarily driven by the continued progression of the ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH and was partially offset by the previously announced close-out of certain research programs. The decrease in share-based compensation expense was primarily driven by employee departures.

R&D expenses decreased by $4.1 million for nine months ended September 30, 2024 compared to the prior year period. The $4.1 million decrease was attributed to nearly all of our R&D categories and was primarily driven by our 2023 Strategic Actions which included the discontinuation of investment in our research activities. External-related expenses did increase by $1.1 million primarily driven by the continued progression of our CYPRESS study.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative	$16,875	$16,142	$733	5%	$50,673	$54,603	$(3,930)	(7)%

Total SG&A expenses were $16.9 million for the three months ended September 30, 2024. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $13.0 million for the third quarter of 2024 and were comprised of $6.6 million of general and administrative (“G&A”) expenses and $6.4 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) was $11.9 million for the third quarter of 2023 and were comprised of $7.1 million of G&A expenses and $4.8 million of SM&M expenses. The $0.5 million decrease in G&A expenses (excluding SBC) in the third quarter of 2024 compared to the prior year period represented a 9% reduction and was primarily due to our company-wide cost savings initiative that began in the second half of 2023 and included reductions in various areas such as, finance-related expenses, information & technology, and facility-related expenses. SM&M expenses (excluding SBC) increased by $1.6 million in the third quarter of 2024 compared to the prior year period and was primarily due to pre-launch medical affairs and commercialization expenses associated with ampreloxetine and an increase in employee-related expenses.

Total SG&A expenses were $50.7 million for the nine months ended September 30, 2024. Excluding SBC, total SG&A expenses were $38.8 million and were comprised of $20.3 million of G&A expenses and $18.5 million of

SM&M expenses. Total SG&A expenses (excluding SBC) was $41.7 million for the prior year period and were comprised of $25.5 million of G&A expenses and $16.2 million of SM&M expenses. The $5.2 million decrease in G&A expenses (excluding SBC) compared to the prior year period represented a 20% reduction and was primarily due to our company-wide cost savings initiative as discussed above. SM&M expenses (excluding SBC) increased by $2.3 million in the third quarter of 2024 compared to the prior year period and was primarily due pre-launch medical affairs and commercialization expenses associated with ampreloxetine and an increase in employee-related expenses.

Total SBC related to SG&A expenses was $3.9 million and $11.8 million for the three and nine months ended September 30, 2024, respectively. Total SBC related to SG&A expenses was $4.3 million and $12.9 million for the three and nine months ended September 30, 2023, respectively.

Impairment of Long-Lived Assets

Impairment of long-lived assets, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%		2024	2023	$	%
Impairment of long-lived assets (non-cash)	$1,562	$—	$1,562	NM	%	$4,513	$—	$4,513	NM	%

NM: Not Meaningful

For the three and nine months ended September 30, 2024, we recognized non-cash impairment charges of $1.6 million and $4.5 million, respectively, related to our remaining vacant laboratory space and leasehold improvements located in South San Francisco, California. The vacant laboratory space has been on the sublease market since March 2023. In early November 2024, we executed a sublease amendment with an existing sublessee to extend and expand their existing sublease agreement. Based on the terms of the sublease amendment, we updated our impairment analysis which led us to fully impair the carrying value of our remaining vacant laboratory space comprising of approximately 11,000 square feet. There was no impairment charges related to our long-lived assets in the prior year comparable periods.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Restructuring and related expenses	$—	$—	$—	—%	$—	$2,743	$(2,743)	NM	%
Share-based compensation expense (non-cash)	—	—	—	—	—	—	—	—
Total restructuring and related expenses	$—	$—	$—	—%	$—	$2,743	$(2,743)	NM	%

NM: Not Meaningful

There were no restructuring and related expenses recognized for the three and nine months ended September 30, 2024. The restructuring and related expenses recognized for the prior year comparable periods were a result of our 2023 Strategic Actions that included the discontinuation of our research activities and a 17% reduction in headcount.

Interest Expense

Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Ampreloxetine royalty contingency (non-cash)	$(630)	$(609)	$(21)	3%	$(1,903)	$(1,727)	$(176)	10%

Interest expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, and represented non-cash interest expense associated with $25.0 million received from Royalty Pharma in July 2022 to partially fund the CYPRESS study. The increase in interest expense was primarily due to the compounding of non-cash interest due to Royalty Pharma. We do not anticipate having any cash interest expense in the foreseeable future.

Interest and Other Income, net

Interest income and other income (expense), net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Interest and other income, net	$1,415	$1,786	$(371)	(21)%	$3,977	$7,269	$(3,292)	(45)%

Interest and other income, net, decreased by $0.4 million and $3.3 million for the three and nine months ended September 30, 2024, respectively, compared to the prior year periods. The decreases were primarily due to a reduction in interest income earned on our cash, cash equivalents, and marketable securities driven by a significant reduction in such balances over the past year. Our cash, cash equivalents, and marketable securities balances were lower in the current year, compared to the prior year, due to the completion of our previously announced capital return program that began in September 2022 and was completed in early January 2024.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2024	2023	$	%	2024	2023	$	%
Provision for income tax expense	$(2,646)	$(1,367)	$(1,279)	94%	$(5,216)	$(2,430)	$(2,786)	115%

For the nine months ended September 30, 2024, we recognized an income tax expense of $5.2 million compared to $2.4 million for the same period in 2023. For the nine months ended September 30, 2024, our income tax expense was primarily related to uncertain tax positions, as well as interest expense on our uncertain tax position liability which we began to accrue in the fourth quarter of 2023. For the 2023 comparable period, the income tax expense was also primarily due to uncertain tax positions.

Liquidity and Capital Resources

As of September 30, 2024, we had approximately $91.4 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

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

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Nine Months Ended September 30,
(In thousands)	2024	2023	Change
Net cash used in operating activities	$(10,633)	$(26,143)	$15,511
Net cash used in investing activities	(3,402)	(32,020)	28,618
Net cash used in financing activities	(2,132)	(168,324)	166,192

Net cash flows used in operating activities

Net cash used in operating activities was $10.6 million for the nine months ended September 30, 2024, consisting of a net loss of $40.9 million, a net increase in cash resulting from adjustments to net loss for non-cash and other reconciling items of $23.8 million and a net increase in cash resulting from cash movements related to changes in operating assets and liabilities of $6.5 million.

Net cash used in operating activities was $26.1 million for the nine months ended September 30, 2023, consisting of a net loss of $46.7 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $25.5 million and a net decrease in cash resulting from changes in operating assets and liabilities of $4.9 million.

Net cash flows used in investing activities

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2024, consisting of cash outflows from the net purchase and maturities of marketable securities of $3.3 million and cash outflows from the purchase of property and equipment of $0.1 million.

Net cash used in investing activities was $32.0 million for the nine months ended September 30, 2023, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $31.7 million and cash outflows from the net purchase and sale of property and equipment of $0.3 million.

Net cash flows used in financing activities

Net cash used in financing activities was $2.1 million for the nine months ended September 30, 2024, consisting primarily of $0.4 million of cash outflows related to the repurchase of ordinary shares as part of completion of our capital return program, $0.4 million of cash inflows related to the sale of shares through our employee share purchase program (“ESPP”) and $2.1 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $168.3 million for the nine months ended September 30, 2023, consisting primarily of $166.8 million of cash outflows related to the repurchase of ordinary shares as part of our capital return program.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2024. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2024, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

A further method of treatment patent, with an expiration date of August 2039, was granted on July 30, 2024 and was listed in the Orange Book. We filed an additional patent infringement suit in the U.S. District Court for the District of New Jersey during August 2024 against the three remaining generic companies. This suit has been consolidated with the action described above.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in discovery and development of compounds and product candidates since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three and nine months ended September 30, 2024, we recognized net losses of $12.7 million and $40.9 million, respectively, and for the year ended December 31, 2023, we recognized a net loss of $55.2 million. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $950.0 million as of September 30, 2024. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing through later stage clinical studies without a partner and which we are preparing to potentially commercialize. In addition, we may invest strategically in efforts to continue to support our development and commercial pipeline. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales and marketing expenditures to increase in 2024 as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

●	we pursue clinical development of our potential or current products in new indications;

●	our clinical trials become more complicated or need to be extended due to other factors;

●	we increase the number of patents we are prosecuting or maintaining or otherwise expend additional resources on patent prosecution or defense or patent litigation; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

While we generate revenues and income from sales of YUPELRI and our economic and royalty interests, we may not generate significant profit from our operations in the near future. We could fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully develop additional products, obtain required regulatory approvals, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products, and do so with desired margins, our expenses will continue to exceed any revenues we may receive in the future.

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. See the Risk Factor entitled “We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do” for additional information regarding the competitive landscape in which we operate. If physicians, patients, third party payors, or the medical community in general believe that YUPELRI is not a preferred treatment option for those with COPD, do not continue to prescribe, fill prescriptions for, cover, or reimburse for YUPELRI, we may see declines, or fail to grow. In addition, we have recently experienced headwinds from an evolved channel mix and a lower realized net price. While we anticipate a more stable pricing environment and continued YUPELRI demand growth in 2025 and beyond, there can be no assurance that our and our partner VIATRIS’ efforts to improve our current pricing dynamics will be successful. See the Risk Factor entitled “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” for additional information regarding elements of the pricing landscape in which we operate. If YUPELRI’s acceptance and net price does not grow, or declines from previous levels, our business and financial results could be materially harmed.

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

Product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The completion of clinical studies for our product candidate may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of efficacy of product candidate during clinical studies;

●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidate or its formulation into medicines;

●	unfavorable study data or unfavorable interpretations of data among the FDA and foreign regulatory authorities;

●	insufficient capital to continue our development program;

●	inability to enter into partnering arrangements relating to the development and commercialization of our program and product candidate or partner decisions not to maintain a partnership with us;

●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;

●	competitive clinical trials;

●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third parties materials sufficient for use in non-clinical and clinical studies;

●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines;

●	challenges with recruitment and/or progressing patients through studies;

●	failure of any partners to advance product candidates through clinical development;

●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;

●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities;

●	new clinical trial regulations in the European Union; and

●	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

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

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate, such as ampreloxetine, unless and until the FDA approves a New Drug Application (“NDA”). We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates comply with the regulatory requirements for the quality of medicinal products and are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional non-clinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall” above for additional information. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. VIATRIS is the NDA holder and is responsible for manufacturing, pricing and compliance matters as well as sales and marketing in the community setting. We are responsible for sales and marketing in the hospital setting. In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan, and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories, including pre- and post-launch activities and product registration and all associated costs. In connection with these agreements, Viatris has certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. Verona Pharma plc’s ensifentrine, a selective inhaled dual inhibitor of PDE3 and PDE4, was launched in the US in June 2024 as a maintenance treatment for adults with COPD and Sanofi and Regeneron Pharmaceutical, Inc.’s IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) recently received US approval for COPD for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. If successfully developed and approved, ampreloxetine would be expected to serve as the only safe, convenient, and durably effective treatment option for MSA patients with symptomatic nOH, entering a market where generic droxidopa is currently the sole product approved for nOH patients and midodrine is approved for OH. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, we received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of October 31, 2024, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. Based on publicly-available information, we are not aware of any other paragraph IV notifications with respect to other products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer and the price of our securities could fall.

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

We have a collaboration with Viatris for the development and commercialization of a nebulized formulation of revefenacin, which is a LAMA compound (including YUPELRI). Additional collaborations, if any, may be needed to progress additional programs and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product by product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any product candidate that receives regulatory approval in the future and is not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

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

Accordingly, our Ongoing Economic Interest involves a number of risks and uncertainties, including:

●	GSK’s ability to have an adequate supply of TRELEGY product;

●	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;

●	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;

●	competition, whether from current competitors or new products developed by others in the future;

●	claims relating to intellectual property;

●	any future disruptions in GSK’s business which would affect its ability to commercialize TRELEGY;

●	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third party payors, or the medical community in general;

●	global economic conditions; and

●	any of the other risks relating to commercialization of TRELEGY.

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

Worldwide economic conditions remain uncertain due to current global economic challenges, war and hostilities in Ukraine and the Middle East, health emergencies (such as the COVID-19 pandemic), the United Kingdom’s (“UK”) withdrawal from the EU (often referred to as “Brexit”), inflation, instability in the US banking sector and other disruptions to global and regional economies and markets.

Further, development of our product candidates and/or regulatory approval may be delayed for other political events beyond our control. For example, a US federal government shutdown or budget sequestration, such as ones that occurred during 2013, 2018, and 2019, or actions by a new administration in 2025 to limit federal agency budgets and/or personnel, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Further, future government shutdowns and/or cuts to federal budgets or personnel, including as a result of the US failing to raise the debt ceiling, could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. For example, in August 2017, we announced an increase in our anticipated operating loss for 2017, primarily driven by our decision to accelerate funding associated with the next phase of development of izencitinib in our JAK inhibitor program. In addition, following unfavorable results from our late-stage development programs, in September 2021, we announced a strategic update and corporate restructuring (the “2021 Restructuring”), including a reduction in headcount by approximately 75% through a reduction in our workforce of regular and contingent workers. The 2021 Restructuring was completed during the third quarter of 2022, and we announced additional headcount reductions in February 2023. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of September 30, 2024, we had cash, cash equivalents and marketable securities of approximately $91.4 million.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2024, we owned a total of 180 issued US patents and 941 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 based on newly-issued patents. A further lawsuit was filed during 2024 in response to a subsequent company seeking to market a generic version of YUPELRI. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2026 to 2039. Another Orange Book listed patent expiring in October 2028 remains unchallenged, meaning no generic could launch before this date. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed and the price of our securities could fall.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of or revenues from YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;

●	any adverse developments or results or perceived adverse developments or results with respect to TRELEGY;

●	any adverse developments or results or perceived adverse developments or results with respect to our clinical development programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development, or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners, or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as health emergencies, tax regimes, foreign policy, and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares;

●	the sale of large concentrations of our shares to third parties, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our then-largest shareholder divested its holdings in 2019;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination, or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

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

Based solely on our review of publicly available filings, as of September 30, 2024, our three largest shareholders collectively owned 43.8% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 5. OTHER INFORMATION

(a) On November 13, 2024, the Compensation Committee of the Board of Directors of the Company approved an amendment to the Company’s Change in Control Severance Plan and renamed it the Theravance Biopharma, Inc. Executive Severance Plan (the “Executive Severance Plan”) in order to provide non-change in control severance benefits to eligible US executives with a title of vice president and senior vice president. In the event that an eligible US executive’s employment is involuntarily terminated by the Company without misconduct on the part of the executive, pursuant to the Executive Severance Plan, the executive will be eligible to receive the following severance benefits: (i) a lump sum cash severance payment equal to 6 months of the officer’s base salary in the case of vice presidents and 12 months of the officer’s base salary in the case of executives with a title of senior vice president, (ii) Company-paid COBRA premiums for up to 9 months in the case of vice presidents and 12 months in the case of executives with a title of senior vice president, and (iii) 6 months acceleration of time-based equity awards in the case of vice presidents and 12 months acceleration of time-based equity awards in the case of executives with a title of senior vice president. These severance benefits are contingent on a release of claims. The Company’s current chief executive officer, Rick E Winningham, will not be eligible for non-change in control severance benefits under the Executive Severance Plan as he is eligible for non-change in control severance benefits pursuant to his letter agreement entered into in connection with his appointment as Chief Executive Officer.

The foregoing summary of the Executive Severance Plan does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Executive Severance Plan. The Company expects to file a copy of the Executive Severance Plan as an exhibit to its Annual Report on Form 10-K for the year ending December 31, 2024.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2024, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: November 14, 2024	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)