Form 10-K
period 2024-12-31
Theravance Biopharma, Inc.
filed 2025-03-07
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-36033

THERAVANCE BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1226628
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

C/O Theravance Biopharma US, LLC
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $334.9 million, based upon the closing price of $8.48 on the Nasdaq Global Market on June 30, 2024.

On February 21, 2025, there were 49,470,647 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2025 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.

2024 Form 10-K Annual Report

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

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Ampreloxetine, our late-stage investigational once-daily norepinephrine reuptake inhibitor in development for the treatment of symptomatic neurogenic orthostatic hypotension (“nOH”) in patients with Multiple System Atrophy (“MSA”), has the potential to be a first in class therapy effective in treating a constellation of cardinal symptoms in MSA patients.

Recent Significant Developments

YUPELRI Net Sales Growth

In 2024, YUPELRI experienced net sales growth and reached launch-to-date highs in annual net sales and brand profitability. Through the combined commercialization efforts with our partner Viatris Inc. (“Viatris”), total YUPELRI net sales increased by 8% to $238.6 million in 2024 compared to 2023. Hospital volumes, which we are directly responsible for, grew 41% in 2024 compared to 2023 and continued to be a meaningful contributor to YUPELRI’s overall net sales growth for the year.

Continued Enrollment in Ampreloxetine Phase 3 Clinical Study

We continued to make steady progress with the open-label enrollment of our ampreloxetine Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite score as the primary endpoint. Current enrollment is in-line with expectations for completion in mid-2025, with data anticipated to be available approximately six months later.

Achievement of $50.0 Million TRELEGY® Royalty Milestone Payment for 2024

In February 2025, we received a $50.0 million maximum milestone payment from Royalty Pharma Investments associated with the achievement of certain minimum royalty payments related to 2024 TRELEGY global net sales. TRELEGY’s 2024 global net sales of $3.46 billion would exceed the threshold required to achieve $50.0 million of milestones in 2025 (based on $3.41 billion of global net sales) with only 2% growth required to achieve $100.0 million of milestones in 2026 (based on $3.51 billion of global net sales).

Formation of Strategic Review Committee

In November 2024, the board of directors announced the formation of a Strategic Review Committee composed entirely of independent directors to assess all strategic alternatives to the Company, including those related to YUPELRI, ampreloxetine, and TRELEGY, with the objective of unlocking shareholder value. There can be no assurance that the Company’s strategic review process will result in any transaction. We have not set a timetable for completion of this process, and we do not intend to disclose further developments unless and until we determine that such disclosure is appropriate or necessary.

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

In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan (collectively, the “China Region”), and we are eligible to receive low double-digit tiered royalties on net sales of nebulized revefenacin, if approved. As noted above, Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in the China Region, including pre- and post-launch activities and product registration and all associated costs.

Under the terms of the Viatris Agreement, as amended, as of December 31, 2024, we were eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

As of December 31, 2024, we were also eligible to receive additional potential development and sales milestones of up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $7.5 million relates to regulatory approval in the China Region and $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

YUPELRI China Region Net Sales	Sales Milestones
(Cumulative)	Due from Viatris
$100.0 million	$2.5 million
$200.0 million	$5.0 million
$400.0 million	$10.0 million
$800.0 million	$20.0 million

With respect to the China Region royalties, we are also eligible to receive tiered royalties on net sales of nebulized revefenacin as follows:

YUPELRI China Region Net Sales Thresholds	Royalty Rate
(Annual)	Due from Viatris
≤ $75.0 million	14%
> $75.0 million to ≤ $150.0 million	17%
> $150 million	20%

In November 2023, we learned that Viatris’ Phase 3 study of YUPELRI in China was positive, and the data were consistent with previous findings of YUPELRI’s strong efficacy. In June 2024, Viatris completed a registrational filing for YUPELRI in China which may lead us to receive (i) a $7.5 million milestone upon regulatory approval in the China Region and (ii) a 14% - 20% royalty on net sales generated in the China Region, as shown above.

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$238,626	$220,962	$17,664	8%
YUPELRI net sales (Theravance Biopharma implied 35%)	83,519	77,337	6,182	8

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

Based on positive results from a small exploratory Phase 2 study in nOH and discussions with the FDA, we advanced ampreloxetine into a Phase 3 program. We announced the initiation of patient dosing in the study in early 2019. The Phase 3 program consisted of two pivotal studies and one non-pivotal study. The first pivotal study (SEQUOIA), a four-week, randomized double-blind, placebo-controlled study, was designed to evaluate the efficacy and safety of ampreloxetine in Parkinson’s disease (“PD”), pure autonomic failure (“PAF”) and MSA patients with symptomatic nOH. The second pivotal study (REDWOOD), a four-month open label study followed by a six-week randomized withdrawal phase was designed to evaluate the durability of the same patient group’s response to ampreloxetine. The protocol for the pivotal studies stipulated an enrollment threshold of 40% MSA patients based on the hypothesis ampreloxetine would work the best in patients with MSA because they have more intact nerves on which ampreloxetine can exert its effect, relative to the other patient types in the study. The third, non-pivotal study (OAK), was a three-and-a-half-year long-term extension study.

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to a New Drug Application (“NDA”) filing with one additional Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. This Phase 3 study was initiated in the first quarter of 2023, and we currently anticipate that the final patient will be enrolled in the open label period of the study in mid-2025 and we expect that top-line data will be available approximately six months thereafter. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

In July 2022, Royalty Pharma Investments (“Royalty Pharma”) agreed to invest up to $40.0 million to advance the development of ampreloxetine in MSA in exchange for unsecured low single-digit royalties. Royalty Pharma’s $40.0 million investment in ampreloxetine included a $25.0 million upfront payment received in July 2022 and an additional $15.0 million payment upon the first regulatory approval of ampreloxetine. In exchange, Royalty Pharma will receive future unsecured royalties of 2.5% on annual ampreloxetine global net sales up to $500.0 million and 4.5% on annual global net sales over $500.0 million. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the amounts invested by Royalty Pharma would not be repaid by us.

Economic Interests and Other Assets

Mid- and Long-Term Economic Interest in TRELEGY®

In July 2022, we completed the sale of all of our equity interests in Theravance Respiratory Company, LLC (“TRC”) representing our 85% economic interest in the sales-based royalty rights on worldwide net sales of GSK plc's (“GSK”) TRELEGY ELLIPTA (“TRELEGY”) to Royalty Pharma for approximately $1.11 billion in upfront cash while retaining future value through the right to receive contingent milestone payments and certain outer year-royalties.

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payments(s)”). In February 2025, we were informed by Royalty Pharma that the 2024 minimum royalty amount for TRELEGY was achieved based on $3.46 billion of 2024 TRELEGY global net sales, and we received the maximum $50.0 million Milestone Payment from Royalty Pharma in February 2025.

As of February 28, 2025, a total of $150.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $260.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.06 billion or (ii) $50.0 million if Royalty Pharma receives $295.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.41 billion. We are eligible to receive either (i) $50.0 million if Royalty Pharma receives $270.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.16 billion or (ii) $100.0 million if Royalty Pharma receives $305.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.51 billion. Total 2024 TRELEGY global net sales represented a 26% increase compared to 2023, and TRELEGY is currently expected to generate global peak sales of $4.0 billion in 2026 according to consensus estimates.

In addition to potential Milestone Payments, we will receive from Royalty Pharma 85% of the royalty payments on TRELEGY payable to Royalty Pharma for: (a) sales or other activities occurring on and after January 1, 2031 related to TRELEGY in the US; and (b) sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US. On a country-by-country basis, we will be entitled to royalties until the expiration of the longest-lived patent or 15 years after commercial launch, whichever comes later. We expect fifteen years after the commercial launch in the US will occur in late 2032 and fifteen years after the first commercial launch in ex-US jurisdictions will start occurring in the mid-2030s. US TRELEGY royalties payable to us by Royalty Pharma are country specific. Total royalty rates are upward tiering from 6.5% to 10% and based on total annual global net sales as follows:

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

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US, European Union (“EU”), and other countries for the long-term, once-daily, maintenance treatment of patients with COPD. Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK continues to pursue approval for the asthma indication in additional markets.

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

We manage our programs with the goal of optimizing value and allocation of resources. We employ multiple strategies for commercialization of our products. Our approach may involve retaining product rights and marketing a product independently in the US or we may partner a product to extend our commercial reach, to expand our geographic reach, and/or to manage the financial risk associated with the program. Alternatively, we may monetize or divest an asset that we designate as outside our core business, where we believe the program is optimized by leveraging partner capabilities and removing or limiting our research and development costs.

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

Any inability to acquire sufficient quantities of API or drug product in a timely manner from current or future sources could disrupt our development programs, the conduct of clinical trials or our commercialization efforts. For more information, see the risk factor under the heading “There is a single source of supply for our product candidate and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available” of this Annual Report on Form 10-K.

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

Outside the US, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities which are subject to equally rigorous regulatory obligations. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement also vary widely from country to country. In any country, however, the commercialization of pharmaceutical products is permitted only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of the product. For example, the EU has its own procedure for the authorization of eligible medicines, referred to as the centralized procedure, where a single application, evaluation and authorization can result in a single marketing authorization which covers all the EU and also Northern Ireland. A separate product licensing procedure applies in Great Britain (England, Scotland and Wales) (“GB”). From January 1, 2024, eligible GB marketing authorization applications can benefit from a new International Recognition Procedure that allows the UK regulatory authority, the MHRA, to conduct targeted assessments by recognizing approvals from trusted reference regulatory agencies in Australia, Canada, the EU, Japan, Singapore, Switzerland and the US. Within the EU and the UK, regulatory protections are afforded to medicinal products such as data exclusivity. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. In April 2024, the European Parliament published its amendments to the Commission proposal. If made into law, this proposal will revise and replace the existing general pharmaceutical legislation and will affect the existing period of regulatory protection afforded to medicinal products in the EU and Northern Ireland. The legislative process for this reform is expected to take several years, and adoption of the new legislation is not expected to take place before 2026.

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

Our ability, and the ability of our collaboration partners, licensees, or those commercializing products with respect to which we have an economic interest or right to receive royalties to commercialize our products successfully, and our ability to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the US, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. The Inflation Reduction Act of 2022 (the “IRA”) establishes a new manufacturer discount program, Part B and Part D inflation rebates, and a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs without generic or biosimilar competition will be capped by reference to, among other things, a specified non-

federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Whether any of our products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. Ampreloxetine received an Orphan Drug Designation status from the FDA, which should mean it will not be selected for negotiation, assuming it continues to meet all other criteria for the exclusion from eligibility for selection. However, our understanding of whether and when our products are likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing. In addition, pricing pressure may be further compounded by varying concentration at or consolidation among wholesalers, pharmacies, pharmacy benefit managers, private insurers, managed care organizations and other private payors. The reimbursement environment is described in greater detail under the risk factor “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

Coverage and Reimbursement

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the US. Significant uncertainty exists as to the coverage and reimbursement status of any drug products. In the US and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Any products we commercialize may not be considered by payers to be medically necessary or cost-effective for particular diseases or conditions. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Data Privacy and Protection

We are subject to laws and regulations that address privacy and data security. In the US, numerous federal and state laws and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act (“FTC Act”) and the Health Breach Notification Rule), govern the collection, use, disclosure, and protection of health-related and other personal information. Similar obligations apply outside of the US. For example, the General Data Protection Regulation, including as implemented in the UK (collectively “GDPR”) amplified existing data protection obligations in the EU. These laws and related risks are described in greater detail under the risk factor “If we fail to comply with data protection laws and regulations, we could be subject to government enforcement actions (which could include civil or criminal penalties), private litigation and/or adverse publicity, which could negatively affect our operating results and business” of this Annual Report on Form 10-K.

Patents and Proprietary Rights

We will be able to protect our technology from unauthorized use by third parties only to the extent that our technology is covered by valid and enforceable patents or is effectively maintained as trade secrets. Our success in the future will depend in part on obtaining patent protection for our product candidates. Accordingly, patents and other proprietary rights are essential elements of our business. Our policy is to seek patent protection in the US and selected foreign countries for novel technologies, including compositions of matter that are commercially important to the development of our business. Issued US and foreign patents generally expire 20 years after their filing date. For proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery process that involve proprietary know-how and technology that is not covered by patent applications, we rely on trade secret protection and confidentiality agreements to protect our interests. We require all of our employees, consultants, and advisors to enter into confidentiality agreements. Where it is necessary to share our proprietary information or data with outside parties, our policy is to make available only that information and data required to accomplish the desired purpose and only pursuant to a duty of confidentiality on the part of those parties.

As of December 31, 2024, we owned a total of 177 issued US patents and 1,070 granted foreign patents, as well as additional pending US patent applications and foreign patent applications. The claims in these various patents and patent applications are typically directed to compositions of matter, including claims covering product candidates, crystalline forms, lead compounds and key intermediates, pharmaceutical compositions, methods of use and/or processes for making our compounds. Our patents and patent applications are also directed to other inventions made during the research and development process. In particular, our wholly-owned subsidiary Theravance Biopharma R&D IP, LLC owns the following US patents that are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for YUPELRI (revefenacin) inhalation solution: US Patent No. 7,288,657, expiring on October 31, 2028 (including patent term extension); US Patent No. 7,491,736, expiring March 10, 2025; US Patent No. 7,521,041, expiring March 10, 2025; US Patent No. 7,550,595, expiring March 10, 2025; US Patent No. 7,585,879, expiring March 10, 2025; US Patent No. 7,910,608, expiring March 10, 2025; US Patent No. 8,034,946, expiring March 10, 2025; US Patent No. 8,053,448, expiring March 10, 2025; US Patent No. 8,273,894, expiring March 10, 2025; US Patent No. 8,541,451, expiring August 25, 2031; US Patent No. 9,765,028, expiring July 14, 2030; US Patent No. 10,106,503, expiring March 10, 2025; US Patent No. 10,343,995, expiring March 10, 2025; US Patent No. 10,550,081, expiring July 14, 2030; US Patent No. 11,008,289, expiring July 14, 2030; US Patent No. 11,247,969, expiring March 10, 2025; US Patent No. 11,484,531, expiring October 23, 2039; US Patent No. 11,691,948, expiring July 14, 2030; US Patent No. 11,858,898, expiring July 14, 2030; and US Patent No. 12,048,692, expiring August 29, 2039. Thus, the last to expire patent currently listed in the Orange Book for YUPELRI (revefenacin) inhalation solution expires on October 23, 2039.

The patent rights relating to YUPELRI (revefenacin) inhalation solution currently consist of issued US patents, pending US patent applications and certain counterpart patents and patent applications in a number of jurisdictions, including Europe and China.

Additionally, some of our patents and patent applications are directed to products in development. For example, our patent rights relating to ampreloxetine include an issued US composition of matter patent that expires in 2030 and an issued US method of treatment patent that expires in 2037 (in each case, not including any patent term extensions that may be available under the Drug Price Competition and Patent Term Restoration Act of 1984). The patent portfolio for this development product includes additional pending patent applications and granted patents in a number of jurisdictions. Nevertheless, issued patents can be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize our product candidates. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions. To maintain our proprietary position, we will need to obtain effective claims and potentially enforce these claims once granted. It is possible that, before any of our products can be commercialized, any related patent may expire or remain in force only for a short period following commercialization, thereby reducing any advantage of the patent. Also, we do not know whether any of our patent applications will result in any issued patents or, if issued, whether the scope of the issued claims will be sufficient to protect our proprietary position.

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

Once the FDA accepts for filing an ANDA or 505(b)(2) application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the RLD NDA holder and patent owner that the application has been submitted and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner files suit against the ANDA or 505(b)(2) applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the ANDA or 505(b)(2) application for a period of 30 months or the resolution of the underlying suit, whichever is earlier. If the RLD has NCE exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the regulatory stay extends until 7.5 years after RLD approval. The FDA may approve the proposed product before the expiration of the regulatory stay if a court finds the patent invalid or not infringed or if the court shortens the period.

The Orphan Drug Act further provides periods of regulatory exclusivity for orphan drug products. If a product has received an orphan drug designation and is subsequently approved for a condition falling within that designation, there is a period of 7 years from the product’s approval during which the FDA may not approve a later product with the same active moiety and for the same orphan condition, unless the later product is clinically superior to the approved product or the sponsor of the original product is unable to assure a sufficient quantity of the drug for the orphan drug population. This orphan drug exclusivity runs concurrently with any NCE exclusivity described above.

During January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an ANDA, for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of our patents listed in the FDA’s Orange Book for YUPELRI on the date of our receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, we filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of our Orange Book listed patents. We are seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe our patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision. Additional patents covering YUPELRI, granted on July 4, 2023 and January 2, 2024, were subsequently listed in FDA’s Orange Book. We filed additional patent infringement suits in the U.S. District Court for the District of New Jersey during August 2023 and January 2024. These suits have been consolidated with the above action. Further, the original complaint was amended during December 2023 to include certain patents not listed in the Orange Book.

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

As of February 28, 2025, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

A further method of treatment patent, with an expiration date of August 2039, was granted on July 30, 2024 and was listed in the Orange Book. We filed an additional patent infringement suit in the U.S. District Court for the District of New Jersey during August 2024 against the three remaining generic companies. This suit has been consolidated with the action described above.

This litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug development and commercialization efforts” of this Annual Report on Form 10-K.

Competition

Our late-stage development program, and the marketed products to which we are entitled to profit share revenue, royalty or similar payments are primarily focused on respiratory and neurological therapeutics. Our commercial infrastructure is focused primarily on the acute care setting. We expect that any medicines that we commercialize with our collaborative partners or on our own will compete with existing and future market-leading medicines.

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

YUPELRI (revefenacin) inhalation solution

YUPELRI competes predominately with short-acting nebulized bronchodilators that are dosed three to four times per day. During 2023, Sunovion Pharmaceuticals Inc. voluntarily withdrew Lonhala® Magnair® (glycopyrrolate) from the US market due to limited utilization, leaving YUPELRI as the only approved nebulized LAMA.

Verona Pharma plc’s ensifentrine, a first-in-class, selective inhaled dual inhibitor of PDE3 and PDE4 received FDA approval in June 2024. Nebulized ensifentrine has the potential to be complementary to YUPELRI given that it is another nebulized treatment for COPD maintenance care and is positioned as an add-on to standard of care (“SOC”) therapy which includes LAMA + LABA.

Sanofi and Regeneron Pharmaceutical, Inc. received US approval for their first-in-class, IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) for COPD in September 2024. The expanded indication is for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. Dupixent is also indicated for atopic dermatitis, asthma, chronic rhinosinusitis with nasal polyposis, eosinophilic esophagitis and prurigo nodularis.

Ampreloxetine norepinephrine reuptake inhibitor (“NRI”)

If successfully developed and approved in accordance with its target product profile, ampreloxetine would be expected to serve as the only safe, convenient, and durably effective treatment option for MSA patients with symptomatic nOH. While droxidopa is currently the sole product approved for nOH patients, it was approved to treat dizziness, lightheadedness, or the “feeling that you are about to black out” in adults who experience nOH and who have MSA or other conditions. Droxidopa has never demonstrated a durable effect on nOH symptoms including failure of a confirmatory study known as RESTORE which was required by the FDA as a condition of an accelerated approval. Northera®, marketed by Lundbeck NA Ltd., is the branded version of droxidopa and became generic in 2021. Midodrine, which is approved for OH, is not indicated to improve symptoms of nOH. Both midodrine and droxidopa must be taken 3 times daily and carry a black box warning for its potential to lead to a “marked elevation of supine blood pressure”. Pending confirmation of its clinical profile in the CYPRESS study, it is anticipated that ampreloxetine will represent a differentiated treatment option for MSA patients with symptomatic nOH.

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

Human Capital

As of December 31, 2024, we had 97 employees. Of these employees, 86 were based in the US, and 11 were based in Dublin, Ireland.

Culture and Employee Engagement

We consider our employee experience to be first-rate and strive to provide a culture of purpose, engagement, and learning. We have a strong value proposition anchored in our Core Values—We Think it Through, We Find a Way, We Get it Done, and We Win Together. We strive to live these values across the Company every day, integrating them into everything from our interview, hiring, and onboarding processes to our PULSE performance process, total rewards, and recognition programs. In addition to valuing professional qualifications, we emphasize the importance of character and integrity, fostering a culture of empowerment where employees have ownership in business outcomes.

Reflected in our Core Values are behaviors that keep our people engaged and working collaboratively. Our employees are encouraged to ask questions, make suggestions, and provide input through many forms of corporate communication, such as an open-door policy, all-employee meetings, an anonymous online suggestion box, and an employee PULSE survey. Our employee PULSE survey is designed to assist us in measuring overall employee engagement, and we consistently achieve participation rates between 85% to 100%. Our 2024 survey scores averaged an overall score of 4.4 on a scale of 1 (Strongly Disagree) through 5 (Strongly Agree), and we received 96% participation from employees. These survey results provide important insight into our strengths as an organization and allow areas of opportunity to be identified and addressed.

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

Diversity, Equity, Inclusion & Belonging

As an equal-opportunity employer, we strive to build and maintain a culture of diversity, equity, inclusion and belonging through both our business and human resources practices and policies. We work to eliminate discrimination and harassment in all its forms, including related to color, race, sex or gender, sexual orientation, gender identity, age, pregnancy, caste, disability, ethnicity, national origin, ancestry, religious beliefs, veteran status, uniformed service member status, or physical or mental disability. We strive to build and foster a culture where all employees feel empowered to be their authentic selves.

Our Diversity, Equity, Inclusion & Belonging Council and Women’s Leadership Network are Company-sponsored, employee-led groups open to all that aim to improve attraction, retention, development, inclusion, and engagement of a diverse and global workforce. We are committed to creating a workplace culture that values and celebrates diversity in all its forms. We believe that diversity of thought, background, and experience is essential for innovation and growth, and we are committed to creating an inclusive workplace where everyone feels welcomed, valued, and empowered to be their authentic selves, fueling our ability to collaborate and win together. For the benefit of our employees, patients, and community, we must celebrate, encourage, and support similarities and differences to drive innovation.

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

We work diligently to attract the best talent from a diverse range of sources to meet the current and future demands of our business. We offer a competitive total rewards package that supports our business strategy to attract, retain and reward our employees in a highly competitive market. Our employees are provided with a strong base salary, cash bonus opportunities, equity incentives, health and wellness benefits, and programs. We regularly evaluate our compensation programs with an independent consultant and utilize industry benchmarking. In addition, we provide a variety of programs and services that meet our employees' needs and encourage work-life balance. These services include competitive and affordable healthcare and additional insurance benefits for both full-time and part-time employees, including eligible dependents. We also match contributions to tax-qualified defined contribution savings (401k) plans and provide training and development programs designed to improve workplace performance while supporting flexible, hybrid-remote working.

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

Financial Information About Geographic Areas

Information on our total revenues attributed to geographic areas and customers who represented at least 10% of our total revenues is included in “Item 8. Note 3. Segment Information,” to our consolidated financial statements in this Annual Report on Form 10-K.

Corporation Information

Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. Theravance Biopharma began operating as an independent, publicly-traded company on June 2, 2014 following a spin-off from Innoviva, Inc. Our corporate address in the Cayman Islands is P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands, and the address of our wholly-owned US operating subsidiary is Theravance Biopharma US, LLC, 901 Gateway Boulevard, South San Francisco, California 94080, which also serves as our principal executive office. While Theravance Biopharma is incorporated under Cayman Island law, the Company became an Irish tax resident effective July 1, 2015. The office address of our wholly-owned Irish operating subsidiary, Theravance Biopharma Ireland Limited, is The Lennox Building, Suite 101, 50 Richmond Street South, Saint Kevin’s, Dublin, Ireland.

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

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	We may never achieve or sustain profitability from our operations;

●	If YUPELRI’s acceptance by physicians, patients, third-party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product;

●	In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks;

●	Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall;

●	If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with them, we may not be able to develop or commercialize our partnered product candidates as planned;

●	Our ongoing drug development efforts might not generate additional approvable drugs;

●	We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do;

●	We are subject to extensive and ongoing regulation, oversight and other requirements by the FDA and failure to comply with these regulations and requirements may subject us to penalties that may adversely affect our financial condition or our ability to commercialize any approved products; and

●	We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as YUPELRI.

RISKS RELATING TO THE COMPANY

We may never achieve or sustain profitability from our operations.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in pharmaceutical discovery and development since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the year ended December 31, 2024, we recognized net loss of $56.4 million. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $965.5 million as of December 31, 2024. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing through later stage clinical studies without a partner and which we are preparing to potentially commercialize. In addition, we may invest strategically in efforts to continue to support our business. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales, marketing, and medical affairs expenditures may increase in 2025 as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

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

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. See the Risk Factor entitled “We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do” for additional information regarding the competitive landscape in which we operate. If physicians, patients, third-party payors, or the medical community in general believe that YUPELRI is not a preferred treatment option for those with COPD, do not continue to prescribe, fill prescriptions for, cover, or reimburse for YUPELRI, we may see declines, or fail to grow. In addition, we have experienced headwinds from an evolved channel mix and a lower realized net price. While we anticipate a more stable pricing environment and continued YUPELRI demand growth in 2025 and beyond, there can be no assurance that our and our partner Viatris’ efforts to improve our current pricing dynamics will be successful. See the Risk Factor entitled “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” for additional information regarding elements of the pricing landscape in which we operate. If YUPELRI’s acceptance and net price does not grow, or declines from previous levels, our business and financial results could be materially harmed.

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

Product candidates must undergo extensive non-clinical and clinical studies as a condition to regulatory approval. Clinical studies are expensive, take many years to complete and study results may lead to delays in further studies, new requirements for conducting future studies or decisions to terminate programs. The completion of clinical studies for our product candidate may be delayed and programs may be terminated due to many factors, including, but not limited to:

●	lack of efficacy of product candidate during clinical studies;

●	adverse events, safety issues or side effects (or perceived adverse developments or results) relating to the product candidate or its formulation into medicines;

●	unfavorable study data or unfavorable interpretations of data among the FDA and foreign regulatory authorities;

●	insufficient capital to continue our development program;

●	inability to enter into partnering arrangements relating to the development and commercialization of our program and product candidate or partner decisions not to maintain a partnership with us;

●	delays in patient enrollment and variability in the number and types of patients available for clinical studies;

●	competitive clinical trials;

●	our inability or the inability of our collaborators or licensees to manufacture or obtain from third-parties materials sufficient for use in non-clinical and clinical studies;

●	governmental or regulatory delays or suspensions of the conduct of the clinical trials and changes in regulatory requirements, policy and guidelines;

●	challenges with recruitment and/or progressing patients through studies;

●	failure of any partners to advance product candidates through clinical development;

●	incomplete data from clinical trials;

●	varying regulatory requirements or interpretations of data among the FDA and foreign regulatory authorities;

●	new clinical trial regulations in the European Union; and

●	a disturbance where we or our collaborative partners are enrolling patients in clinical trials, such as a pandemic, terrorist activities or war, political unrest or a natural disaster.

Any adverse developments or results or perceived adverse developments or results with respect to our clinical program including, without limitation, any delays in our development program, any halting of development in our program, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our program, or any indication from clinical or non-clinical studies that the compounds in our program are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. For example, in August 2021 we announced that our Phase 2b study of izencitinib in ulcerative colitis did not meet its primary endpoint, and in September 2021, we announced that our four-week SEQUOIA Phase 3 study for ampreloxetine did not meet its primary endpoint. There can be no assurance that our Phase 3 CYPRESS study for ampreloxetine will be completed on the timeline we expect or at all, that data from the Phase 3 study for ampreloxetine will be read out on the timeline we expect or at all, that the study will meet its endpoints, or that ampreloxetine will ultimately be found to be safe and effective.

If our product candidates are not approved by regulatory authorities, including the FDA, we will be unable to commercialize them.

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate, such as ampreloxetine, unless and until the FDA approves a New Drug Application (“NDA”). We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates comply with the regulatory requirements for the quality of medicinal products and are safe and effective for a defined indication before they can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional non-clinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall” above for additional information. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

Our partner may not fulfill their obligations under our agreements, and, in certain circumstances, they or we may terminate our partnership with them. For example, in June 2023, we received notice from Pfizer terminating the License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”) regarding our preclinical program for skin targeted, locally acting pan Janus kinase (JAK) inhibitors that can be rapidly metabolized as of October 2023. We have discontinued our JAK inhibitor research program and are assessing our choices with respect to the program covered by the Pfizer Agreement. We may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third-party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product or product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of products and product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the products and product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing products and product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

Clinical studies involving our product candidate may reveal that it is ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. For example, despite promising early-stage studies, we previously announced that two late-stage clinical programs failed to meet their primary endpoints. There can be no assurance that our Phase 3 study for ampreloxetine will meet its primary endpoint, and developments and results from that study may be adverse or may be perceived to be adverse.

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. As our clinical studies for one of our prior product candidates suggested that our product candidate was not efficacious in the indications we were investigating, we choose to cease development of this product candidate. In addition, our product candidate may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

Our strategic review process may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our shareholders.

In November 2024, the board of directors announced the formation of a Strategic Review Committee composed entirely of independent directors to assess all strategic alternatives to the Company, including those related to YUPELRI, ampreloxetine, and TRELEGY, with the objective of unlocking shareholder value. Any potential strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives may be time-consuming, distracting, and disruptive to our business operations, which may cause concern to our employees, investors, strategic partners, and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We have and will continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Until the process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products before or more successfully than we do.

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the development and commercialization of medicines. Our objective is to develop and commercialize new small molecule medicines with superior efficacy, convenience, tolerability and/or safety. We expect that any medicines that we commercialize with or without our collaborative partners will compete with existing or future market-leading medicines.

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

Any new medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. Verona Pharma plc’s ensifentrine, a selective inhaled dual inhibitor of PDE3 and PDE4, was launched in the US in June 2024 as a maintenance treatment for adults with COPD and Sanofi and Regeneron Pharmaceutical, Inc.’s IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) recently received approval in the US for COPD for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. If successfully developed and approved, ampreloxetine would enter a market where generic droxidopa is currently the sole product approved for nOH patients and midodrine is approved for OH. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

There is a single source of supply for our product candidate and for YUPELRI, and our business will be harmed if any of these single-source manufacturers are not able to satisfy demand and alternative sources are not available.

We depend on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers for clinical study purposes, and we depend on third-party suppliers for warehousing and storage of our existing API and drug product. We may not have long-term agreements with these third-parties and our agreements with these parties may be terminable at will by either party at any time. In addition, there is a single supplier of YUPELRI API, a single supplier of YUPELRI drug product and YUPELRI is warehoused in a single facility. If, for any reason, any of these third-party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. For example, while we have not been directly or indirectly materially impacted, manufacturers, warehousing suppliers, and shipping suppliers are periodically impacted by natural disasters, accidents, labor disputes, labor shortages, regulatory actions, public health emergencies and geopolitical factors. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third-parties could delay clinical studies or prevent us from developing our product candidates in a cost-effective manner or on a timely basis or adversely impact YUPELRI sales. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”)

regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

We are also subject to regulation by regional, national, state, and local agencies, including the Department of Justice, the Federal Trade Commission, the Office of Inspector General of the US Department of Health and Human Services (“OIG”) and other regulatory bodies with respect to any approved product, such as YUPELRI, as well as governmental authorities in those foreign countries in which any product is approved for commercialization. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing, and commercial activities relating to prescription pharmaceutical products, including non-clinical and clinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information and promotion. If we or any third-parties that provide these services for us are unable to comply, we may be subject to regulatory or civil actions or penalties that could significantly and adversely affect our business.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, we received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of February 28, 2025, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. Based on publicly available information, we are not aware of any other paragraph IV notifications with respect to other products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

For additional discussion of the risk of generic competition to YUPELRI, please see the risk factor below entitled “If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets” and “Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug development and commercialization efforts.”

If we are unable to enter into future collaboration arrangements or if any such collaborations with third-parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.

We have a collaboration with Viatris for the development and commercialization of a nebulized formulation of revefenacin, which is a LAMA compound (including YUPELRI). Additional collaborations, if any, may be needed to progress additional programs and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities. We evaluate commercial strategy on a product-by-product basis either to engage pharmaceutical or other healthcare companies with an existing sales and marketing organization and distribution system to market, sell and distribute our products or to commercialize a product ourselves. However, we may not be able to establish these sales and distribution relationships on acceptable terms, or at all, or may encounter difficulties in commercializing a product ourselves. For any product candidate that receives regulatory approval in the future and is not covered by our current collaboration agreements, we will need a partner in order to commercialize such products unless we establish independent sales, marketing and distribution capabilities with appropriate technical expertise and supporting infrastructure.

Collaborations with third-parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. These collaboration arrangements are complex and time-consuming to negotiate, and if we are unable to reach agreements with third-party collaborators, we may fail to meet our business objectives, and our financial condition may be adversely affected. We face significant competition in seeking third-party collaborators. We may be unable to find third-parties to pursue product collaborations on a timely basis or on acceptable terms.

Furthermore, once we enter into a collaboration, our collaboration partners are frequently important for the success of the product or product candidate. For example, Viatris’ role in the commercialization of YUPELRI is important to the overall success of product. In addition, since we do not currently intend to progress our skin-selective pan-JAK inhibitor program internally, Pfizer was important to such program’s development. However, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our products or product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. For example, Viatris has a substantial existing product portfolio largely comprising generic products, other considerations and incentives that influence its resource allocation, and background, experiences, priorities, and internal organizational processes that differ from our own. As a result of these differing backgrounds, interests, and processes, Viatris may take actions that it believes are in its best interest, but which might not be in the best interests of either us or our other shareholders. Our inability to successfully collaborate with third-parties would increase our development costs and may cause us to choose not to continue development of certain product candidates, would limit the likelihood of successful commercialization of some of our product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

We depend on third-parties in the conduct of our non-clinical and clinical studies for our product candidates.

We depend on independent clinical investigators, contract research and manufacturing organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for our product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical, laboratory and manufacturing practices (“GXPs”) and other standards as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations and practices in conducting studies of our product candidates can result in a delay in our development programs or non-approval of our product candidates by regulatory authorities.

The FDA, and equivalent authorities in other countries, enforce GXPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third-parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GXPs (or other equivalent regulations outside the US), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of our product candidates by the FDA, or equivalent authorities in other countries, or we, the FDA, or equivalent authorities in other countries may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and cause the price of our securities to fall.

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

In addition, our US operating subsidiary’s facility and most of its employees are located in northern California, headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market is intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our development and commercialization activities, and the price of our securities could fall.

Our business and operations would suffer in the event of significant disruptions of information technology systems or security breaches.

We, our vendors, and third-parties that are important to how we operate and monitor our business rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs, other third-parties that are important to how we operate and monitor our business, and other service providers, including cloud-based and hosted applications, data and services, may be vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third-parties, including but not limited to those involving malware and ransomware, which can disrupt operations significantly, and/or from, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business, and reputational harm to us, including significant liability and/or significant disruption to our business. For example, in February 2024, UnitedHealth's Change Healthcare Unit, a large US insurance claim and co-pay card processing clearinghouse, experienced a ransomware attack that caused significant disruptions to healthcare provider and pharmacy operations. Change Healthcare does not provide services to us, however, disruptions to co-pay card support, insurance billing and Medicaid rebate processing potentially led to lost sales and, in response to disruptions from this breach, we and our partner Viatris took steps to help patients access their medications. Although services have been rerouted, and in some cases restored, similar disruptions may occur in the future stemming from the interconnectedness of the US healthcare ecosystem and industry reliance on centralized claims processing systems and networks, and such future disruptions may have a material adverse effect on our business or results of operations. In addition, Viatris distributes YUPELRI in the US through durable medical equipment suppliers, specialty pharmacies and pharmaceutical wholesalers, and a security breach that impairs the distribution operations or retail pharmacies could materially and adversely impair our ability to deliver YUPELRI to healthcare providers and patients and therefore result in reduced revenue.

If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the further development of our product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from completed or ongoing clinical trials of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. As another example, we may incur penalties imposed by the competent authorities in the EU Member States in case of breach of the EU rules governing the collection and processing of personal data, including unauthorized access to or disclosure of personal data. In addition, we may suffer damages as a result of civil claims, including potential class action claims, in response to security breaches. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and sensitive data. These same risks also apply to our partners and vendors, who similarly hold sensitive and critical information related to our business in computer systems as well as any other third-parties in our industry whose operations may indirectly affect our business. Such third-parties are similarly potentially vulnerable to service interruptions and security breaches.

Global economic, political, and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to current global economic challenges, war and hostilities in Ukraine and the Middle East, health emergencies, inflation, priorities of the US presidential administration and related changes in laws, regulations and policies, instability in the US banking sector and other disruptions to global and regional economies and markets.

Further, development of our product candidates and/or regulatory approval may be delayed for other political events beyond our control. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the US presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. For example, a US federal government budget cuts, shutdown or budget sequestration, such as ones that occurred during 2013, 2018, and 2019, or actions by the current US presidential administration in 2025 to limit federal agency budgets and/or personnel, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates. Further, future government shutdowns and/or cuts to federal budgets or personnel, including as a result of the US failing to raise the debt ceiling, could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our operations also depend upon favorable trade relations between the US and those foreign countries, including China, in which our materials suppliers have operations. A protectionist trade environment in either the US or those foreign countries in which we do business, such as a change in the current tariff structures, including any tariffs imposed by the US presidential administration and any reciprocal tariffs in response thereto, export compliance or other trade policies, may materially and adversely affect our operations. The transition to a new US presidential administration, including the potential use and effects of tariffs to address the administration’s policy goals, could materially impact the macroeconomic framework in which we operate.

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

If sufficient capital is not available, we may have to further curtail operations or we could be forced to share our rights to commercialize our product candidates with third-parties on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of December 31, 2024, we had cash, cash equivalents and marketable securities of approximately $88.4 million.

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

We may in the future need to raise additional funds to continue to progress our business. If we raise funds through the issuance of additional debt, including convertible debt or debt secured by some or all of our assets, or equity, any debt securities or preferred shares issued will have rights, preferences, and privileges senior to those of holders of our ordinary shares in the event of liquidation. We do not have any outstanding long-term debt, but if additional debt is issued or we otherwise borrow additional funds in the future, there is a possibility that once all senior claims are settled, there may be no assets remaining to pay out to the holders of ordinary shares. In addition, if we raise funds through the issuance of additional equity, whether through private placements or public offerings, such an issuance would dilute ownership of our current shareholders that do not participate in the issuance. If we are unable to obtain any needed additional funding, we may be required to reduce the scope of, delay, or eliminate some or all of, our planned development and commercialization activities or to license to third-parties the rights to develop and/or commercialize products or technologies that we would otherwise seek to develop and/or commercialize ourselves or on terms that are less attractive than they might otherwise be, any of which could materially harm our business.

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

Under Section 7874 of the Code, a corporation created or organized outside the US will be treated as a US corporation for US federal tax purposes if (i) the foreign corporation directly or indirectly acquires substantially all of the properties held directly or indirectly by a US corporation; (ii) the former shareholders of the acquired US corporation hold at least 80% of the vote or value of the shares of the foreign acquiring corporation by reason of holding stock in the US acquired corporation; and (iii) the foreign corporation’s “expanded affiliated group” does not have “substantial business activities” in the foreign corporation’s country of incorporation relative to its expanded affiliated group’s worldwide activities. For this purpose, “expanded affiliated group” generally means the foreign corporation and all subsidiaries in which the foreign corporation, directly or indirectly, owns more than 50% of the stock by vote and value, and “substantial business activities” generally means at least 25% of employees (by number and compensation), assets and gross income of our expanded affiliated group are based, located, and derived, respectively, in the country of incorporation.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. We are subject to new, evolving, or revised tax laws and regulations in such jurisdictions, and the enactment of or increases in taxes, or other changes in the application of existing taxes, in such jurisdictions may have an adverse effect on our business or on our results of operations. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in our mix of earnings in countries with differing statutory tax rates, changes in valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including possible US tax reform and contemplated changes in other countries of long-standing tax principles. These and other similar changes, if finalized and adopted, could have a material impact on our income tax expense and deferred tax balances.

Taxing authorities may challenge our structure and transfer pricing arrangements.

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. Due to economic and political conditions, various countries are actively considering changes to existing tax laws. We cannot predict the form or timing of potential legislative changes that could have a material adverse impact on our results of operations. Ireland has implemented further tax law changes through the Finance Act 2021 to comply with the European Union Anti-Tax Avoidance Directives. Changes to date, including reverse-hybrid mismatch and interest limitation rules, are not expected to have a material impact on our tax position.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2024, and we do not expect to be a PFIC for the foreseeable future.

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

Based upon our assets and income during the course of 2014, we believe that our company and one of our company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2024, we do not believe that our company is a PFIC since 2015. Based on existing tax law, we do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third-parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2024, we owned a total of 177 issued US patents and 1,070 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third-parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

In addition, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, for processes for which patents are difficult to enforce and for any other elements of our drug discovery and development processes that involve proprietary know-how, information and technology that is not covered by patent applications. Although we require our employees, consultants, advisors and any third-parties who have access to our proprietary know-how, information and technology to enter into confidentiality agreements, we cannot be certain that this know-how, information and technology will not be misappropriated, disclosed or used for unauthorized purposes or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the US. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the US and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third-parties, we will not be able to establish or, if established, maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, and results of operations, which could cause the price of our securities to fall.

Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug development and commercialization efforts.

Our commercial success depends in part on us and our partners not infringing the patents and proprietary rights of third-parties. Third-parties may assert that we or our partners are using their proprietary rights without authorization. There are third-party patents that may cover materials or methods for treatment related to our product candidates. At present, we are not aware of any patent infringement claims that would adversely and materially affect our ability to develop our product candidates, but nevertheless the possibility of third-party allegations cannot be ruled out. In addition, third-parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us or our partners may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense against these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third-parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third-parties to allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly.

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third-parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 based on newly-issued patents. A further lawsuit was filed during 2024 in response to a subsequent company seeking to market a generic version of YUPELRI. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2026 to 2039. Another Orange Book listed patent expiring in October 2028 remains unchallenged, meaning no generic could launch before this date. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations with third-parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed, and the price of our securities could fall.

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

Although we maintain general liability and product liability insurance, this insurance may not fully cover potential liabilities, and we cannot be sure that our insurer will not disclaim coverage as to a future claim. In addition, inability to obtain or maintain sufficient insurance coverage at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercial production and sale of our products, which could adversely affect our business.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws, and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the FTC Act and the Health Breach Notification Rule), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (“CCPA”) establishes certain requirements for data use and sharing transparency, and provides California consumers certain rights concerning the use, disclosure, and retention of their personal data. Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation involve, among other things, updates to our notices and the development of new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

In addition, we may obtain health information from third-parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, (collectively, “HIPAA”). HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Further at the federal level, the Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may be result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. The FTC has brought enforcement actions under both Section 5 of the FTC Act and the Health Breach Notification Rule.

EU Member States and other jurisdictions where we operate, such as Switzerland and the UK, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation including the local implementation legislation in EU member states and the UK (collectively “GDPR”), imposes strict obligations and restrictions on the ability to collect, analyze, use, store, disclose. transfer or otherwise process personal data, including health data from clinical trials subjects and adverse event reporting. Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. The GDPR and Switzerland’s data protection laws impose a broad range of requirements and obligations relating to the processing and protection of personal data, including obligations to having legal bases for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relate), providing detailed information about the processing activities to the individuals, ensuring that personal data is deleted or anonymized after they are no longer needed for the purposes for which they are collected, ensuring that personal data are adequately protected, ensuring that security incidents are detected, handled and reported to individuals and competent authorities where required, and allowing individuals to exercise their privacy rights. Other obligations relate to restrictions on sharing of personal data with third-parties and transferring personal data out of the European Economic Area (“EEA”), Switzerland, or the UK to third countries including the US, having contracting arrangements in place where required (such as with clinical trial sites and vendors), appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests and keeping records of processing activities. Data protection authorities from the different EU Member States and the EEA may interpret the GDPR and applicable related national laws differently which could effectively result in requirements additional to those currently understood to apply under the GDPR. Further, the UK Government may amend/update UK data protection law, which may result in changes being required to our business operations and potentially incur commercial cost. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA and the UK. When processing personal data of subjects in the EU, we have to comply with applicable data protection and electronic communications laws. In particular, as we rely on service providers processing personal data of data subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations. Enforcement by EU and UK regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

These privacy and data protection laws and regulations increase our responsibility and liability in relation to personal data that we process and compliance has been and is expected to continue to be difficult, constantly evolving, costly and time-consuming. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data protection laws, to protect against security incidents, or to alleviate issues caused by such incidents.

Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties.

The efforts of the government, including as a result of shifting policy priorities of the US presidential administration, insurance companies, managed care organizations and other payors of health care costs, and distributors to contain or reduce costs that they or patients are charged may adversely affect us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties in regard to one or more of the following:

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

The Patient Protection and Affordable Care Act, as amended (the “Healthcare Reform Act”), contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”; the coverage gap was eliminated effective 2025 under the Inflation Reduction Act of 2022 (the “IRA”) and was replaced with a new manufacturer discount program), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. However, the transition to a new US presidential administration could impact the policy priorities relating to healthcare programs and we are unable to precisely predict what actions the new administration will take.

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

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, through January 1, 2024. Civil monetary penalties could have an been applied if a manufacturer fails to provide these discounts in the amount of 125% of the discount that was due (the coverage gap has been eliminated effective 2025 under the IRA).

The Budget Control Act of 2011, among other things, and in concert with subsequent legislation, has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2031(sequestration). Sequestration is currently set at 2% and will increase to 2.25% for the first half of fiscal year 2030, to 3% for the second half of fiscal year 2030, and to 4% for the remainder of the sequestration period that lasts through the first half of fiscal year 2031. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

The IRA sunsets the coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program and establishes Part B and Part D inflation rebates. The IRA also creates a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Whether any of our marketed products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. Ampreloxetine received an Orphan Drug Designation status from the FDA, which should mean it will not be selected for negotiation; however, our understanding of whether and when our products are likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. These or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing.

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

Outside the US, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Medicinal products may also face competition from lower-priced products in foreign countries that have placed price controls on medicinal products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available, or that the third-party payors’ reimbursement policies will not adversely affect the ability of manufacturers to sell products profitably.

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

Healthcare providers, physicians, distributors, and third-party payors play a primary role in the distribution, recommendation, and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs.

●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have showed increased interest in pharmaceutical companies’ product and patient assistance programs and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, Companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.

●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a medicinal product prior to its approval and any prescription medicine to the general public. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility that we or our partners may fail to comply fully with one or more of these requirements. Efforts to ensure that our business arrangements with third-parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with applicable fraud and abuse or other healthcare laws and regulations or guidance. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid in the US and similar programs outside the US, contractual damages, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results. If any of the physicians or other providers or entities with whom we do or expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our financial condition and divert resources and the attention of our management from operating our business.

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

The market price for our shares has fluctuated and may continue to fluctuate and may result in substantial losses for purchasers of our ordinary shares. For example, in the year ended December 31, 2024, the last reported sales price of our ordinary shares on Nasdaq fluctuated between a low of $7.66 per share and a high of $11.59 per share. To the extent that low trading volumes for our ordinary shares continues, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold to third-parties within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

●	any adverse developments or results or perceived adverse developments or results with respect to TRELEGY, including our Ongoing Economic Interest;

●	any adverse developments or results or perceived adverse developments or results with respect to our clinical development programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development, or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners, or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as health emergencies, tax regimes, foreign policy, and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares;

●	the sale of large concentrations of our shares to third-parties, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our then-largest shareholder divested its holdings in 2019;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination, or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

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

For example, in February 2023, Irenic Capital Management LP (“Irenic”) released a public letter communicating its opinions regarding actions that it believes we should take and made public statements critical of our board of directors and management. In December 2023, we entered into a cooperation agreement with Irenic pursuant to which Irenic designated a member of our board of directors and we and Irenic extended this Agreement by one year in late 2024. Nevertheless, Irenic may continue to make and/or other activist shareholders may make such public communications in the future.

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

Based solely on our review of publicly available filings, as of December 31, 2024, our three largest shareholders collectively owned 43.4% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

These provisions could have the effect of depriving you of an opportunity to sell your ordinary shares at a premium over prevailing market prices by discouraging third-parties from seeking to acquire control of us in a tender offer or similar transaction.

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

We understand that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against Theravance Biopharma judgments of courts of the US predicated upon the civil liability provisions of the securities laws of the US or any State and (ii) in original actions brought in the Cayman Islands, to impose liabilities against Theravance Biopharma predicated upon the civil liability provisions of the securities laws of the US or any State, on the grounds that such provisions are penal in nature. However, in the case of laws that are not penal in nature, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the US, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands’ judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court, including the Grand Court of the Cayman Islands, may stay proceedings if concurrent proceedings are being brought elsewhere, which would delay proceedings and make it more difficult for our shareholders to bring action against us.

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

We will remain a smaller reporting company so long as, as of June 30 of the preceding year, (i) the market value of our ordinary shares held by non-affiliates, or our public float, is less than $250.0 million or (ii) we have annual revenues less than $100.0 million and either we have no public float or our public float is less than $700.0 million.

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

We maintain a comprehensive risk-based approach to identifying and overseeing cybersecurity risks presented by third-parties, including vendors, service providers, and other external users of our systems, as well as the systems of third-parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

●	Education and Awareness

We provide regular mandatory training for employees regarding cybersecurity threats as a means to equip our employees with effective tools and education to address cybersecurity threats and to communicate our evolving information security policies, standards, processes, and practices.

Governance

One of the key functions of our board of directors is informed oversight of our ERM, including risks from cybersecurity threats. Our board of directors receive regular presentations and reports on our cybersecurity risks, which have pertained to a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third-parties. The board of directors also receive prompt and timely information regarding any cybersecurity incident that meets reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed and resolved.

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

ITEM 2. PROPERTIES

Our principal physical properties in the US consist of approximately 162,000 square feet of office and laboratory space leased in two buildings in South San Francisco, California. Of this office and laboratory space, approximately 118,000 square feet was subleased to subtenants as of December 31, 2024. The South San Francisco lease expires in May 2030, and our subleases expire between September 2028 and May 2030. Our Irish subsidiary operates from approximately 700 square feet of leased office space in Dublin, Ireland, that expires in May 2026.

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

As of February 28, 2025, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the U.S. on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

A further method of treatment patent, with an expiration date of August 2039, was granted on July 30, 2024 and was listed in the Orange Book. We filed an additional patent infringement suit in the U.S. District Court for the District of New Jersey during August 2024 against the three remaining generic companies. This suit has been consolidated with the action described above.

Please also see “Item 1. Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” for additional information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug development and commercialization efforts” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares have traded on The Nasdaq Global Market under the symbol “TBPH” since June 3, 2014. As of February 26, 2025, there were 39 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of underlying shareholders represented by these shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain future earnings to finance our ongoing operations. We have committed to return excess capital to shareholders. Our board of directors will determine the form of any future return of excess capital to shareholders.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2024:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	reflected in column (a))
Options	1,829,168	$15.53	4,426,322
Restricted share units	3,955,487	n/a	n/a
Employee share purchase plan (suspended as of December 31, 2024)	n/a	n/a	3,447,685
Equity compensation plans approved by security holders	5,784,655	$15.53	7,874,007

Options	67,740	$15.52	—
Equity compensation plans not approved by security holders	67,740	$15.52	—
Total	5,852,395	$15.53	7,874,007

During 2024, we had three equity compensation plans — our 2013 Equity Incentive Plan (the “2013 EIP”), as amended, our 2013 Employee Share Purchase Plan (the “2013 ESPP”), and our 2014 New Employee Equity Incentive Plan (the “2014 NEEIP”). At inception of the plans, we were authorized to issue 5,428,571 ordinary shares under the 2013 EIP and 857,142 ordinary shares under the 2013 ESPP, and 750,000 ordinary shares under the 2014 NEEIP.

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

Under the 2013 ESPP, our officers and employees may purchase ordinary shares through payroll deductions at a price equal to 85% of the lower of the fair market value of the ordinary share at the beginning of the offering period or at the end of each applicable purchase period. The 2013 ESPP generally provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period generally composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. 2013 ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation. Our 2013 ESPP also includes a feature that provides for the existing offering period to terminate and for participants in that offering period to automatically be enrolled in a new offering period when the fair market value of an ordinary share at the beginning of a subsequent offering period falls below the fair market value of an ordinary share on the first day of such offering period. Effective as of December 31, 2024, the 2013 ESPP has been suspended. All offering periods in progress were terminated, and no new offering periods will commence under the 2013 ESPP unless and until approved by our board of directors.

The 2014 NEEIP provided for the issuance of share-based awards, including restricted shares, restricted share units, non-qualified options and SARs, to our employees. Options were able to be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of our 2014 NEEIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. We were able to grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier. Pursuant to its terms, the 2014 NEEIP expired in October 2024 upon reaching the end of its 10-year term. As a result, no additional shares will be issued under the 2014 NEEIP, though awards previously granted under the 2014 NEEIP will remain outstanding in accordance with their term.

Additional information regarding share-based compensation is included in “Item 8. Note 1. Organization and Summary of Significant Accounting Policies,” and “Item 8. Note 11. Share-Based Compensation,” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Recent Significant Developments

YUPELRI Net Sales Growth

In 2024, YUPELRI experienced net sales growth and reached launch-to-date highs in annual net sales and brand profitability. Through the combined commercialization efforts with our partner Viatris Inc. (“Viatris”), total YUPELRI net sales increased by 8% to $238.6 million in 2024 compared to 2023. Hospital volumes, which we are directly responsible for, grew 41% in 2024 compared to 2023 and continued to be a meaningful contributor to YUPELRI’s overall net sales growth for the year.

Continued Enrollment in Ampreloxetine Phase 3 Clinical Study

We continued to make steady progress with the open-label enrollment of our ampreloxetine Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the Orthostatic Hypotension Symptom Assessment Scale (“OHSA”) composite score as the primary endpoint. Current enrollment is in-line with expectations for completion in mid-2025, with data anticipated to be available approximately six months later.

Achievement of $50.0 Million TRELEGY® Royalty Milestone Payment for 2024

In February 2025, we received a $50.0 million maximum milestone payment from Royalty Pharma Investments associated with the achievement of certain minimum royalty payments related to 2024 TRELEGY global net sales. TRELEGY’s 2024 global net sales of $3.46 billion would exceed the threshold required to achieve $50.0 million of milestones in 2025 (based on $3.41 billion of global net sales) with only 2% growth required to achieve $100.0 million of milestones in 2026 (based on $3.51 billion of global net sales).

Formation of Strategic Review Committee

In November 2024, the board of directors announced the formation of a Strategic Review Committee composed entirely of independent directors to assess all strategic alternatives to the Company, including those related to YUPELRI, ampreloxetine, and TRELEGY, with the objective of unlocking shareholder value. There can be no assurance that the Company’s strategic review process will result in any transaction. We have not set a timetable for completion of this process, and we do not intend to disclose further developments unless and until we determine that such disclosure is appropriate or necessary.

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

Impairment of Long-Lived Assets

We regularly review our long-lived assets, including operating lease assets, to determine whether indicators of impairment may exist. If indicators of impairment exist, we perform a test of recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its useful life to the carrying value of the long-lived asset. If the carrying value of the long-lived asset exceeds such estimated undiscounted cash flows, we would determine the fair value of the long-lived assets using the estimated discounted future cash flow approach. We will recognize an impairment loss for the amount in which the carrying value exceeds the estimated fair value of the long-lived asset. For year ended December 31, 2024, we recognized a non-cash impairment charge of $4.5 million related to our long-lived assets consisting of operating lease assets and leasehold improvements.

Results of Operations

The following tables set forth our results of operations and management’s commentary for the 2024 period compared to the 2023 period.

Revenue

While Viatris Inc. (“Viatris”) records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
YUPELRI net sales (100% recorded by Viatris)	$238,626	$220,962	$17,664	8%
YUPELRI net sales (Theravance Biopharma implied 35%)	83,519	77,337	6,182	8

Our recognized revenue, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Viatris collaboration agreement	$64,381	$57,201	$7,180	13%
Viatris royalties (Non-US)	—	7	(7)	NM
Collaboration revenue	—	216	(216)	NM
Total revenues	$64,381	$57,424	$6,957	12%

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

In 2024 and 2023, we recognized $64.4 million and $57.2 million, respectively, in revenue from the Viatris collaboration agreement, which represented an increase of 13%. The increase was primarily driven by (i) an increase in net sales as YUPELRI continued to increase its share of the long-acting nebulized COPD market in both the hospital and outpatient settings and (ii) lower costs incurred by Viatris. YUPELRI continued to be profitable for us on a brand basis, and total YUPELRI net sales recorded by Viatris reached another all-time high for 2024 and for the most recent fourth quarter of $238.6 million and $66.7 million, respectively.

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

4)	Facilities and other, which include depreciation and other allocated expenses, such as general and administrative support functions, office rent, and insurance.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year period:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Employee-related	$12,212	$12,699	$(487)	(4)%
Share-based compensation	5,104	8,048	(2,944)	(37)
External-related	17,112	14,473	2,639	18
Facilities, depreciation, and other allocated expenses	3,215	5,401	(2,186)	(40)
Total research & development	$37,643	$40,621	$(2,978)	(7)%

Total R&D expenses decreased by $3.0 million in 2024, or 7%, compared to 2023. The decrease was primarily driven by a reduction in share-based compensation of $2.9 million and facilities & other expenses of $2.2 million. These reductions were primarily attributed to (i) our previously announced 2023 strategic actions which included the discontinuation of investment in our research activities resulting in employee departures and (ii) allocated company-wide cost savings initiatives.

The R&D expense decreases discussed above were partially offset by a $2.6 million increase in external-related expenses. The increase in external-related expenses was primarily driven by the continued progression of the ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH and was partially offset by decreases in expenses related to the previously announced close-out of our research programs.

Under certain of our collaborative arrangements, we receive partial reimbursement of external costs, which have been reflected as a reduction of R&D expenses of $0.4 million and $5.7 million for 2024 and 2023, respectively.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year period, were as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Selling, general and administrative	$69,174	$70,095	$(921)	(1)%

Total SG&A expenses were $69.2 million in 2024. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $52.9 million and were comprised of $27.2 million of general and administrative (“G&A”) expenses and $25.7 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) was $53.1 million for the prior year period and were comprised of $31.9 million of G&A expenses and $21.2 million of SM&M expenses. The $4.7 million decrease in G&A expenses (excluding SBC) compared to the prior year period represented a 15% reduction and was primarily due to company-wide cost savings initiatives. SM&M expenses (excluding SBC) increased by $4.5 million in 2024 compared to the prior year period and was primarily due pre-launch medical affairs and commercialization expenses associated with ampreloxetine and an increase in employee-related expenses.

Total SBC related to SG&A expenses was $16.3 million in 2024 compared to $17.0 million in the prior year.

Impairment of Long-Lived Assets

Impairment of long-lived assets, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Impairment of long-lived assets (non-cash)	$4,513	$—	$4,513	NM	%

NM: Not Meaningful

In 2024, we recognized non-cash impairment charges of $4.5 million to impair the carrying value of our operating lease assets associated with our laboratory space and related leasehold improvements located in South San Francisco, California. The laboratory space had been on the sublease market since March 2023. There were no impairment charges related to our long-lived assets in the prior year period.

Restructuring and Related Expenses

Restructuring and related expenses, as compared to the prior year period, were as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Restructuring and related expenses	$—	$2,386	$(2,386)	NM	%
Share-based compensation expense (non-cash)	—	357	(357)	NM
Total restructuring and related expenses	$—	$2,743	$(2,743)	NM	%

NM: Not Meaningful

There were no restructuring and related expenses recognized in 2024. The restructuring and related expenses of $2.7 million in 2023 were driven by our 2023 strategic actions that included the discontinuation of our research activities, resulting in a 17% reduction in headcount in March 2023. The restructuring and related expenses were primarily related to one-time severance payments, employee-related separation costs, and the loss on sale of property and equipment. Cash-related expenses and non-cash related expenses associated with the 2023 strategic actions were $1.2 million and $1.5 million in 2023, respectively.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Ampreloxetine royalty contingency (non-cash)	$(2,546)	$(2,350)	$(196)	8%

Interest expense in 2024 and 2023 represented non-cash interest expense associated with $25.0 million received from Royalty Pharma Investments (“Royalty Pharma”) in July 2022 to partially fund our CYPRESS study. The increase in interest expense was primarily due to the compounding of non-cash interest due to Royalty Pharma. We do not anticipate having any cash interest expense in the foreseeable future.

Interest Income and Other Income, net

Interest and other income, net, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Interest and other income, net	$4,881	$9,116	$(4,235)	(46)%

Interest and other income, net, decreased by $4.2 million in 2024 compared to 2023. The decrease was primarily due to a reduction in interest income earned on our cash, cash equivalents, and marketable securities driven by a significant reduction in such balances over the past year. Our cash, cash equivalents, and marketable securities balances were lower in 2024, compared to the prior year, due to the completion of our previously announced $325.3 million capital return program that began in September 2022 and was completed in early January 2024.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2024	2023	$	%
Provision for income tax expense	$(11,804)	$(5,924)	$(5,880)	99%

In 2024, we recognized income tax expense of $11.8 million compared to $5.9 million in 2023. Our income tax for 2024 was primarily attributed to our uncertain tax positions, including interest on historical positions which we began to accrue in the fourth quarter of 2023, and offset by the realization of tax credits.

Liquidity and Capital Resources

As of December 31, 2024, we had approximately $88.4 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

In January 2024, we completed our capital return program by repurchasing $0.4 million of our shares. Since the inception of the capital return program in September 2022 through its completion in January 2024, we successfully returned $325.3 million to our shareholders.

In February 2025, we received a $50.0 million milestone from Royalty Pharma Investments (“Royalty Pharma”), which was the maximum we could have received. This milestone was associated with certain royalty thresholds that were achieved by Royalty Pharma related to 2024 TRELEGY global net sales.

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

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	Change
Net cash used in operating activities	$(11,535)	$(26,997)	$15,462
Net cash provided by (used in) investing activities	12,284	(32,697)	44,981
Net cash used in financing activities	(2,497)	(198,933)	196,436

Net cash flows used in operating activities

Net cash used in operating activities was $11.5 million in 2024, consisting of a net loss of $56.4 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items (e.g., share-based compensation expense) of $24.5 million, and a net increase in cash resulting from changes in operating assets and liabilities of $20.4 million.

Net cash used in operating activities was $27.0 million in 2023, consisting of a net loss of $55.2 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items (e.g., share-based compensation expense) of $36.5 million, and a net decrease in cash resulting from changes in operating assets and liabilities of $8.3 million.

Net cash flows provided by (used in) investing activities

Net cash provided by investing activities was $12.3 million in 2024, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $14.9 million.

Net cash used in investing activities was $32.7 million in 2023, consisting primarily of cash outflows from the net purchase and maturities of marketable securities of $31.7 million and cash outflows from the net purchase and sale of property and equipment of $1.0 million.

Net cash flows used in financing activities

Net cash used in financing activities was $2.5 million in 2024, consisting primarily of $0.4 million of cash outflows related to the repurchase of ordinary shares as part of completion of our capital return program, $0.5 million of cash inflows related to the sale of shares through our employee share purchase program (“ESPP”) and $2.7 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $198.9 million in 2023, consisting primarily of $197.1 million of cash outflows related to the repurchase of ordinary shares as part of our capital return program.

Contractual Obligations

The table below represents our contractual obligations, including agreements that, while cancelable as of December 31, 2024, we are likely to continue. Some of the amounts are based on management’s estimates and assumptions regarding these obligations, including their duration. As our estimates and assumptions are inherently subjective, the amount of the obligations that we will pay in future periods may differ from the amounts reflected in the table.

		Years
(In thousands)	Total	Within 1	1 to 3	3 to 5	After 5
Facility operating leases	$62,890	$11,218	$23,096	$23,578	$4,998
Purchase obligations (1)	30,559	20,919	9,640	—	—
Total	$93,449	$32,137	$32,736	$23,578	$4,998

(1)	This amount does not represent any minimum contract termination liabilities related to our open purchase obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2024. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

Recent Accounting Pronouncements

The information required by this item is included in “Item 8. Note 1. Organization and Summary of Significant Accounting Policies,” in our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements can be found in “Item 15. Exhibits and Financial Statement Schedules,” of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2024 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely.

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

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
2.1	Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
2.2**	Equity Purchase and Funding Agreement, dated as of July 13, 2022, by and between Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
3.1	Amended and Restated Memorandum and Articles of Association	8-K	May 3, 2023
4.1	Specimen Share Certificate	10-12B	April 30, 2014
4.2	Registration Rights Agreement, dated March 3, 2014	10-12B	April 8, 2014
4.3	Shelf Rights Plan Resolution	DEF 14A	March 21, 2018
4.4	Sales Agreement between Theravance Biopharma, Inc. and Cowen and Company, LLC dated December 3, 2019	S-3	December 3, 2019
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	December 31, 2019
4.6	Registration Rights Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc dated June 22, 2020	8-K	June 25, 2020
4.7	Waiver and Assignment of Registration Rights and Voting Agreement among GSK Finance (No.3) plc, Glaxo Group Limited and Theravance Biopharma, Inc. dated as of June 22, 2020	8-K	June 25, 2020
10.1	Transition Services Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.2	Tax Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 2, 2014	8-K	June 3, 2014
10.3	Employee Matters Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
10.4+	Amended and Restated 2013 Equity Incentive Plan	8-K	May 3, 2023
10.5+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.6+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.7+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.8+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.9+	Forms of Equity Award Amendment	10-12B	May 7, 2014
10.10+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016
10.11+	Irish Addendum to the 2013 Equity Incentive Plan	10-K	March 11, 2016
10.12+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.13+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.14+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016
10.15+	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.16+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.17+	Form of Notice of Restricted Share Unit Award	10-Q	May 10, 2023
10.18+	Form of Restricted Share Purchase Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-Q	May 15, 2024
10.19+**	Theravance Biopharma, Inc. Executive Severance Plan and Summary Plan Description

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.20+	Cash Bonus Program	10-12B	November 22, 2013
10.21+	Form of Indemnity Agreement	10-12B	April 30, 2014
10.22	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.23	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.24	Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.25	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.26	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.27	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.28	Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014	8-K	June 3, 2014
10.29	Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002 (1)
10.30	Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004 (2)
10.31	Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011 (3)
10.32	Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.33	Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.34	Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (4)
10.35	Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.36+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014
10.37+	Employment Contract with Aine Miller	10-Q	May 15, 2024
10.38+	Offer Letter with Brett Grimaud dated May 12, 2014	10-Q	May 10, 2023
10.39+	Offer Letter with Aziz Sawaf dated June 16, 2014	10-Q	May 10, 2023
10.40+	Offer Letter with Rhonda Farnum dated July 9, 2018	10-K	March 1, 2024
10.41**	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	10-K	December 31, 2020
10.42	Sale and Contribution Agreement, dated as of February 28, 2020, among Theravance Biopharma R&D, Inc., as the transferor, Triple Royalty Sub II LLC, as the transferee, and Theravance Biopharma, Inc.	8-K	March 04, 2020
10.43	Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020, by Theravance Biopharma R&D, Inc., as the initial sole equity member	8-K	March 04, 2020
10.44	Annex A - Rules of Construction and Defined Terms of the Amended and Restated Limited Liability Company Agreement of Triple Royalty Sub II LLC, dated February 28, 2020	8-K	March 04, 2020
10.45	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.46	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.47*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	10-Q	August 5, 2019
10.48	Cooperation Agreement among Theravance Biopharma, Inc., GSK Finance (No.3) plc and GlaxoSmithKline plc, dated June 22, 2020	8-K	June 25, 2020
10.49**	Master Consent, dated as of July 13, 2022, by and among Glaxo Group Limited, Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
10.50

Release Agreement, dated as of July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC, Royalty Pharma Investments 2019 ICAV, Theravance Respiratory Company, LLC, Theravance Biopharma, Inc., Theravance Biopharma US Holdings, Inc. and Triple Royalty Sub II LLC

		8-K	July 14, 2022
10.51

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

		8-K	December 21, 2023
10.52+	Separation and Release of Claims by and between Richard Graham and Theravance Biopharma US, Inc.	10-Q	May 15, 2024
19	Theravance Biopharma, Inc. Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities
21.1	Subsidiaries of Theravance Biopharma, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
97.1	Theravance Biopharma, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	March 1, 2024
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
*	Portions of this exhibit have been omitted, and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

**	Portions of this exhibit have been omitted pursuant to Items 601(a)(5), Item 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K.
(1)	Incorporated by reference to an exhibit filed with the quarterly report on Form 10-Q of Innoviva, Inc., filed with the Securities and Exchange Commission on August 7, 2014.
(2)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on March 3, 2014.
(3)	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Innoviva, Inc., filed with the Commission on February 27, 2012.
(4)	Incorporated by reference to an exhibit filed with the current report on Form 8-K/A of Innoviva, Inc., filed with the Commission on March 6, 2014.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERAVANCE BIOPHARMA, INC.
Date: March 7, 2025	By:	/s/ Rick E Winningham
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

Signature	Title	Date

/s/ Rick E Winningham Rick E Winningham	Chief Executive Officer (Principal Executive Officer)	March 7, 2025

/s/ Aziz Sawaf Aziz Sawaf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2025
/s/ Laurie S. Alsup, M.D. Laurie S. Alsup, M.D.	Director	March 7, 2025
/s/ Eran Broshy Eran Broshy	Director	March 7, 2025
/s/ Jeremy T. Grant Jeremy T. Grant	Director	March 7, 2025
/s/ Susannah Gray Susannah Gray	Chairperson of the Board of Directors	March 7, 2025
/s/ Jim Kelly Jim Kelly	Director	March 7, 2025

Signature	Title	Date

/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 7, 2025
/s/ Donal O’Connor Donal O’Connor	Director	March 7, 2025
/s/ Deepika R. Pakianathan, Ph.D. Deepika R. Pakianathan, Ph.D.	Director	March 7, 2025

F

Theravance Biopharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Management’s Estimates of the Amount and Timing of Ampreloxetine Royalties

Description of the Matter

As described in Note 10 to the consolidated financial statements, in 2022 the Company received $25 million from Royalty Pharma Investments (RPI) in exchange for royalties on future sales of ampreloxetine (“ampreloxetine funding”).

The ampreloxetine funding is accounted for as a contingent liability that accretes based on management’s estimates of the amount and timing of future royalty payments to RPI.  On a periodic basis, the Company reviews the significant inputs used to estimate the ampreloxetine liability to assess whether there are indicators that suggest changes to the amount and timing of future royalty payments to RPI. Any such changes are accounted for prospectively.

Auditing management’s assessment of whether changes to the amount and timing of future royalty payments to RPI was complex due to the subjective nature of the factors that can influence future sales of ampreloxetine. Management’s royalty forecast involves significant unobservable inputs including forecasted ampreloxetine revenues, the expected term of the royalty stream, as well as the overall probability of ampreloxetine’s clinical trial success.

How We Addressed the Matter in Our Audit

We gained an understanding of and tested management’s identification of the factors that significantly influence the amount and timing of royalties payable to RPI. To test the assumptions, our audit procedures included (i) performing inquiries of internal personnel responsible for commercial forecasting and clinical operations overseeing the ampreloxetine phase 3 clinical trial, (ii) corroborating certain assumptions against external market research and industry data, and (iii) evaluating whether the timing of revenues were consistent with evidence obtained in other areas of the audit. We also reviewed press releases and other relevant third-party data for evidence indicating whether a material change in future royalty forecasts was necessary. Lastly, we performed sensitivity analyses to quantify the impact of any such changes.

Impairment of Long-Lived Assets

Description of the Matter

As discussed in Note 8 to the consolidated financial statements, the Company evaluates the carrying value of its long-lived asset groups for impairment when indicators exist that the carrying amounts may not be fully recoverable. When indicators of impairment exist, the Company compares the estimated future undiscounted net cash flows to the carrying amount of the asset group. If the carrying amount of the asset group exceeds the future undiscounted cash flows, an impairment is measured based on the difference between the carrying amount of the asset group and its fair value. Indicators of impairment were identified on long-lived asset groups during the year ended December 31, 2024. As a result, the Company recorded an impairment charge of $4.5 million on its right-of-use asset and related leasehold improvements.

Auditing the Company’s impairment model was challenging due to the subjective assumption of sublease rental rates used as an input in determining the fair value of the right-of-use asset and related leasehold improvements.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for the impairment over the right-of-use asset and related leasehold improvements, our audit procedures included, among others, utilizing our valuation specialists to assist in evaluating the reasonableness of the Company’s valuation methodology and the market rental rate assumption, performing an evaluation of market rental rates by benchmarking to other properties of similar type and within the geographic area, and testing the completeness and accuracy of the inputs within the model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Mateo, California

March 7, 2025

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$37,797	$39,545
Short-term marketable securities	50,553	62,881
Receivables from collaborative arrangements	18,440	17,474
Receivables from milestones and royalty assets	50,000	—
Prepaid clinical and development services	73	2,038
Other prepaid and current assets	4,204	11,603
Total current assets	161,067	133,541
Property and equipment, net	7,418	9,068
Operating lease assets	28,354	36,287
Future contingent milestone and royalty assets	144,200	194,200
Restricted cash	836	836
Other assets	12,286	8,067
Total assets	$354,161	$381,999

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,242	$1,524
Accrued personnel-related expenses	7,019	6,443
Accrued clinical and development expenses	1,058	2,246
Accrued general and administrative expenses	2,987	2,900
Operating lease liabilities	10,712	3,923
Income tax payable	5,853	—
Other accrued liabilities	2,214	1,241
Tenant improvement payable to sublessee	—	6,490
Total current liabilities	32,085	24,767
Long-term operating lease liabilities	39,108	45,236
Future royalty payment contingency	30,334	27,788
Unrecognized tax benefits	75,199	65,294
Other long-term liabilities	1,890	5,919
Commitments and contingencies (Note 16)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 49,471 and 48,091 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	1,141,060	1,122,164
Accumulated other comprehensive income (loss)	7	(65)
Accumulated deficit	(965,522)	(909,104)
Total shareholders’ equity	175,545	212,995
Total liabilities and shareholders’ equity	$354,161	$381,999

See accompanying notes to consolidated financial statements

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023

Revenues:
Viatris collaboration agreement	$64,381	$57,201
Viatris royalties (Non-US)	—	7
Collaboration revenue	—	216
Total revenues	64,381	57,424

Expenses:
Research and development (1)	37,643	40,621
Selling, general and administrative (1)	69,174	70,095
Impairment of long-lived assets (non-cash)	4,513	—
Restructuring and related expenses (1)	—	2,743
Total expenses	111,330	113,459

Loss from operations	(46,949)	(56,035)
Interest expense (non-cash)	(2,546)	(2,350)
Interest and other income, net	4,881	9,116
Loss before income taxes	(44,614)	(49,269)
Provision for income tax expense	(11,804)	(5,924)
Net loss	$(56,418)	$(55,193)

Net loss per share:
Basic and diluted net loss per share	$(1.15)	$(1.00)

Shares used to compute basic and diluted net loss per share	48,847	55,303
(1)	Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Research and development	$5,104	$8,048
Selling, general and administrative	16,289	16,966
Restructuring and related expenses	—	357
Total share-based compensation expense	$21,393	$25,371

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2024	2023
Net loss	$(56,418)	$(55,193)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale investments, net of tax	72	(50)
Comprehensive loss	$(56,346)	$(55,243)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	65,227	$1	$1,295,725	$(15)	$(853,911)	$441,800
Repurchase of ordinary shares, net of transaction costs	(18,634)	(1)	(197,051)	—	—	(197,052)
Proceeds from ESPP purchases	86	—	619	—	—	619
Employee share-based compensation expense	—	—	25,371	—	—	25,371
Issuance of restricted shares	1,651	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(239)	—	(2,500)	—	—	(2,500)
Net unrealized loss on marketable securities	—	—	—	(50)	—	(50)
Net loss	—	—	—	—	(55,193)	(55,193)
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Proceeds from the sale of ordinary shares	11	—	99	—	—	99
Proceeds from ESPP purchases	61	—	508	—	—	508
Employee share-based compensation expense	—	—	21,393	—	—	21,393
Issuance of restricted shares	1,641	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(295)	—	(2,659)	—	—	(2,659)
Net unrealized gain on marketable securities	—	—	—	72	—	72
Net loss	—	—	—	—	(56,418)	(56,418)
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss	$(56,418)	$(55,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,710	2,001
Amortization and accretion on investment securities, net	(2,509)	(1,897)
Future royalty payment contingency interest accretion	2,546	2,350
Share-based compensation	21,393	25,371
Loss on disposal of property and equipment	34	1,352
Loss on impairment of long-lived assets	4,513	—
Amortization of right-of-use assets	4,414	4,152
Deferred income taxes	(7,573)	3,207
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	(966)	(689)
Prepaid clinical and development services	1,965	(526)
Other prepaid and current assets	7,399	(3,921)
Right-of-use lease assets	(707)	(314)
Other assets	411	(1,233)
Accounts payable	750	6
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	1,468	(7,095)
Deferred revenue	—	(216)
Operating lease liabilities	661	(3,001)
Unrecognized tax benefits	9,906	1,102
Other long-term liabilities	(532)	7,547
Net cash used in operating activities	(11,535)	(26,997)

Investing activities
Purchases of property and equipment	(332)	(2,488)
Purchases of marketable securities	(140,743)	(134,534)
Maturities of marketable securities	139,813	31,435
Purchase of derivative	(2,292)	—
Sale of short-term investments and marketable securities	15,838	71,377
Proceeds from the sale of property and equipment	—	1,513
Net cash provided by (used in) investing activities	12,284	(32,697)

Financing activities
Ordinary share repurchases	(445)	(197,051)
Proceeds from the sale of ordinary shares	99	—
Proceeds from ESPP purchases	508	618
Repurchase of shares to satisfy tax withholding	(2,659)	(2,500)
Net cash used in financing activities	(2,497)	(198,933)

Net decrease in cash, cash equivalents, and restricted cash	(1,748)	(258,627)
Cash, cash equivalents, and restricted cash at beginning of period	40,381	299,008
Cash, cash equivalents, and restricted cash at end of period	$38,633	$40,381

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$109	$24

Supplemental disclosure of non-cash activities
Recognition of tenant improvement allowance assigned to sublease	$—	$6,490

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

Basis of Presentation

The Company’s consolidated financial statements as of December 31, 2024 and 2023, and for the year ended December 31, 2024 and 2023 have been prepared in conformity with United States (“US”) Generally Accepted Accounting Principles ("GAAP"), and the US Securities and Exchange (“SEC”) regulations for annual reporting.

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

Segment Reporting

The Company has determined that its chief executive officer is the chief operating decision maker (“CODM”). The Company’s business offerings have similar economics and other characteristics, including the nature of products, types of customers, distribution methods, and regulatory environment. As a result, the Company has concluded that it operates in a single segment which is the development and commercialization of human therapeutics. Additional significant segment expenses are provided on a quarterly basis to the CODM to support the CODM’s decision-making process. See “Note 3. Segment Information” for more information.

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

Unrealized gains and losses are included as a component of “Accumulated other comprehensive income (loss)” in shareholders’ equity of the consolidated balance sheets and as a component of “Other comprehensive income (loss)” in the consolidated statements of operations and comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included as a component of “Interest and other income (expense), net” on the consolidated statements of operations.

The cost of securities sold is based on the specific identification method. Realized gains and losses and interest and dividends on securities are included in interest and other income (expense). In circumstances where the Company intends to sell, or is more likely than not required to sell, the security before it recovers its amortized cost basis, the difference between fair value and amortized cost is recognized as a loss in the consolidated statements of operations, with a corresponding write-down of the security's amortized cost.

The Company accounts for credit losses on available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”), Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Under ASC 326, the Company regularly reviews its debt securities in an unrealized loss position to determine if the unrealized loss was credit-related or noncredit-related. The factors considered in determining whether credit losses exist include, but are not limited to, the creditworthiness of the security issuers, the severity and duration of the unrealized losses, any adverse conditions specifically related to the security, an industry, or geographic area, and whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the security’s amortized cost basis. The Company did not recognize any credit losses on available-for-sale debt securities for the year ended December 31, 2024 and 2023.

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

The Company’s financial instruments include cash equivalents, marketable securities, derivatives, receivables from collaborative arrangements, accounts payable, and accrued liabilities. Cash equivalents and marketable securities are carried at estimated fair value and remeasured on a recurring basis. The carrying value of receivables from collaborative arrangements, accounts payable, and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

Fair Value of Derivative

The Company utilizes a financial instrument to manage its exposure to financial risk and to mitigate potential tax liability. The Company determined that the financial instrument met the definition of a derivative under ASC Topic 815, Derivatives and Hedging.

The Company records the fair value of the derivative, on the date of issuance and at the end of each subsequent reporting period, as an asset on the consolidated balance sheets. The Company utilizes the derivative for risk management purposes and not for speculative trading or hedging purposes, and therefore, any changes in the fair value of the derivative are recorded each period within “Interest and other income (expense), net” on the consolidated statements of operations. The cash flow effect of the derivative is included within net cash provided by (used in) investing activities on the consolidated statements of cash flows.

Receivables from Collaborative Arrangements

For the periods presented, the Company’s receivables from collaborative arrangements relate to amounts due arising from its collaboration (and licensing) agreements. When appropriate, the Company provides for an allowance for credit losses. The Company performs periodic credit evaluations of its customers and generally does not require collateral. For the year ended December 31, 2024 and 2023, the Company did not have any material write-offs of receivables from collaborative arrangements.

Concentration of Credit Risks

The Company invests in a variety of financial instruments and, based on its policy, limits the amount of credit exposure with any one issuer, industry, or geographic area for investments other than instruments backed by the US federal government.

The Company’s future contingent milestone and royalty assets and receivables primarily relate to amounts due under its collaboration and other agreements. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to its collaboration and other agreements. The Company performs periodic evaluations of its customers and generally does not require collateral. For the year ended December 31, 2024 and 2023, the Company did not experience any losses related to its receivables.

Property and Equipment

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation, and are depreciated using the straight-line method over the estimated useful lives as presented in the table below. Upon retirement or sale, the cost of the disposed assets and the related accumulated depreciation are removed from the consolidated balance sheets and any resulting gain or loss is reflected in the consolidated statements of operations in the period realized.

Leasehold improvements	Shorter of remaining lease terms or useful life
Equipment, furniture and fixtures	5 - 7 years
Software and computer equipment	3 - 5 years

Leases

The Company determines whether a contract is or contains a lease at inception of the arrangement. In evaluating whether a contract is indicative of a lease, the Company considers all relevant facts and circumstances to assess whether the arrangement has extended to the Company the right to both (i) obtain substantially all the economic benefits from use of an identified asset and (ii) direct the use of the identified asset. To the extent that the Company determines a contract represents a lease, the arrangement is classified as either an operating lease or a finance lease, with the classification affecting the presentation and pattern of expense recognition in the consolidated statements of operations. The Company did not have any finance leases at either December 31, 2024 or 2023.

Operating lease assets represent the Company’s right to use an underlying asset over the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the leasing arrangement. The Company records operating leases on the consolidated balance sheets through an operating lease asset and a corresponding short-term and long-term operating lease liability, as applicable. Lease liabilities are measured based on the present value of lease payments over the lease term discounted at the implicit interest rate at the commencement date of the leasing arrangement, when readily available or using the Company’s incremental borrowing rate, if the implicit rate is not determinable. The incremental borrowing rate is considered the estimated rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. The Company measures its operating lease assets based on the corresponding operating lease liabilities adjusted for (i) prepayments made to the lessor at or before the commencement date; (ii) any initial direct costs incurred; and (iii) tenant incentives granted under the lease contract.

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

Future Contingent Milestone and Royalty Assets

Future contingent milestone and royalty assets consisted of an estimated $144.2 million in contingent consideration (“Contingent Consideration”) on the Company’s consolidated balance sheets as of December 31, 2024 (see “Note 9. Future Contingent Milestone and Royalty Assets” for more information). The Contingent Consideration was initially measured at fair value in July 2022 utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The fair value model involved significant unobservable inputs derived using Company estimates. The Company’s estimates were based in part on external data and reflected its judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY® ELLIPTA net revenues which is considered a Level 3 fair value input. The Company periodically reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified, and the Company will recognize an impairment loss if the carrying value materially exceeds the reassessed fair value.

In February 2025, the Company received a $50.0 million milestone from Royalty Pharma Investments (“Royalty Pharma”), which was the maximum it could have received. This milestone was associated with certain royalty thresholds that were achieved by Royalty Pharma related to 2024 TRELEGY global net sales.

Future Royalty Payment Contingency

The Company treats contingent liabilities related to sale of future royalties (see “Note 10. Ampreloxetine Funding” for more information) as debt financings, amortized under the effective interest method over the estimated life of the related expected royalty stream. The contingent liabilities related to sale of future royalties and the debt amortization are based on current estimates of the amount and timing of future royalty payments, including the potential for any future funding milestones. The Company periodically reassesses the amount and timing of estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. To the extent the Company’s estimates of the amount and timing of future royalty payments are materially greater or less than previous estimates, the Company will prospectively adjust the amortization of the contingent liability and effective interest rate.

Impairment of Long-Lived Assets

The Company regularly reviews its long-lived assets, including operating lease assets, to determine whether indicators of impairment may exist. If indicators of impairment exist, the Company performs a test of recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its useful life to the carrying value of the long-lived asset. If the carrying value of the long-lived asset exceeds such estimated undiscounted cash flows, the Company would determine the fair value of the long-lived assets using the estimated discounted future cash flow approach. The Company will recognize an impairment loss for the amount in which the carrying value exceeds the estimated fair value of the long-lived asset. For the year ended December 31, 2024, the Company recognized a non-cash impairment charge of $4.5 million related to its long-lived assets consisting of operating lease assets and leasehold improvements. The Company did not recognize any impairment losses related to its long-lived assets for the year ended December 31, 2023.

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

Collaborative Arrangements under ASC 606

The Company enters into collaborative arrangements with partners that fall under the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, the Company may analogize to ASC 606 for some aspects of these arrangements. The Company analogizes to ASC 606 for certain activities within collaborative arrangements for the delivery of a good or service (i.e., a unit of account) that is part of its ongoing major or central operations. Revenue recognized by analogizing to ASC 606 is recorded as “collaboration revenue” or “licensing revenue” whereas revenue recognized in accordance with ASC 808 is recorded on a separate collaboration revenue line on the consolidated statements of operations.

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

Royalties: For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

Research and Development Expenses

Research and development (“R&D”) expenses are recorded in the period that services are rendered or goods are received. R&D expenses consist of salaries and benefits, facility costs, and fees paid to third-parties that conduct certain clinical study activities on behalf of the Company, net of certain external R&D expenses reimbursed under the Company’s collaborative arrangements.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $4.3 million and $5.1 million for the year ended December 31, 2024 and 2023, respectively.

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

The Company determines the fair value of RSUs to be the closing market price of the Company's common shares on the day of grant. The Company uses the Black-Scholes-Merton option pricing model to estimate the fair value of share options granted under its equity incentive plans and rights to acquire shares granted under its employee share purchase plan (“ESPP”). The Black-Scholes-Merton option pricing model requires the use of assumptions, including: (i) the expected term of the options and ESPP purchases; (ii) the share’s expected dividend yield; (iii) the expected share price volatility; and (iv) the risk-free interest rate. The expected term of options is based on historical option exercise behavior. Share price volatility is based on the historical volatility, and the risk-free interest rate is based on the US Treasury rate commensurate with the expected term of the associated award.

The Company may also issue performance-contingent RSUs (“PSUs”) that settle in the Company’s ordinary shares. The fair value of PSUs is determined on the day of grant using the number of shares expected to be vested and the closing market price of the shares on the grant date. The number of shares expected to vest is determined by assessing the probability that the performance criteria will be met and the associated targeted payout level that is forecasted will be achieved. For PSUs, the Company recognizes share-based compensation expense over the requisite service period using the accelerated attribution method when achievement of the performance criteria is considered probable based on the Company’s best estimate at the end of each reporting period.

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

The Company’s total gross unrecognized tax benefits associated with uncertain tax positions of $83.7 million and $79.5 million, as of December 31, 2024 and December 31, 2023, respectively, may impact the effective tax rate in the period of recognition. The Company released its federal valuation allowance as of December 31, 2022. As a result, the statutes of limitations have started on the Company’s federal unrecognized tax benefits. The timing of the effective tax rate benefit is dependent on the expiration of these statutes of limitations, as well as any favorable settlement of the Company’s uncertain positions in the future.

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

Net Loss per Share and Anti-dilutive Securities

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares. The Company’s potential ordinary shares include outstanding options to purchase ordinary shares and RSUs, including market-based and performance-contingent awards. See “Note 11. Share-Based Compensation” for information related to outstanding options and RSUs as of December 31, 2024 and 2023.

In accordance with ASC Topic 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the year ended December 31, 2024 and 2023, the Company recognized net losses. As a result, the potential ordinary shares as described above were not included in the computation of diluted net loss per share due to their anti-dilutive effects.

	Year Ended December 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net loss	$(56,418)	$(55,193)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	48,847	55,303

Net loss per share - basic and diluted	$(1.15)	$(1.00)

Comprehensive Loss

Comprehensive loss is comprised of net loss and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires enhanced disclosures about a public entity’s significant segment expenses and more timely and detailed segment information reporting throughout the fiscal period, including for entities with a single reportable segment. ASU 2023-07 became effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 for the year ended December 31, 2024, and the Company has included additional significant segment expense disclosures in “Note 3. Segment Information”.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 modifies the rules on income statement disclosures to enhance the transparency of and include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026. All entities should apply the guidance prospectively, but have the option to apply it retrospectively, and early adoption is permitted. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

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

As of December 31, 2024, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2024	2023
Viatris collaboration agreement – Amounts receivable from Viatris	$64,381	$57,201
Viatris royalties (Non-US)	—	7
Total	$64,381	$57,208

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Year Ended December 31,
(In thousands)	2024	2023
YUPELRI net sales (Theravance Biopharma implied 35%)	$83,519	$77,337

Reimbursement of R&D Expenses

The R&D cost share with Viatris, which the Company contributes 35%, is netted within the Company’s R&D expenses. The Company does not consider performing research and development services for reimbursement to be a part of its ordinary activities, therefore, the Company does not analogize to ASC 606 or recognize revenue. The Company recorded reimbursements received from Viatris as a reduction to R&D expenses. The Company also owes Viatris its cost share of the R&D activities carried out by Viatris which is also recorded within R&D expenses.

The following table summarizes the reductions to R&D expenses related to reimbursement payments:

	Year Ended December 31,
(In thousands)	2024	2023
Viatris	$407	$5,723

Revenue by Geographic Region

The following table summarizes total revenue by geographic region based on the location of the Company’s customers or collaboration partners:

	Year Ended December 31,
(In thousands)	2024	2023
US	$64,381	$57,201
Europe	—	223
Total revenue	$64,381	$57,424

Revenue by Significant Customers

The following table summarizes total revenue from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total revenue (as a percentage of total revenues):

	Year Ended December 31,
(% of total revenue)	2024	2023
Viatris	100%	100%

Viatris accounted for 100% of the Company’s receivable from collaborative arrangements as of December 31, 2024 and 2023.

3. Segment Information

The Company operates in a single segment, which is the development and commercialization of human therapeutics. The Company has determined that its chief executive officer is the CODM. When evaluating the Company’s financial performance, the CODM reviews total revenues and total expenses and makes financial decisions using this information on a consolidated net income (loss) basis.

The following table summarizes significant segment expenses:

	Year Ended December 31,
(In thousands)	2024	2023
Total revenue	$64,381	$57,424

Employee-related (Research and development) [1]	12,212	12,699
External-related (Research and development)	17,112	14,473
Facilities, depreciation, and other allocated expenses (Research and development)	3,215	5,401
Supporting general and administration functions [1]	27,156	31,928
Sales and marketing, and medical affairs [1]	25,729	21,202
Share-based compensation	21,393	25,013
Total recurring operating expenses	106,817	110,716
Impairment of long-lived assets	4,513	—
Restructuring and related expenses	—	2,743
Total operating expenses	111,330	113,459
Loss from operations	(46,949)	(56,035)
Interest expense (non-cash)	(2,546)	(2,350)
Interest and other income, net	4,881	9,116
Provision for income tax expense	(11,804)	(5,924)
Net loss	$(56,418)	$(55,193)

1 Excludes share-based compensation

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	December 31,
(In thousands)	2024	2023
Cash and cash equivalents	$37,797	$39,545
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$38,633	$40,381

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the consolidated balance sheets.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency losses of $0.1 million for the year ended December 31, 2024 and net realized and unrealized foreign currency gains of $0.1 million for the year ended December 31, 2023. These amounts are included in the Company’s consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		December 31, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$17,306	$8	$—	$17,314
Corporate notes	Level 2	5,431	1	(1)	5,431
Commercial paper	Level 2	35,285	1	(2)	35,284
Marketable securities		58,022	10	(3)	58,029
Money market funds	Level 1	550	—	—	550
Total		$58,572	$10	$(3)	$58,579

		December 31, 2023
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$29,848	$—	$(29)	$29,819
US government agency securities	Level 2	4,428	—	(8)	4,420
Corporate notes	Level 2	28,670	4	(32)	28,642
Marketable securities		62,946	4	(69)	62,881
Money market funds	Level 1	26,179	—	—	26,179
Total		$89,125	$4	$(69)	$89,060

As of December 31, 2024, all of the Company’s available-for-sale securities had contractual maturities within six months, and the weighted-average maturity of marketable securities was approximately two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the year ended December 31, 2024 or 2023.

Available-for-sale debt securities with unrealized losses are summarized below:

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$4,114	$(1)	$—	$—	$4,114	$(1)
Commercial paper	18,883	(2)	—	—	18,883	(2)
Total	$22,997	$(3)	$—	$—	$22,997	$(3)

	December 31, 2023
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$29,819	$(29)	$—	$—	$29,819	$(29)
US government agency securities	4,420	(8)	—	—	4,420	(8)
Corporate notes	23,641	(32)	—	—	23,641	(32)
Total	$57,880	$(69)	$—	$—	$57,880	$(69)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of December 31, 2024, and there were no individual securities that were in a significant unrealized loss position as of December 31, 2024.

For the year ended December 31, 2024 and 2023, the Company sold marketable securities for total proceeds of $15.8 million and $71.4 million, respectively. The sales were based on the specific identification method, and the realized net gain (loss) from the sales was immaterial.

6. Derivative

On December 27, 2024, the Company purchased a financial instrument to manage its exposure to financial risk and to mitigate potential tax liability. The Company determined that the financial instrument met the definition of a derivative under ASC Topic 815, Derivatives and Hedging.

The derivative is measured at fair value using the discounted cash flow method and includes unobservable inputs derived from management’s estimates and assumptions. Management’s estimates and assumptions are based in part on external data and internal data and involve a significant degree of judgment. The primary unobservable inputs, classified as Level 3 under the fair value hierarchy, include the remote possibility of a future payout of taxes. The discount rate utilized in the fair value model was 5.5%, as of December 27, 2024.

The following table summarizes the fair value of the derivative and location within the consolidated balance sheets:

	December 31, 2024
(In thousands)	2024	2023
Non-current assets:
Other assets	$2,292	$—

As of December 31, 2024, the unrealized gain (loss) recognized related to the derivative’s change in fair value was immaterial.

7. Property and Equipment

Property and equipment are held predominantly in the US and consisted of the following:

	December 31,
(In thousands)	2024	2023
Computer equipment	$2,060	$1,883
Software	762	762
Furniture and fixtures	1,642	1,738
Laboratory equipment	38	60
Leasehold improvements	25,317	26,207
Subtotal	29,819	30,650
Less: accumulated depreciation	(22,401)	(21,582)
Property and equipment, net	$7,418	$9,068

During the year ended December 31, 2024, the Company recognized a non-cash impairment charge of $0.3 million primarily related to leasehold improvements (see “Note 8. Leases” for more information). There were no impairment charges related to property and equipment for the year ended December 31, 2023.

For the year ended December 31, 2024 and 2023, depreciation expense for property and equipment was $1.6 million and $1.9 million, respectively.

As a result of strategic actions announced in February 2023 (see “Note 15. 2023 Strategic Actions”), the Company completed an auction of certain R&D laboratory equipment in 2023 with a carrying value of $2.7 million. The Company received net proceeds of $1.5 million and recognized a non-cash loss of $1.2 million resulting from the auction for the year ended December 31, 2023.

8. Leases

South San Francisco Lease and Subleases

As of December 31, 2024, the Company leased approximately 162,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”).

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

In November 2024, the Company entered into an amendment to the March 2024 Sublease (“March 2024 Sublease Amendment”). The March 2024 Sublease Amendment included the following key terms: (i) an addition of approximately 11,000 square feet of laboratory space and (ii) an extension of the sublease period by approximately 2.5 years ending on or around November 2028 with an option to extend the sublease through the SSF Lease expiration in May 2030. For the laboratory space addition, the Company is entitled to receive an initial monthly base rent of $16,250 with approximate 3% annual increases after the first year. Under the terms of the March 2024 Sublease Amendment, the Company is expected to recognize approximately $3.0 million in total sublease income for the combined office and laboratory spaces over the March 2024 Sublease Amendment lease period.

In June 2022, the Company entered into a non-cancelable agreement under which it subleased approximately 78,000 square feet of its South San Francisco office and laboratory space to an unaffiliated company. The sublease term continues through May 2030, consistent with the remaining lease term of the SSF Lease, and the subtenant has no option to extend the sublease. Under the terms of the sublease, the Company is entitled to receive an initial monthly base rent of $0.5 million which will be subject to annual increases of 3%, as well as the subtenant’s proportionate share of the property’s operating expenses. As part of the sublease terms, the subtenant was assigned $6.5 million of the Company’s $8.9 million remaining tenant improvement allowance in June 2022. The assigned tenant improvement allowance was recorded within “Other assets” on the Company’s consolidated balance sheets and is amortized over the SSF Lease term, and the assigned tenant improvement allowance was recorded as a current liability which expired in November 2024. The Company expects to receive a total of $51.7 million in base rent over the sublease term which represents a $13.5 million premium (before sublease execution-related costs) over its proportionate lease payment obligations under the SSF Lease. Under the terms of the SSF Lease, 50% of the sublease premium, equal to approximately $6.7 million, shall be shared with the landlord and 50% shall be retained by the Company.

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

The Company recognizes the sublease income on a straight-line basis over the term of its three subleases which is reflected as a reduction of R&D expense and selling, general and administrative expenses in the consolidated statements of operations. No lease modification was deemed to have occurred by entering into the sublease agreements because the Company was not released, either fully or in part, from its obligations under the SSF Lease. As of December 31, 2024, the Company has subleased approximately 118,000 square feet of a total 162,000 square feet of its SSF Lease under the three separate subleases described above.

Dublin Lease

In May 2022, the Company entered into an operating lease agreement for approximately 700 square feet of office space in Dublin, Ireland (“Dublin Lease”). The Dublin Lease had an original two-year term which ended in May 2024. In 2024, the Dublin Lease was renewed for another two years ending in May 2026. Under the renewed Dublin Lease, the Company will incur total base rent expense of approximately $0.4 million (or $0.2 million annually) which is recognized on a straight-line basis over the two-year lease term. The Company may terminate the Dublin Lease by providing three months prior written notice.

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

(In thousands)	Classification	December 31, 2024	December 31, 2023
Assets
Operating lease assets	Operating lease assets	$28,354	$36,287

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$10,712	$3,923
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	39,108	45,236
Total operating lease liabilities		$49,820	$49,159

Lease expense and sublease income were included within operating expenses in the consolidated statements of operations as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2024	December 31, 2023
Operating lease expense (1)	Selling, general and administrative expense	$8,518	$8,548

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2024	December 31, 2023
Operating sublease income	Selling, general and administrative expense	$8,739	$8,361
(1)	Represents operating lease expense before sublease income. Excludes short-term leases which were not material and office lease service-related charges.

Supplemental information related to leases for the periods reported was as follows:

	Year Ended	Year Ended
(In thousands, except weighted average amounts)	December 31, 2024	December 31, 2023
Operating cash flows related to operating leases	$10,892	$9,966
Weighted average remaining lease term	5.4 years	6.4 years
Weighted average discount rate	8.65%	8.64%

The Company determined that an implicit interest rate of its leases was not determinable and, therefore, used an incremental borrowing rate of 8.65% to determine the present value of its lease liabilities.

As of December 31, 2024, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Year ending December 31:
2025	$11,218
2026	11,414
2027	11,682
2028	11,739
2029	11,839
Thereafter	4,998
Total operating lease payments	$62,890
Less: Imputed interest	(13,070)
Present value of operating lease liabilities	$49,820

As of December 31, 2024, the undiscounted cash flows to be received related to the Company’s subleases were as follows:

(In thousands)
Year ending December 31:
2025	$8,827
2026	9,107
2027	9,377
2028	9,013
2029	7,092
Thereafter	2,998
Total operating sublease receipts	$46,414

Impairment of Long-Lived Assets

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

The Company determined that the ceased occupancy and sublease marketing of office and laboratory space were indicators of impairment as of March 31, 2024, June 30, 2024, and September 30, 2024. The Company identified three asset groups for the purposes of its long-lived impairment assessment which were comprised of (i) vivarium laboratory asset group; (ii) general laboratory asset group; and (iii) entity-wide asset group. The vacant office space, which the Company determined it may reoccupy in the future, was considered part of the entity-wide asset group.

The Company recognized an impairment charge of $4.5 million for the vivarium laboratory asset group and the general laboratory asset group during the year ended December 31, 2024 based on the discounted cash flow method to estimate the fair values of the two asset groups which represented Level 3 non-recurring fair value measurements. The estimated fair value of the vivarium laboratory space was based on the terms of the draft March 2024 Sublease Amendment which involved estimates including the expected sublease rental income of $0.6 million, an annual discount rate of 9.7%, and other variable lease-related expenses. The estimated fair value of the general laboratory space was based on the Company’s estimates and assumptions including, but not limited to, expected sublease rental income of $0.8 million, an annual discount rate of 9.7%, and other variable lease-related expenses expected to be incurred during the subtenant search period. The impairment charge is presented in the Company’s consolidated statements of operations within “Impairment of long-lived assets”.

The Company’s estimates and assumptions used to determine the estimated fair values of the above two asset groups were subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods.

9. Future Contingent Milestone and Royalty Assets

The Company recognized future contingent milestone and royalty assets related to the sale of its equity interests in Theravance Respiratory Company, LLC (“TRC”) to Royalty Pharma in July 2022 (the “TRC Transaction”). The future contingent milestone and royalty assets represents the fair value of potential future milestone payments and royalties (collectively, “Contingent Consideration”) related to worldwide net sales of GSK plc's (“GSK”) TRELEGY® ELLIPTA (“TRELEGY”) as described below.

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to the Company, which are not to exceed $250.0 million in aggregate (the “Milestone Payments”). Additionally, the Company will receive from Royalty Pharma 85% of the royalty payments on TRELEGY payable (a) for sales or other activities occurring on and after January 1, 2031 related to

TRELEGY in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US (the “Royalties”).

The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration.

The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net sales which is considered a Level 3 fair value input. In July 2022, the Company estimated the fair value of the Contingent Consideration to be $194.2 million which was presented on the consolidated balance sheets as “Future contingent milestone and royalty assets”, and the discount rate utilized in the valuation model was 7.83%. The Company accounted for the Milestone Payments and Royalties of the Contingent Consideration as a combined single unit of account. As a result, the Company will not recognize any income associated with any potential future Contingent Consideration payments until the cumulative payments received exceed the original $194.2 million fair value.

The Company reassesses the carrying value of the Contingent Consideration when indicators of impairment are identified. For the year ended December 31, 2023, the minimum royalty amount related to the Milestone Payments was not achieved, and for the year ended December 31, 2024, the minimum royalty amount related to the Milestone Payments was achieved. As of December 31, 2024, a $50.0 million receivable was recorded on the consolidated balance sheets based on guidance under ASC, Topic 450, Contingencies, and the Contingent Consideration’s carrying value was correspondingly reduced from $194.2 million to $144.2 million. In February 2025, the Company received the $50.0 million payment from Royalty Pharma, and the remaining aggregate Milestone Payments available to the Company was $150.0 million.

The Contingent Consideration is subject to counterparty credit risk, and the carrying value of the Contingent Consideration represents the maximum amount of potential loss due to credit risk. To date, the Company has not recorded any credit losses related to the Contingent Consideration.

10. Ampreloxetine Funding

In connection with the TRC Transaction, the Company received $25.0 million in cash from Royalty Pharma in exchange for certain royalty rights to ampreloxetine and is entitled to receive an additional $15.0 million upon the first regulatory approval of any pharmaceutical product that contains ampreloxetine as an active pharmaceutical ingredient by either (a) the FDA or (b) the first of (i) the European Medicines Agency or (ii) all four of Germany, France, Italy and Spain. In exchange for the $25.0 million and potential $15.0 million in cash (the “Ampreloxetine Funding”), the Company will make quarterly royalty payments to Royalty Pharma equal to the amount of ampreloxetine net sales recognized during the applicable quarter multiplied by 2.5% for the first $500.0 million in ampreloxetine net sales and 4.5% for ampreloxetine net sales in excess of $500.0 million. These royalty payments from the Company to Royalty Pharma will continue until, on a country by country and product by product basis, the later of (a) the expiration of all valid and enforceable claims of any patent, or pending claim of a good faith patent application during the five (5) years from the initial filing of such application, that cover the applicable ampreloxetine product or the manufacture or use thereof in the applicable country and (b) the expiration of regulatory exclusivity granted by the FDA or equivalent organization in the applicable country.

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

The carrying amount of the contingent liability for the future royalty payment was based on the upfront $25.0 million received and management’s estimate of (i) the risk-adjusted future contingent $15.0 million milestone and (ii) the amount and timing of royalties to be paid to Royalty Pharma and then discounted over the life of the arrangement using an imputed rate of interest. The excess of future estimated royalty payments over the amount of cash funding received will be recognized as interest expense using the effective interest method. The balance associated with the contingent liability was initially recorded as $25.0 million, net of allocated transaction costs, in July 2022 and was reported on the consolidated balance sheets as “Future royalty payment contingency”.

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

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 8.3% as of December 31, 2024.

Changes to the contingent liability for sale of future royalties were as follows for the year ended December 31, 2024:

(In thousands)
Balance at December 31, 2023	$27,788
Non-cash interest expense accretion	2,546
Balance at December 31, 2024	$30,334

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

Under the 2013 ESPP, the Company’s officers and employees may purchase ordinary shares through payroll deductions at a price equal to 85% of the lower of the fair market value of the ordinary share at the beginning of the offering period or at the end of each applicable purchase period. As of January 1 of each year, commencing on January 1, 2015 and ending on (and including) January 1, 2033, the aggregate number of ordinary shares that may be issued under the 2013 ESPP shall automatically increase by a number equal to the least of 1% of the total number of ordinary shares outstanding on December 31 of the prior year, 571,428 ordinary shares or a number of ordinary shares determined by the Company’s board of directors. The 2013 ESPP generally provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period generally composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. 2013 ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation, up to applicable regulatory limits. The 2013 ESPP also includes a feature that provides for the existing offering period to terminate and for participants in that offering period to automatically be enrolled in a new offering period when the fair market value of an ordinary share at the beginning of a subsequent offering period falls below the fair market value of an ordinary share on the first day of such offering period. Effective as of December 31, 2024, the 2013 ESPP has been suspended. All offering periods in progress were terminated, and no new offering periods will commence under the 2013 ESPP unless and until approved by the Company’s board of directors. The suspension resulted in the acceleration of previously unamortized share-based compensation expense of $0.5 million for the year ended December 31, 2024.

The 2014 NEEIP provides for the issuance of share-based awards, including restricted shares, RSUs, non-qualified options and SARs to the Company’s employees. Options may be granted with an exercise price not less than the fair market value of the ordinary shares on the grant date. Under the terms of the 2014 NEEIP, options granted to employees generally have a maximum term of 10 years and vest over a four-year period from the date of grant; 25% vest at the end of one year, and 75% vest monthly over the remaining three years. The Company may grant options with different vesting terms from time to time. Unless an employee’s termination of service is due to disability or death, upon termination of service, any unexercised vested options will generally be forfeited at the end of three months or the expiration of the option, whichever is earlier. Pursuant to its terms, the 2014 NEEIP expired in October 2024 upon reaching the end of its 10-year term. As a result, no additional shares will be issued under the 2014 NEEIP, though awards previously granted under the 2014 NEEIP will remain outstanding in accordance with their terms.

As of December 31, 2024, the total number of shares available for future issuance under each of the plans were:

2013 EIP	4,426,322
2013 ESPP (suspended as December 31, 2024)	3,447,685
2014 NEEIP (expired)	—
Total	7,874,007

Market-Based and Performance-Contingent Awards

The Company periodically grants market-based share awards to employees that vest upon the Company’s ordinary shares meeting certain market-based price targets followed by a service period. For the year ended December 31, 2024 and 2023, the Company granted 337,500 and 165,000 market-based RSUs, respectively. The market-based RSUs have a remaining fair value of $1.6 million as of December 31, 2024. The fair value of these market-based RSUs is being recognized through February 2028. For the year ended December 31, 2024 and 2023, the Company recognized $1.6 million and $0.7 million, respectively, of share-based compensation expense related to the market-based RSUs.

Separate from the market-based RSUs described above, the Company granted 421,300 and 367,000 of performance-contingent RSUs (“PSUs”) for the year ended December 31, 2024 and 2023, respectively. The PSUs have a remaining fair value of $3.4 million as of December 31, 2024. The fair value of these PSUs is being recognized through February 2027. For the year ended December 31, 2024 and 2023, the Company recognized $0.2 million and $0.4 million, respectively, of share-based compensation expense related to the PSUs.

Share-Based Compensation Expense

Share-based compensation expense included in the consolidated statements of operations was recognized as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Research and development	$5,104	$8,048
Selling, general and administrative	16,289	16,966
Restructuring and related expenses	—	357
Total share-based compensation expense	$21,393	$25,371

Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Options	$2,060	$2,294
RSUs	16,746	21,817
Performance RSUs	1,848	1,087
ESPP	739	173
Total share-based compensation expense	$21,393	$25,371

As of December 31, 2024, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

	Unrecognized	Weighted‑Average
	Compensation	Amortization Period
(In thousands, except amortization period)	Cost	(Years)
Options	$1,414	1.03
RSUs	22,666	2.19
Performance RSUs (1)	1,671	1.37
Total	$25,751
(1)	Represents unrecognized share-based compensation cost associated with the Company’s market-based and performance-contingent awards described above that are probable of vesting.

Compensation Awards

The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the year ended December 31, 2024:

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Aggregate
	Subject to	Contractual	Outstanding Options	Intrinsic Value
	Outstanding Options	Term (Years)	(in dollars)	(in thousands)
Outstanding at December 31, 2023	2,305,876		$18.65
Granted	165,032		9.49
Exercised	—		—
Forfeited	(574,000)		26.32
Outstanding at December 31, 2024	1,896,908	6.01	15.53	$—
Exercisable at December 31, 2024		5.70		—
Vested and expected to vest at December 31, 2024		6.01		—

The following table summarizes additional information for options under the 2013 EIP and 2014 NEEIP.

	2024	2023
Weighted average fair value of options	$5.29	$5.74

The following table summarizes total RSU activity (including market-based and performance-contingent RSUs) for the year ended December 31, 2024:

Number of Shares
Subject to
Outstanding RSUs
Outstanding at December 31, 2023	3,995,750
Granted	2,110,447
Released	(1,640,526)
Forfeited	(510,184)
Outstanding at December 31, 2024	3,955,487

The total estimated fair value of RSUs vested was $14.9 million and $17.3 million in 2024 and 2023, respectively.

Valuation Assumptions

The range of assumptions used to estimate the fair value of options granted and rights granted under the 2013 ESPP was as follows:

	Year Ended December 31,
	2024	2023
Options
Risk-free interest rate	4.47%	3.46% - 4.18%
Expected term (in years)	6.4	5.3 - 6.5
Volatility	52%	53% - 55%
Dividend yield	—	—
Weighted-average estimated fair value	$5.29	$5.74
2013 ESPP
Risk-free interest rate	4.78% - 5.41%	4.06% - 5.39%
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Volatility	35% - 39%	32% - 58%
Dividend yield	—	—
Weighted-average estimated fair value	$3.11	$3.46

12. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for eligible employees. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company makes matching contributions equal to 100% of the employee’s contribution up to $5,000 of their annual compensation. For the year ended December 31, 2024 and 2023, the Company recognized $0.4 million and $0.5 million, respectively, in compensation expense associated with its contributions to the 401(k) retirement plan.

13. Income Taxes

Theravance Biopharma was incorporated in the Cayman Islands in July 2013 under the name Theravance Biopharma, Inc. as a wholly-owned subsidiary of Innoviva, Inc. and began operations subsequent to a spin-off with wholly-owned subsidiaries in the Cayman Islands, US, United Kingdom, and Ireland. Effective July 1, 2015, Theravance Biopharma became an Irish tax resident, therefore, the loss before income taxes of Theravance Biopharma, the parent company, were included in Ireland in the tables below.

The components of the loss before income taxes from operations were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Loss before provision for income taxes:
United States	$2,014	$1,151
Ireland	(46,628)	(50,420)
Total	$(44,614)	$(49,269)

The components of provision for income tax expense from operations were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Provision for income tax expense:
Current:
United States	$(19,375)	$(2,881)
Ireland	(2)	—
United Kingdom	—	164
Subtotal	(19,377)	(2,717)
Deferred:
United States	7,573	(3,207)
Subtotal	7,573	(3,207)
Total	$(11,804)	$(5,924)
Effective tax rate	26.46%	12.02%

The provision for income tax expense was $11.8 million and $5.9 million for the year ended December 31, 2024 and 2023, respectively. The income tax expense for the year ended December 31, 2024 was primarily attributed to the Company’s uncertain tax positions, including interest on historical positions, offset by the realization of tax credits.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2024, there were no undistributed earnings.

As a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The differences between the Irish statutory income tax rate for non-trading income and the Company’s effective tax rates from operations were as follows:

	Year Ended December 31,
	2024	2023
Provision at statutory income tax rate	25.00%	25.00%
Foreign rate differential	(8.08)	(8.28)
Share-based compensation	(6.15)	(3.00)
Non-deductible executive compensation	(3.28)	(4.45)
Uncertain tax positions	(21.19)	(7.31)
Research and development tax credit carryforwards	4.07	3.34
Change in valuation allowance	(12.76)	(16.00)
Other	(4.07)	(1.32)
Effective tax rate	(26.46)%	(12.02)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$154,476	$153,225
Capital loss carryforwards	20,094	21,482
Research and development tax credit carryforwards	16,211	16,910
Fixed assets and intangibles	235,265	235,381
Share-based compensation	3,402	3,431
Accruals	1,674	1,186
Operating lease liabilities	11,296	10,946
Prepaid assets	—	(248)
Other	9,170	4,982
Subtotal	451,588	447,295
Valuation allowance	(435,543)	(429,850)
Total deferred tax assets	16,045	17,445

Deferred tax liabilities:
Operating lease assets	(7,814)	(8,076)
Future contingent milestone and royalty assets	(5,533)	(14,512)
Prepaid assets	(268)	—
Total deferred tax liabilities	(13,615)	(22,588)
Net deferred tax assets (liabilities)	$2,430	$(5,143)

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the year ended December 31, 2022, the Company concluded that the valuation allowance related to its US federal assets was no longer needed primarily due to the gain and forecasted future taxable income from the TRC Transaction, and as a result, the Company released its valuation allowance against deferred tax assets for US federal tax purposes in 2022 as it was more like than not able to fully utilize such attributes. As of December 31, 2024, the Company continues to maintain its position that a valuation allowance against deferred tax assets for US federal tax purposes is not needed, as it is more like than not able to fully utilize such attributes. As of December 31, 2024, the Company continues to maintain a full valuation allowance in other jurisdictions.

The valuation allowance increased from $429.9 million, as of December 31, 2023, to $435.5 million as of December 31, 2024, primarily as a result of activity in the foreign deferred tax assets, as well as the state deferred tax assets during 2024. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the deferred tax assets are recoverable. As required, the Company prepares its assessment of the realizability of deferred tax assets on a jurisdiction-by jurisdiction basis.

As of December 31, 2024, the Company has utilized all available US federal net operating loss carryforwards and federal general business credit carryforwards. As of December 31, 2024, the Company had state net operating loss carryforwards of $98.9 million which generally begin to expire in 2035 and state research and development credit carryforwards of $25.7 million to be carried forward indefinitely.

As of December 31, 2024, the Company had Irish net operating loss carryforwards of $1.17 billion and capital loss carryforwards of $60.9 million, both of which can be carried forward indefinitely. The Company has additional Irish tax attributes of $1.19 billion which primarily consist of unused capital allowances. Net operating losses and capital allowances can be used to offset future income from Irish entities and income related to intellectual property.

Utilization of federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2022	$75,999
Gross decrease in tax positions for prior years	(632)
Gross increase in tax positions for current year	4,103
Unrecognized tax benefits as of December 31, 2023	79,470
Gross increase in tax positions for prior years	97
Gross increase in tax positions for current year	4,091
Unrecognized tax benefits as of December 31, 2024	$83,658

The total unrecognized tax benefits of $83.7 million and $79.5 million, as of December 31, 2024 and December 31, 2023, respectively, may impact the effective tax rate in the period of recognition. As of December 31, 2024, the Company does not believe that it is reasonably possible that its unrecognized tax benefit will significantly increase or decrease in the next twelve months. The Company is not currently under Internal Revenue Service (“IRS”) examination.

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

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The amount of tax expense related to interest or penalties was $5.6 million for the year ended December 31, 2024 and $0.6 million for the year ended December 31, 2023. The Company will continue to accrue interest on the respective uncertain tax positions in accordance with applicable rules.

The Company’s $75.2 million liability for unrecognized tax benefits, as of December 31, 2024, can be relieved only if (i) the contingency becomes legally extinguished through either payment to the taxing authority or expiration of the statute of limitations; (ii) the recognition of the benefits associated with the position meets the more likely than not threshold; or (iii) the liability becomes effectively settled through the examination process. The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in its income tax expense (benefit) calculation.

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

14. Completion of Capital Return Program

In January 2024, the Company completed its capital return program. Since the initiation of the capital return program in September 2022 and through its completion in January 2024, the Company repurchased a total of 31.41 million of its shares at a weighted average price of $10.354 per share for an approximate aggregate cost of $325.3 million, excluding fees and expenses.

The table below summarizes the share repurchases under the Company’s open market repurchase plan for the following periods:

	Year Ended December 31,
(In thousands, except per share amounts)	2024	2023
Shares repurchased	38	18,634
Amount repurchased (excluding fees and expenses)	$444	$196,608
Weighted average cost per share (excluding fees and expenses)	$11.551	$10.551

15. 2023 Strategic Actions

In February 2023, the Company announced new strategic actions (the “2023 Strategic Actions”) that included the discontinuation of its research activities, including the inhaled Janus kinase (JAK) inhibitor program, resulting in a 17% reduction in headcount in March 2023. In order to support the timely progression of the ampreloxetine Phase 3 study (CYPRESS) and the completed of the YUPELRI Peak Inspiratory Flow Rate (PIFR-2) Phase 4 study, the Company prioritized its R&D resource allocation to these two programs.

As a result of the Company’s discontinued investment in research activities, the Company incurred restructuring and related expenses of $2.7 million for the year ended December 31, 2023, primarily related to R&D expenses. Of the total $2.7 million incurred for the year ended December 31, 2023, cash-related expenses were $1.2 million and non-cash expenses were $1.5 million which was primarily related to the loss on the sale of R&D laboratory equipment and the modification of equity-based awards for employees affected by the reduction in headcount. The R&D laboratory equipment sold had a carrying value of $2.7 million, and the sale generated net cash proceeds of $1.5 million. The Company did not incur any additional restructuring and related expenses for the year ended December 31, 2024.

16. Commitments and Contingencies

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

Indemnifications

The Company indemnifies its directors and officers for certain events or occurrences, subject to certain limits, that may arise by reason of their status or service as directors or officers to the extent permissible under applicable law. The Company maintains director and officer liability insurance policies that may limit its exposure. Assuming the applicability of insurance coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these indemnification obligations as of either December 31, 2024 or 2023. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and it is possible that the Company may incur substantial liabilities in the future resulting from these indemnification obligations.

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses it potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of December 31, 2024, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

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

As of February 28, 2025, the Company has settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

A further method of treatment patent, with an expiration date of August 2039, was granted on July 30, 2024 and was listed in the Orange Book. The Company filed an additional patent infringement suit in the U.S. District Court for the District of New Jersey during August 2024 against the three remaining generic companies. This suit has been consolidated with the action described above.

17. Subsequent Events

New Sublease Agreement

The Company entered a non-cancelable agreement commencing on January 3, 2025 (“January 2025 Sublease”), under which it subleased approximately 12,000 square feet of its South San Francisco office and laboratory space to an unaffiliated company. The sublease period is for two years with an option to extend for one additional year. Under the terms of the January 2025 Sublease, the Company is entitled to receive an initial monthly base rent of approximately $67,000 with a 3.5% increase after the first year. The Company will recognize approximately $1.5 million in total sublease income over the two-year sublease term. Sublease income is recognized as a reduction to the Company’s facilities expense which is then allocated to selling, general and administrative expenses and R&D expenses in the consolidated statements of operations.

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2024 and 2023. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2024
Total revenue	$14,503	$14,256	$16,868	$18,754
Total expenses	25,710	29,961	27,705	27,954
Loss from operations	(11,207)	(15,705)	(10,837)	(9,200)
Net loss	(11,664)	(16,529)	(12,698)	(15,527)
Net loss - basis and diluted per share	$(0.24)	$(0.34)	$(0.26)	$(0.31)

2023
Total revenue	$10,417	$13,749	$15,693	$17,565
Total expenses	35,329	29,872	24,453	23,805
Loss from operations	(24,912)	(16,123)	(8,760)	(6,240)
Net loss	(22,088)	(15,645)	(8,950)	(8,510)
Net loss - basis and diluted per share	$(0.35)	(0.28)	(0.17)	(0.17)

Share of Total YUPELRI Net Sales (1)
	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2024	$19,329	$19,085	$21,766	$23,339
2023	$16,434	$19,263	$20,414	$21,225

(1)	The Company co-promotes YUPELRI in the US under a profit and loss sharing arrangement with Viatris (65% to Viatris; 35% to Theravance Biopharma). The amounts represent the Company’s implied 35% share of the total net sales of YUPELRI that were recognized within Viatris’ financial statements for the periods presented.