Form 10-Q
period 2025-03-31
Theravance Biopharma, Inc.
filed 2025-05-12
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the number of the registrant’s outstanding ordinary shares was 50,001,332.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$110,614	$37,797
Short-term marketable securities	20,241	50,553
Receivables from collaborative arrangements	15,353	18,440
Receivables from milestones and royalty assets	—	50,000
Other prepaid and current assets	4,056	4,277
Total current assets	150,264	161,067
Property and equipment, net	7,028	7,418
Operating lease assets	27,430	28,354
Future contingent milestone and royalty assets	144,200	144,200
Restricted cash	836	836
Other assets	13,824	12,286
Total assets	$343,582	$354,161

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,408	$2,242
Accrued personnel-related expenses	5,386	7,019
Accrued clinical and development expenses	2,457	1,058
Accrued general and administrative expenses	2,520	2,987
Operating lease liabilities	10,807	10,712
Income tax payable	5,853	5,853
Other accrued liabilities	2,071	2,214
Total current liabilities	31,502	32,085
Long-term operating lease liabilities	37,349	39,108
Future royalty payment contingency	30,977	30,334
Unrecognized tax benefits	76,484	75,199
Other long-term liabilities	1,287	1,890
Commitments and contingencies (Note 10)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 50,001 and 49,471 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	1,145,083	1,141,060
Accumulated other comprehensive income	—	7
Accumulated deficit	(979,101)	(965,522)
Total shareholders’ equity	165,983	175,545
Total liabilities and shareholders’ equity	$343,582	$354,161

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Revenues:
Viatris collaboration agreement	$15,388	$14,503
Total revenues	15,388	14,503

Expenses:
Research and development (1)	11,452	8,968
Selling, general and administrative (1)	18,370	16,742
Total expenses	29,822	25,710

Loss from operations	(14,434)	(11,207)
Interest expense (non-cash)	(643)	(629)
Interest and other income, net	939	1,434
Loss before income taxes	(14,138)	(10,402)
Provision for income tax benefit (expense)	559	(1,262)
Net loss	$(13,579)	$(11,664)

Net unrealized gain (loss) on available-for-sale investments	(7)	24
Total comprehensive loss	$(13,586)	$(11,640)

Net loss per share:
Basic and diluted net loss per share	$(0.27)	$(0.24)

Shares used to compute basic and diluted net loss per share	49,706	48,283
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Research and development	$1,070	$1,465
Selling, general and administrative	3,807	3,764
Total share-based compensation expense	$4,877	$5,229

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545
Proceeds from the sale of ordinary shares	2	—	20	—	—	20
Employee share-based compensation expense	—	—	4,877	—	—	4,877
Issuance of restricted shares	619	1	—	—	—	1
Repurchase of shares to satisfy tax withholding	(91)	—	(874)	—	—	(874)
Net unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(13,579)	(13,579)
Balances at March 31, 2025	50,001	$1	$1,145,083	$—	$(979,101)	$165,983

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Employee share-based compensation expense	—	—	5,229	—	—	5,229
Issuance of restricted shares	658	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(145)	—	(1,271)	—	—	(1,271)
Net unrealized gain on marketable securities	—	—	—	24	—	24
Net loss	—	—	—	—	(11,664)	(11,664)
Balances at March 31, 2024	48,566	$—	$1,125,677	$(41)	$(920,768)	$204,868

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net loss	$(13,579)	$(11,664)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	413	432
Amortization and accretion on investment securities, net	(327)	(354)
Future royalty payment contingency interest accretion	643	629
Share-based compensation	4,877	5,229
Amortization of right-of-use assets	966	1,101
Deferred income taxes	(1,852)	(513)
Other	(39)	—
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	3,087	2,810
Receivables from milestones and royalty assets	50,000	—
Prepaid clinical and development services	73	(48)
Other prepaid and current assets	148	4,034
Right-of-use lease assets	(42)	(178)
Other assets	330	148
Accounts payable	166	184
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(1,514)	(3,396)
Operating lease liabilities	(1,664)	(1,256)
Unrecognized tax benefits	1,285	1,781
Other long-term liabilities	68	39
Net cash provided by (used in) operating activities	43,039	(1,022)

Investing activities
Purchases of property and equipment	—	(91)
Purchases of marketable securities	(1,968)	(26,902)
Maturities of marketable securities	32,600	44,021
Net cash provided by investing activities	30,632	17,028

Financing activities
Ordinary share repurchases	—	(445)
Proceeds from the sale of ordinary shares	20	—
Repurchase of shares to satisfy tax withholding	(874)	(1,271)
Net cash used in financing activities	(854)	(1,716)

Net increase in cash, cash equivalents, and restricted cash	72,817	14,290
Cash, cash equivalents, and restricted cash at beginning of period	38,633	40,381
Cash, cash equivalents, and restricted cash at end of period	$111,450	$54,671

Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$4	$(9)

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2024 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025.

The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

There have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2024.

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

2. Net Loss per Share and Anti-dilutive Securities

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares. The Company’s potential ordinary shares include outstanding options to purchase ordinary shares and restricted share units (“RSUs”), including market-based and performance-contingent awards. See “Note 8. Share-Based Compensation” for information related to outstanding options and RSUs as of March 31, 2025 and 2024.

In accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the three months ended March 31, 2025 and 2024, the Company recognized net losses. As a result, the potential ordinary shares as described above were not included in the computation of diluted net loss per share, as presented below, due to their anti-dilutive effects.

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net loss	$(13,579)	$(11,664)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	49,706	48,283
Net loss per share - basic and diluted	$(0.27)	$(0.24)

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

As of March 31, 2025, the Company is eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding China and adjacent territories) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential development and sales milestones up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in China and adjacent territories with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $37.5 million relates to sales milestones based on achieving certain levels of net sales and $7.5 million relates to regulatory approval in China.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2025	2024
Viatris collaboration agreement – Amounts receivable from Viatris	$15,388	$14,503

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Three Months Ended March 31,
(In thousands)	2025	2024
YUPELRI net sales (Theravance Biopharma implied 35%)	$20,420	$19,329

4. Segment Information

The Company operates in a single segment, which is the development and commercialization of human therapeutics. The Company has determined that its chief executive officer is the Chief Operating Decision Maker (“CODM”). When evaluating the Company’s financial performance, the CODM reviews total revenues and total expenses and makes financial decisions using this information on a consolidated net income (loss) basis. The measure of segment assets is the Company’s total assets which is reported on the condensed consolidated balance sheets. The Company’s segment revenue and long-lived assets are primarily generated and maintained in the US.

The following table summarizes significant segment expenses:

	Three Months Ended March 31,
(In thousands)	2025	2024
Total revenue	$15,388	$14,503

Employee-related (Research and development) [1]	3,931	3,305
External-related (Research and development)	5,565	3,377
Facilities and other allocated expenses (Research and development)	886	821
Supporting general and administration functions [1]	7,258	6,921
Sales and marketing, and medical affairs [1]	7,305	6,057
Share-based compensation	4,877	5,229
Total operating expenses	29,822	25,710
Loss from operations	(14,434)	(11,207)
Interest expense (non-cash)	(643)	(629)
Interest and other income, net	939	1,434
Provision for income tax benefit (expense)	559	(1,262)
Net loss	$(13,579)	$(11,664)

1 Excludes share-based compensation

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2025	2024
Cash and cash equivalents	$110,614	$53,835
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$111,450	$54,671

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The increase in cash and cash equivalents, as of March 31, 2025, compared to the prior year comparable period was primarily due to a $50.0 million milestone payment from Royalty Pharma Investments, received in February 2025, associated with the achievement of certain minimum royalty payments related to 2024 TRELEGY global net sales.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency losses were immaterial for the three months ended March 31, 2025 and 2024, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		March 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$11,947	$1	$—	$11,948
Corporate notes	Level 2	2,345	—	—	2,345
Commercial paper	Level 2	5,949	—	(1)	5,948
Marketable securities		20,241	1	(1)	20,241
Money market funds	Level 1	104,220	—	—	104,220
Total		$124,461	$1	$(1)	$124,461

		December 31, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$17,306	$8	$—	$17,314
Corporate notes	Level 2	5,431	1	(1)	5,431
Commercial paper	Level 2	35,285	1	(2)	35,284
Marketable securities		58,022	10	(3)	58,029
Money market funds	Level 1	550	—	—	550
Total		$58,572	$10	$(3)	$58,579

As of March 31, 2025, all of the Company’s available-for-sale securities had contractual maturities within three months, and the weighted-average maturity of marketable securities was less than one month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three months ended March 31, 2025.

Available-for-sale debt securities with unrealized losses as of March 31, 2025 are summarized below:

March 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$4,958	$(1)	$—	$—	$4,958	$(1)

Available-for-sale debt securities with unrealized losses as of December 31, 2024 are summarized below:

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$4,114	$(1)	$—	$—	$4,114	$(1)
Commercial paper	18,883	(2)	—	—	18,883	(2)
Total	$22,997	$(3)	$—	$—	$22,997	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of March 31, 2025, and there were no individual securities that were in a significant unrealized loss position as of March 31, 2025.

For the three months ended March 31, 2025 and 2024, the Company did not sell any marketable securities.

Contingent Consideration Asset

The Company recognized future contingent milestone and royalty assets related to the sale of its equity interests in Theravance Respiratory Company, LLC (“TRC”) to Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), in July 2022 (the “TRC Transaction”). The future contingent milestone and royalty assets represents the fair value of potential future milestone payments and royalties (collectively, “Contingent Consideration”) related to worldwide net sales of GSK plc’s (“GSK”) TRELEGY® ELLIPTA (“TRELEGY”) as described below.

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year ending December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to the Company, which are not to exceed $250.0 million in aggregate (the “Milestone Payments”). Additionally, the Company will receive from Royalty Pharma 85% of the royalty payments on TRELEGY payable (a) for sales or other activities occurring on and after January 1, 2031 related to TRELEGY in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US (the “Royalties”).

The Contingent Consideration was initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration.

The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net sales which is considered a Level 3 fair value input. In July 2022, the Company estimated the fair value of the Contingent Consideration to be $194.2 million which was presented on the consolidated balance sheets as “Future contingent milestone and royalty assets”, and the discount rate utilized in the valuation model was 7.83%. While the $194.2 million was comprised of two components: (i) Milestone Payments and (ii) Royalties, the Company accounted for the Contingent Consideration as a combined single unit of account. As a result, the Company will not recognize any income associated with any potential future Contingent Consideration payments until the cumulative payments received exceed the original $194.2 million fair value.

In February 2025, the Company received a $50.0 million milestone payment from Royalty Pharma, which was the maximum that the Company could have received, upon achieving certain TRELEGY global net sales thresholds that were met related to 2024 TRELEGY global net sales. As of March 31, 2025, the remaining aggregate Milestone Payments available to the Company totaled $150.0 million, and the Company is still eligible to receive future Royalties.

As of March 31, 2025, the Contingent Consideration had a carrying value of $144.2 million and is presented on the condensed consolidated balance sheets as “Future contingent milestone and royalty assets”. The Company reassesses the carrying value of the Contingent Consideration when (i) indicators of impairment are identified or (ii) when Milestone Payments and Royalties are received. The Company determined that no indicators of impairment were present as of March 31, 2025.

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

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 8.3% as of March 31, 2025.

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

Changes to the contingent liability were as follows for the three months ended March 31, 2025:

(In thousands)
Balance at December 31, 2024	$30,334
Non-cash interest expense accretion	643
Balance at March 31, 2025	$30,977

Contract Derivative

On December 27, 2024, the Company purchased a contract derivative to manage its exposure to financial risk and to mitigate potential tax liability. The Company determined that the contract derivative met the definition of a derivative under ASC Topic 815, Derivatives and Hedging.

The contract derivative is measured at fair value using the discounted cash flow method and includes unobservable inputs derived from management’s estimates and assumptions. Management’s estimates and assumptions are based in part on external data and internal data and involve a significant degree of judgment. The primary unobservable inputs, classified as Level 3 under the fair value hierarchy, include the remote possibility of a future payout of taxes. The discount rate utilized in the fair value model was 5.5%, as of December 27, 2024.

The contract derivative was recognized within non-current other assets on the condensed consolidated balance sheets and changes to the contract derivative fair value were as follows for the three months ended March 31, 2025:

(In thousands)
Balance at December 31, 2024	$2,292
Unrealized gain	38
Balance at March 31, 2025	$2,330

For the three months ended March 31, 2025, the increase in the contract derivative’s fair value was driven by a decrease in the estimated discount rate to 5.3% as of March 31, 2025, and the unrealized gain was recognized within interest and other income, net on the condensed consolidated statements of operations.

7. Subleases

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

As of March 31, 2025, the Company has subleased approximately 130,000 square feet of a total 162,000 square feet of its South San Francisco office and laboratory space to four unaffiliated companies. The Company’s sublease income is recognized as a reduction to rent expense within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company’s sublease income from its subleases is summarized below:

	Three Months Ended March 31,
(In thousands)	2025	2024
Sublease income	$2,304	$2,090

8. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense included in the condensed consolidated statements of operations was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024
Research and development	$1,070	$1,465
Selling, general and administrative	3,807	3,764
Total share-based compensation expense	$4,877	$5,229

Share-Based Compensation Award Activity

The following table summarizes option activity under the 2013 EIP for the three months ended March 31, 2025:

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of
	Subject to	Contractual	Outstanding Options
	Outstanding Options	Term (Years)	(in dollars)
Outstanding at December 31, 2024	1,896,908		$15.53
Granted	—		—
Exercised	—		—
Forfeited	—		—
Outstanding at March 31, 2025	1,896,908	5.77	15.53
Vested and expected to vest at March 31, 2025		5.77
Exercisable at March 31, 2025		5.58

The following table summarizes total RSU activity (including market-based and performance-contingent RSUs) for the three months ended March 31, 2025:

Number of Shares
Subject to
Outstanding RSUs
Outstanding at December 31, 2024	3,955,487
Granted	1,311,088
Released	(619,026)
Forfeited	(163,160)
Outstanding at March 31, 2025	4,484,389

9. Income Taxes

For the three months ended March 31, 2025, the Company recognized an income tax benefit of $0.6 million which was primarily due to forecasted pre-tax losses.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for US federal tax purposes stemming from the effects of the TRC transaction. As of March 31, 2025, the Company does not believe a valuation allowance against its deferred tax assets should be re-established to offset its deferred tax assets for US federal tax purposes. As of March 31, 2025, the Company continues to maintain a full valuation allowance in certain states, including California, and other jurisdictions.

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

10. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of March 31, 2025, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

Litigation – Patent Infringement

During January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in the FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the United States District Court for the District of New Jersey, the U.S. District Court for the District of Delaware, and the U.S. District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe the Company’s patents. As a result of this lawsuit, a stay of approval through May 2026 has been imposed by the FDA on the generic companies’ ANDAs pending any adverse court decision. Additional patents covering YUPELRI, granted on July 4, 2023 and January 2, 2024, were subsequently listed in FDA’s Orange Book. The Company filed additional patent infringement suits in the U.S. District Court for the District of New Jersey during August 2023 and January 2024. These suits have been consolidated with the above action. Further, the original complaint was amended during December 2023 to include certain patents not listed in the Orange Book.

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

As of April 30, 2025, the Company has settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

Further method of treatment patents, with expiration dates of August 2039, were granted on July 30, 2024 and April 29, 2025 and were listed in the Orange Book. The Company filed an additional patent infringement suit in the U.S. District Court for the District of New Jersey during August 2024 and May 2025 against the three remaining generic companies. The first of these suits has been consolidated with the action described above.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties, and assumptions. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations, and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2024. Our forward-looking statements in this report are based on current expectations, and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

We co-developed YUPELRI with our collaboration partner, Viatris Inc. (“Viatris”). Under the terms of the Viatris Development and Commercialization Agreement (the “Viatris Agreement”), we led the US Phase 3 development program for YUPELRI in COPD, and Viatris was responsible for reimbursement of our costs related to the registrational program up until the approval of the first new drug application, after which costs were shared. YUPELRI was approved by the FDA for the maintenance treatment of patients with COPD in November 2018. In the US, Viatris is leading the commercialization of YUPELRI, and we co-promote the product under a profit and loss sharing arrangement (65% to Viatris; 35% to us). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay us a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. We retain worldwide rights to revefenacin delivered through other dosage forms, such as a MDI/DPI.

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

Under the terms of the Viatris Agreement, as amended, as of March 31, 2025, we were eligible to receive from Viatris potential global development, regulatory and sales milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

As of March 31, 2025, we were also eligible to receive additional potential development and sales milestones of up to $52.5 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $45.0 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. Of the $45.0 million associated with monotherapy, $7.5 million relates to regulatory approval in the China Region and $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$58,344	$55,226	$3,118	6%
YUPELRI net sales (Theravance Biopharma implied 35%)	20,420	19,329	1,091	6

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to a New Drug Application (“NDA”) filing with one additional Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. This Phase 3 study was initiated in the first quarter of 2023, and we currently anticipate that the final patient will be enrolled in the open label period of the study by late summer 2025, and we expect that top-line data will be available approximately six months thereafter. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

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

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year ending December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payments(s)”). In February 2025, we were informed by Royalty Pharma that the 2024 minimum royalty amount for TRELEGY was achieved based on $3.46 billion of 2024 TRELEGY global net sales, and we received the maximum $50.0 million Milestone Payment from Royalty Pharma in February 2025.

As of March 31, 2025, a total of $150.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $260.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.06 billion or (ii) $50.0 million if Royalty Pharma receives $295.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.41 billion. Achievement of the $25.0 million or $50.0 milestone in 2025 would require no increase in global net sales over 2024 as the $3.46 billion of global net sales reached in 2024 would exceed the global net sales required to achieve the larger $50.0 million Milestone Payment for 2025.

With respect to 2026 TRELEGY global net sales, we are eligible to receive either (i) $50.0 million if Royalty Pharma receives $270.0 million or more in royalty payments from GSK, which we would expect to occur in the event TRELEGY global net sales are approximately $3.16 billion or (ii) $100.0 million if Royalty Pharma receives $305.0 million or more in royalty payments from GSK, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.51 billion.

Total 2024 TRELEGY global net sales represented a 26% increase compared to 2023, and TRELEGY is currently expected to generate global peak sales of approximately $4.1 billion in 2026 according to consensus estimates. TRELEGY global net sales for the three months ended March 31, 2025 were $854 million which represented a 14% year-over-year growth.

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

The following information regarding the TRELEGY program is based solely upon publicly available information and may not reflect the most recent developments under the program.

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

We believe that the accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 are essential to understanding our operating results and financial condition, as these policies and estimates relate to the more significant areas involving management’s judgments. There have been no material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$58,344	$55,226	$3,118	6%
YUPELRI net sales (Theravance Biopharma implied 35%)	20,420	19,329	1,091	6

Our recognized revenue, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Viatris collaboration agreement	$15,388	$14,503	$885	6%
Total revenues	$15,388	$14,503	$885	6%

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

For the three months ended March 31, 2025, we recognized $15.4 million in revenue from the Viatris collaboration agreement which represented an increase of 6% compared to the prior year period. The increase was primarily driven by an increase in YUPELRI net sales. During the first quarter of 2025, customer demand increased by 5% and increased doses pulled through the hospital channel by 48% compared to the prior year comparable period.

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

4)	Facilities and other allocated expenses, such as general and administrative support functions, office rent, software subscriptions, and insurance.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable period:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Employee-related	$3,931	$3,305	$626	19%
Share-based compensation	1,070	1,465	(395)	(27)
External-related	5,565	3,377	2,188	65
Facilities and other allocated expenses	886	821	65	8
Total research & development	$11,452	$8,968	$2,484	28%

R&D expenses increased by $2.5 million for the three months ended March 31, 2025 compared to the prior year period. The $2.5 million increase was primarily attributed to a $2.2 million increase in external-related expenses. The increase in external-related expenses was primarily driven by the continued progression of the ampreloxetine Phase 3 clinical study (CYPRESS) for MSA patients with symptomatic nOH and incremental New Drug Application (“NDA”) and regulatory-related activities associated with ampreloxetine.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Selling, general and administrative	$18,370	$16,742	$1,628	10%

Total SG&A expenses were $18.4 million for the three months ended March 31, 2025. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $14.6 million for the first quarter of 2025 and were comprised of $7.3 million of general and administrative (“G&A”) expenses and $7.3 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) were $13.0 million for the first quarter of 2024 and were comprised of $6.9 million of G&A expenses and $6.1 million of SM&M expenses.

First quarter of 2025 G&A expenses (excluding SBC) increased by $0.3 million compared to the prior year comparable period and was primarily due to incremental costs to support our ongoing strategic review process that was announced in November 2024. SM&M expenses (excluding SBC) increased by $1.2 million in the first quarter of 2025 compared to the prior year comparable period and was primarily due to pre-launch medical affairs and commercialization expenses associated with ampreloxetine.

Total SBC related to SG&A expenses was $3.8 million and for each of the three months ended March 31, 2025 and 2024.

Interest Expense

Interest expense, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Ampreloxetine royalty contingency (non-cash)	$(643)	$(629)	$(14)	2%

Interest expense was $0.6 million for the three months ended March 31, 2025 and represented non-cash interest expense associated with the $25.0 million received from Royalty Pharma in July 2022 to partially fund the CYPRESS study. We do not anticipate having any cash interest expense in the foreseeable future.

Interest and Other Income, net

Interest and other income, net, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Interest and other income, net	$939	$1,434	$(495)	(35)%

Interest and other income, net, decreased by $0.5 million for the three months ended March 31, 2025 compared to the prior year comparable period and was primarily due to a reversal of an accounting-related reserve in the prior year period.

Provision for Income Tax Benefit (Expense)

The provision for income tax benefit (expense), as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2025	2024	$	%
Provision for income tax benefit (expense)	$559	$(1,262)	$1,821	(144)%

For the three months ended March 31, 2025, we recognized an income tax benefit of $0.6 million which was primarily attributed to forecasted pre-tax losses. For the prior year comparable period, the $1.3 million income tax expense was primarily related to uncertain tax positions, as well as interest expense on our uncertain tax position liability which we began to accrue in the fourth quarter of 2023.

Liquidity and Capital Resources

As of March 31, 2025, we had approximately $130.9 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

In February 2025, we received a $50.0 million milestone from Royalty Pharma, which was the maximum that we could have received related to 2024 TRELEGY global net sales.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, expenses being higher than anticipated, the sales levels of YUPERLI, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities, including tax, litigation matters, and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of our condensed consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,
(In thousands)	2025	2024	Change
Net cash provided by (used in) operating activities	$43,039	$(1,022)	$44,061
Net cash provided by investing activities	30,632	17,028	13,604
Net cash used in financing activities	(854)	(1,716)	862

Net cash flows provided by (used in) operating activities

Net cash provided by operating activities was $43.0 million for the three months ended March 31, 2025, consisting of a net loss of $13.6 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $4.7 million and a net increase in cash resulting from changes in operating assets and liabilities of $51.9 million. The net increase in cash resulting from changes in operating assets and liabilities included the $50.0 million milestone payment from Royalty Pharma as noted above.

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

Net cash flows provided by investing activities

Net cash provided by investing activities was $30.6 million for the three months ended March 31, 2025, consisting of cash inflows from the net purchase and maturities of marketable securities.

Net cash provided by investing activities was $17.0 million for the three months ended March 31, 2024, consisting of cash inflows from the net purchase and maturities of marketable securities of $17.1 million and cash outflows from the net purchase and sale of property and equipment of $0.1 million.

Net cash flows used in financing activities

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2025, consisting primarily of $0.9 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $1.7 million for the three months ended March 31, 2024, consisting of $0.4 million of cash outflows related to the repurchase of ordinary shares as part of completion of our capital return program and $1.3 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2025. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Theravance Biopharma have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of April 30, 2025, we have settled all litigation with Accord Healthcare, Inc.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the U.S. on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the three remaining generic companies, along with certain affiliates, remains pending.

Further method of treatment patents, with expiration dates of August 2039, were granted on July 30, 2024 and April 29, 2025 and were listed in the Orange Book. We filed additional patent infringement suits in the U.S. District Court for the District of New Jersey during August 2024 and May 2025 against the three remaining generic companies. The first of these suits has been consolidated with the action described above.

Please also see “Item 1, Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug development and commercialization efforts” of this Quarterly Report on Form 10-Q.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in pharmaceutical discovery and development since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three months ended March 31, 2025, we recognized net losses of $13.6 million, and for the year ended December 31, 2024, we recognized net loss of $56.4 million. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $979.1 million as of March 31, 2025. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing through later stage clinical studies without a partner and which we are preparing to potentially commercialize. In addition, we may invest strategically in efforts to continue to support our business. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales, marketing, and medical affairs expenditures may increase in 2025 as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

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

Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. As our clinical studies for one of our prior product candidates suggested that our product candidate was not efficacious in the indications we were investigating, we chose to cease development of this product candidate. In addition, our product candidate may have undesirable side effects or other unexpected characteristics that could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, we received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of April 30, 2025, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. Based on publicly available information, we are not aware of any other paragraph IV notifications with respect to other products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

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

Accordingly, our Ongoing Economic Interest involves a number of risks and uncertainties, including:

●	GSK’s ability to have an adequate supply of TRELEGY product;

●	ongoing compliance by GSK or its suppliers with the FDA’s current Good Manufacturing Practice;

●	compliance with other applicable FDA and other regulatory requirements in the US or other foreign jurisdictions, including those described elsewhere in this report;

●	competition, whether from current competitors, generics, or new products developed by others in the future;

●	claims relating to intellectual property;

●	any future disruptions in GSK’s business which would affect its ability to commercialize TRELEGY;

●	the ability of TRELEGY to achieve wider acceptance among physicians, patients, third-party payors, or the medical community in general;

●	global economic conditions; and

●	any of the other risks relating to commercialization of TRELEGY.

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

Our operations also depend upon favorable trade relations between the US and those foreign countries, including China, in which our materials suppliers have operations. A protectionist trade environment in either the US or those foreign countries in which we do business, such as a change in the current tariff structures, including any tariffs imposed by the current US administration and any reciprocal tariffs in response thereto, export compliance or other trade policies, may materially and adversely affect our operations. For example, the current US administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and has imposed tariffs or other restrictions on products, components or raw materials sourced from those countries. Moreover, these new tariffs, or other changes in US trade policy, have triggered and may in the future trigger retaliatory actions by affected countries, including reciprocal tariffs. The current US administration’s trade policy, including the use and effects of tariffs or other restrictions, could materially impact the macroeconomic framework in which we operate and could harm our business.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $130.9 million.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2025, we owned a total of 158 issued US patents and 845 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 and 2025 based on newly-issued patents. A further lawsuit was filed during 2024 in response to a subsequent company seeking to market a generic version of YUPELRI. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2026 to 2039. Another Orange Book listed patent expiring in October 2028 remains unchallenged, meaning no generic could launch before this date. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations with third parties are unsuccessful, we may be unable to fully develop and commercialize certain product candidates and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed, and the price of our securities could fall.

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

Further at the federal level, the Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. The FTC has brought enforcement actions under both Section 5 of the FTC Act and the Health Breach Notification Rule.

EU Member States and other jurisdictions where we operate, such as Switzerland and the UK, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation including the local implementation legislation in EU member states and the UK (collectively “GDPR”), imposes strict obligations and restrictions on the ability to collect, analyze, use, store, disclose. transfer or otherwise process personal data, including health data from clinical trials subjects and adverse event reporting. Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. The GDPR and Switzerland’s data protection laws impose a broad range of requirements and obligations relating to the processing and protection of personal data, including obligations to having legal bases for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relate), providing detailed information about the processing activities to the individuals, ensuring that personal data is deleted or anonymized after they are no longer needed for the purposes for which they are collected, ensuring that personal data are adequately protected, ensuring that security incidents are detected, handled and reported to individuals and competent authorities where required, and allowing individuals to exercise their privacy rights. Other obligations relate to restrictions on sharing of personal data with third parties and transferring personal data out of the European Economic Area (“EEA”), Switzerland, or the UK to third countries including the US, having contracting arrangements in place where required (such as with clinical trial sites and vendors), appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests and keeping records of processing activities. Data protection authorities from the different EU Member States and the EEA may interpret the GDPR and applicable related national laws differently which could effectively result in requirements additional to those currently understood to apply under the GDPR. Further, the UK Government may amend/update UK data protection law, which may result in changes being required to our business operations and potentially incur commercial cost. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA and the UK. When processing personal data of subjects in the EU, we have to comply with applicable data protection and electronic communications laws. In particular, as we rely on service providers processing personal data of data subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations. Enforcement by EU and UK regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

With regard to transfer of personal data, the GDPR restricts the ability of companies to transfer personal data from the EU to the US and other countries, which may incur compliance costs for implementing lawful transfer mechanisms, conducting data transfer impact assessments, and implementing additional measures where necessary to ensure that personal data transferred are adequately protected in a manner essentially equivalent to the EU. The GDPR provides different transfer mechanisms we can use to lawfully transfer personal data from the EU to countries outside the EU. An example is relying on the EU Standard Contractual Clauses and the EU - US Data Privacy Framework. The suitability of Standard Contractual Clauses for data transfer in some scenarios has recently been the subject of legal challenge, and while the US and the EU reached agreement on the EU - US Data Privacy Framework, there are legal challenges to that data transfer mechanism as well. Compliance with EU data transfer obligations can be costly and time-

consuming. Data importers must also expend resources in analyzing their ability to comply with transfer obligations, including implementing new safeguards and controls to further protect personal data. If we or our vendors fail to comply with applicable data privacy laws concerning, or if the legal mechanisms we or our vendors rely upon to allow, the transfer of personal data from the EEA or Switzerland to the US (or other countries not considered by the European Commission to provide an adequate level of data protection) are not considered adequate, we could be subject to government enforcement actions, including an order to stop transferring the personal data outside of the EEA and significant penalties against us. Moreover, our business could be adversely impacted if our ability to transfer personal data out of the EEA, the UK or Switzerland to the US is restricted, which could adversely impact our operating results.

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

Market acceptance and sales of any one or more of our product candidates will depend on reimbursement policies and may be affected by future healthcare reform measures in the US. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any commercialized products. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, our products. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any product candidates that we develop.

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

If any of these factors cause us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the ordinary shares would likely drop significantly. For example, our stock price dropped significantly when we announced that izencitinib did not meet its primary endpoint in our Phase 2b/3 induction and maintenance study of izencitinib in ulcerative colitis. In addition, though none has been filed to our knowledge, a significant drop in the price of a company’s securities often leads to the filing of securities class action litigation against the company. This type of litigation against us could result in substantial costs and a diversion of management’s attention and resources.

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

Based solely on our review of publicly available filings, as of March 31, 2025, our three largest shareholders collectively owned 43.5% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2025, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: May 12, 2025	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)