Form 10-Q
period 2025-06-30
Theravance Biopharma, Inc.
filed 2025-08-13
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the number of the registrant’s outstanding ordinary shares was 50,361,296.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$281,927	$37,797
Short-term marketable securities	56,877	50,553
Receivables from collaborative arrangements	21,919	18,440
Receivables from milestones and royalty assets	—	50,000
Other prepaid and current assets	5,571	4,277
Total current assets	366,294	161,067
Property and equipment, net	6,641	7,418
Operating lease assets	26,493	28,354
Future contingent milestone and royalty assets	—	144,200
Restricted cash	836	836
Other assets	25,771	12,286
Total assets	$426,035	$354,161

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,675	$2,242
Accrued personnel-related expenses	7,259	7,019
Accrued clinical and development expenses	3,783	1,058
Accrued general and administrative expenses	2,459	2,987
Operating lease liabilities	10,896	10,712
Income tax payable	26,696	5,853
Other accrued liabilities	1,865	2,214
Total current liabilities	54,633	32,085
Long-term operating lease liabilities	35,561	39,108
Future royalty payment contingency	31,640	30,334
Unrecognized tax benefits	77,805	75,199
Other long-term liabilities	1,548	1,890
Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 50,361 and 49,471 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	1,149,123	1,141,060
Accumulated other comprehensive income (loss)	(10)	7
Accumulated deficit	(924,266)	(965,522)
Total shareholders’ equity	224,848	175,545
Total liabilities and shareholders’ equity	$426,035	$354,161

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Viatris collaboration agreement	$18,695	$14,256	$34,083	$28,759
Licensing revenue	7,500	—	7,500	—
Total revenues	26,195	14,256	41,583	28,759

Expenses:
Research and development (1)	10,490	9,954	21,942	18,922
Selling, general and administrative (1)	18,430	17,056	36,800	33,798
Impairment of long-lived assets (non-cash)	—	2,951	—	2,951
Total expenses	28,920	29,961	58,742	55,671

Loss from operations	(2,725)	(15,705)	(17,159)	(26,912)
Net gain on realized contingent milestone and royalty assets	75,137	—	75,137	—
Interest expense (non-cash)	(663)	(644)	(1,306)	(1,273)
Interest and other income, net	1,457	1,128	2,396	2,562
Income (loss) before income taxes	73,206	(15,221)	59,068	(25,623)
Provision for income tax expense	(18,371)	(1,308)	(17,812)	(2,570)
Net income (loss)	54,835	(16,529)	$41,256	$(28,193)

Net unrealized gain (loss) on available-for-sale investments	(10)	19	(17)	43
Total comprehensive income (loss)	$54,825	$(16,510)	$41,239	$(28,150)

Net income (loss) per share:
Net income (loss) per share - basic	$1.09	$(0.34)	$0.83	$(0.58)
Net income (loss) per share - diluted	$1.08	$(0.34)	$0.81	$(0.58)

Shares used to compute net income (loss) per share - basic	50,177	48,747	49,943	48,515
Shares used to compute net income (loss) per share - diluted	50,726	48,747	50,685	48,515
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development	$987	$1,151	$2,057	$2,616
Selling, general and administrative	3,556	4,225	7,363	7,988
Total share-based compensation expense	$4,543	$5,376	$9,420	$10,604

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2025	50,001	$1	$1,145,083	$—	$(979,101)	$165,983
Employee share-based compensation expense	—	—	4,543	—	—	4,543
Issuance of restricted shares	413	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(53)	—	(503)	—	—	(503)
Net unrealized loss on marketable securities	—	—	—	(10)	—	(10)
Net income	—	—	—	—	54,835	54,835
Balances at June 30, 2025	50,361	$1	$1,149,123	$(10)	$(924,266)	$224,848

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545
Proceeds from the sale of ordinary shares	2	—	20	—	—	20
Employee share-based compensation expense	—	—	9,420	—	—	9,420
Issuance of restricted shares	1,032	1	—	—	—	1
Repurchase of shares to satisfy tax withholding	(144)	—	(1,377)	—	—	(1,377)
Net unrealized loss on marketable securities	—	—	—	(17)	—	(17)
Net income	—	—	—	—	41,256	41,256
Balances at June 30, 2025	50,361	$1	$1,149,123	$(10)	$(924,266)	$224,848

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2024	48,566	$—	$1,125,677	$(41)	$(920,768)	$204,868
Proceeds from the sale of ordinary shares	5	—	44	—	—	44
Proceeds from ESPP purchases	45	—	375	—	—	375
Employee share-based compensation expense	—	—	5,376	—	—	5,376
Issuance of restricted shares	354	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(48)	—	(464)	—	—	(464)
Net unrealized gain on marketable securities	—	—	—	19	—	19
Net loss	—	—	—	—	(16,529)	(16,529)
Balances at June 30, 2024	48,922	$—	$1,131,008	$(22)	$(937,297)	$193,689

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Proceeds from the sale of ordinary shares	5	—	44	—	—	44
Proceeds from ESPP purchases	45	—	375	—	—	375
Employee share-based compensation expense	—	—	10,604	—	—	10,604
Issuance of restricted shares	1,013	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(194)	—	(1,734)	—	—	(1,734)
Net unrealized gain on marketable securities	—	—	—	43	—	43
Net loss	—	—	—	—	(28,193)	(28,193)
Balances at June 30, 2024	48,922	$—	$1,131,008	$(22)	$(937,297)	$193,689

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income (loss)	$41,256	$(28,193)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	822	859
Amortization and accretion on investment securities, net	(749)	(933)
Future royalty payment contingency interest accretion	1,306	1,273
Share-based compensation	9,420	10,604
Loss on disposal of property and equipment	35	34
Loss on impairment of long-lived assets	—	2,951
Amortization of right-of-use assets	1,906	2,232
Deferred income taxes	(12,543)	(1,074)
Other	(73)	—
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	(3,479)	3,175
Receivables from milestones and royalty assets	50,000	—
Prepaid clinical and development services	73	(608)
Other prepaid and current assets	(1,367)	5,318
Right-of-use lease assets	(45)	(548)
Future contingent milestone and royalty assets	144,200	—
Other assets	(915)	292
Accounts payable	(567)	182
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	1,678	(2,256)
Operating lease liabilities	(3,363)	(2,498)
Unrecognized tax benefits	2,606	3,714
Income tax payable	20,843	—
Other long-term liabilities	69	39
Net cash provided by (used in) operating activities	251,113	(5,437)

Investing activities
Purchases of property and equipment	(34)	(127)
Purchases of marketable securities	(58,542)	(58,140)
Maturities of marketable securities	52,950	72,264
Net cash provided by (used in) investing activities	(5,626)	13,997

Financing activities
Ordinary share repurchases	—	(445)
Proceeds from the sale of ordinary shares	20	44
Proceeds from ESPP purchases	—	375
Repurchase of shares to satisfy tax withholding	(1,377)	(1,734)
Net cash used in financing activities	(1,357)	(1,760)

Net increase in cash, cash equivalents, and restricted cash	244,130	6,800
Cash, cash equivalents, and restricted cash at beginning of period	38,633	40,381
Cash, cash equivalents, and restricted cash at end of period	$282,763	$47,181

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$8,905	$12

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2024 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025.

The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

Other than revisions to the “Future Contingent Milestone and Royalty Assets” accounting policy below, there have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2024.

Future Contingent Milestone and Royalty Assets

Future contingent milestone and royalty assets (“Contingent Consideration”) on the Company’s consolidated balance sheets was initially measured at fair value in July 2022 utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the Contingent Consideration. The fair value model involved significant unobservable inputs derived using Company estimates. The Company’s estimates were based in part on external data and reflected its judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY® ELLIPTA (“TRELEGY”) net revenues which is considered a Level 3 fair value input.

After initial recognition of the Contingent Consideration at fair value on the consolidated balance sheets, the Contingent Consideration was subsequently accounted for under Accounting Standards Codification (“ASC”) Topic 450, Contingencies. Subsequent gains to be recognized on the Contingent Consideration asset are recognized using the gain contingency guidance in ASC 450-30, Gain Contingencies, and subsequent impairments to the Contingent Consideration asset are recognized using the impairment guidance in ASC 450-20, Accounting for Loss Contingencies.

Accordingly, the Contingent Consideration’s carrying value is reduced in the period when milestone or royalty payments are realizable, which are based on TRELEGY’s global net sales. Furthermore, the Contingent Consideration asset was fully settled through the Royalty Sales Agreement, which resulted in the assignment of the TRELEGY royalties to GSK (see “Note 7. Net Gain on Realized Contingent Milestone and Royalty Assets” for more information). This transaction was accounted for under ASC 450-30 and was recognized using the gain contingency model. Any future milestone payments that are realized or realizable will continue to be recognized under the gain contingency guidance in ASC 450-30.

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

2. Earnings per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares. The Company’s potential ordinary shares include outstanding options to purchase ordinary shares and restricted share units (“RSUs”), including market-based and performance-contingent awards. Basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$54,835	$(16,529)	$41,256	$(28,193)

Denominator:
Weighted-average ordinary shares outstanding - basic	50,177	48,747	49,943	48,515
Dilutive effect of options and awards	549	—	742	—
Weighted-average ordinary shares outstanding - diluted	50,726	48,747	50,685	48,515

Net income (loss) per share:
Net income (loss) per share - basic	$1.09	$(0.34)	$0.83	$(0.58)
Net income (loss) per share - diluted	$1.08	$(0.34)	$0.81	$(0.58)

Potential ordinary shares excluded from the computation of diluted net income per share because their effect would have been anti-dilutive, consist of 2.0 million outstanding service-based options, and 0.8 million of market-based RSUs and performance-based RSUs for the three and six months ended June 30, 2025.

In accordance with ASC Topic 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the three and six months ended June 30, 2024, the Company recognized net losses. As a result, the potential ordinary shares were not included in the computation of diluted net loss per share for the three and six months ended June 30, 2024, as presented above, due to their anti-dilutive effects. See “Note 9. Share-Based Compensation” for information related to outstanding options and RSUs as of June 30, 2024.

3. Revenue

Revenue from Collaborative Arrangements

Viatris

In January 2015, the Company and Viatris Inc. (“Viatris”) established a strategic collaboration (the “Viatris Agreement”) for the development and commercialization of revefenacin, including YUPELRI® (revefenacin) inhalation solution. The Company entered into the collaboration to expand the breadth of its revefenacin development program and extend its commercial reach. In November 2018, YUPELRI was approved by the US Food and Drug Administration (the “FDA”) for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). In June 2025, YUPELRI received regulatory approval by China’s National Medical Products Administration (“NMPA”) which triggered a $7.5 million milestone from Viatris to the Company. The milestone amount was recognized as “licensing revenue” on the condensed consolidated statements of operations for the three and six months ended June 30, 2025, as the milestone was variable consideration that became no longer constrained.

In the US, Viatris is leading the commercialization of YUPELRI, and the Company co-promotes the product under a profit and loss sharing arrangement (65% to Viatris; 35% to the Company). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay the Company a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Viatris also holds exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan (collectively, the “China Region”), and the Company is eligible to receive tiered royalties ranging from 14% to 20% on net sales of nebulized revefenacin in the China Region. Viatris is responsible for all aspects of development and commercialization in the China Region, including pre- and post-launch activities and product registration and all associated costs. Viatris is the principal in the YUPELRI sales transactions, and as a result, the Company does not reflect the product sales in its condensed consolidated financial statements.

As of June 30, 2025, the Company is eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding the China Region) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential sales and regulatory milestones up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of net sales in the China Region, and the $7.5 million relates to achieving regulatory milestones.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Viatris collaboration agreement – Amounts receivable from Viatris	$18,695	$14,256	$34,083	$28,759
Licensing revenue – China Region regulatory approval milestone	7,500	—	7,500	—
Total	$26,195	$14,256	$41,583	$28,759

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
YUPELRI net sales (Theravance Biopharma implied 35%)	$23,216	$19,085	$43,636	$38,415

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

The following table summarizes significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Viatris collaboration agreement	$18,695	$14,256	$34,083	$28,759
Licensing revenue	7,500	—	7,500	—
Total revenue	26,195	14,256	41,583	28,759

Employee-related (Research and development) [1]	3,535	3,211	7,466	6,516
External-related (Research and development)	5,190	4,834	10,755	8,211
Facilities and other allocated expenses (Research and development)	778	758	1,664	1,579
Supporting general and administration functions [1]	8,221	6,792	15,479	13,714
Sales and marketing, and medical affairs [1]	6,653	6,039	13,958	12,096
Share-based compensation	4,543	5,376	9,420	10,604
Total recurring operating expenses	28,920	27,010	58,742	52,720
Impairment of long-lived assets	—	2,951	—	2,951
Total operating expenses	28,920	29,961	58,742	55,671
Loss from operations	(2,725)	(15,705)	(17,159)	(26,912)
Net gain from the sale of TRELEGY royalties	75,137	—	75,137	—
Interest expense (non-cash)	(663)	(644)	(1,306)	(1,273)
Interest and other income, net	1,457	1,128	2,396	2,562
Provision for income tax expense	(18,371)	(1,308)	(17,812)	(2,570)
Net income (loss)	$54,835	$(16,529)	$41,256	$(28,193)

1 Excludes share-based compensation

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2025	2024
Cash and cash equivalents	$281,927	$46,345
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$282,763	$47,181

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The increase in cash and cash equivalents, as of June 30, 2025, compared to the prior year comparable period was primarily due to (i) proceeds of $225.0 million from the sale of TRELEGY royalties, received in June 2025 (see “Note 7. Net Gain on Realized Contingent Milestone and Royalty Assets” for more information) and (ii) a $50.0 million milestone payment from Royalty Pharma Investments, received in February 2025, associated with the achievement of certain minimum royalty payments related to 2024 TRELEGY global net sales.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency losses were immaterial for the three and six months ended June 30, 2025 and 2024, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		June 30, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$19,295	$1	$(3)	$19,293
Corporate notes	Level 2	—	—	—	—
Commercial paper	Level 2	41,566	1	(9)	41,558
Marketable securities		60,861	2	(12)	60,851
Money market funds	Level 1	271,455	—	—	271,455
Total		$332,316	$2	$(12)	$332,306

		December 31, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$17,306	$8	$—	$17,314
Corporate notes	Level 2	5,431	1	(1)	5,431
Commercial paper	Level 2	35,285	1	(2)	35,284
Marketable securities		58,022	10	(3)	58,029
Money market funds	Level 1	550	—	—	550
Total		$58,572	$10	$(3)	$58,579

As of June 30, 2025, all of the Company’s available-for-sale securities had contractual maturities within six months, and the weighted-average maturity of marketable securities was less than one month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and six months ended June 30, 2025.

Available-for-sale debt securities with unrealized losses as of June 30, 2025 are summarized below:

	June 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$13,400	$(3)	$—	$—	$13,400	$(3)
Commercial paper	38,125	(9)	—	—	38,125	(9)
Total	$51,525	$(12)	$—	$—	$51,525	$(12)

Available-for-sale debt securities with unrealized losses as of December 31, 2024 are summarized below:

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$4,114	$(1)	$—	$—	$4,114	$(1)
Commercial paper	18,883	(2)	—	—	18,883	(2)
Total	$22,997	$(3)	$—	$—	$22,997	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of June 30, 2025, and there were no individual securities that were in a significant unrealized loss position as of June 30, 2025.

For the three and six months ended June 30, 2025 and 2024, the Company did not sell any marketable securities.

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

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 8.3% as of June 30, 2025.

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

Changes to the contingent liability were as follows for the six months ended June 30, 2025:

(In thousands)
Balance at December 31, 2024	$30,334
Non-cash interest expense accretion	1,306
Balance at June 30, 2025	$31,640

Contract Derivative

On December 27, 2024, the Company purchased a contract derivative to manage its exposure to financial risk and to mitigate potential tax liability. The Company determined that the contract derivative met the definition of a derivative under ASC Topic 815, Derivatives and Hedging.

The contract derivative is measured at fair value using the discounted cash flow method and includes unobservable inputs derived from management’s estimates and assumptions. Management’s estimates and assumptions are based in part on external data and internal data and involve a significant degree of judgment. The primary unobservable inputs, classified as Level 3 under the fair value hierarchy, include the remote possibility of a future payout of taxes. The original discount rate utilized in the fair value model was 5.5%, as of December 27, 2024 and December 31, 2024.

The contract derivative was recognized within non-current other assets on the condensed consolidated balance sheets and changes to the contract derivative fair value were as follows for the six months ended June 30, 2025:

(In thousands)
Balance at December 31, 2024	$2,292
Unrealized gain	73
Balance at June 30, 2025	$2,365

For the six months ended June 30, 2025, the increase in the contract derivative’s fair value was driven by a decrease in the estimated discount rate to 5.0% as of June 30, 2025, and an unrealized gain was recognized within interest and other income, net on the condensed consolidated statements of operations.

7. Net Gain on Realized Contingent Milestone and Royalty Assets

The Company recognized future contingent milestone and royalty assets related to the sale of its equity interests in Theravance Respiratory Company, LLC (“TRC”) to Royalty Pharma Investments 2019 ICAV, an Irish collective asset-management vehicle (“Royalty Pharma”), in July 2022 (the “TRC Transaction”). The future contingent milestone and royalty assets represented the fair value of potential future milestone payments and royalties related to worldwide net sales of GSK plc’s (“GSK”) TRELEGY as described below.

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year ending December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to the Company, which are not to exceed $250.0 million in aggregate (the “Milestone Payments”). Additionally, the Company was eligible to receive from Royalty Pharma 85% of the royalty payments on TRELEGY payable by GSK (a) for sales or other activities occurring on and after January 1, 2031 related to TRELEGY in the US, and (b) for sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US (the “Royalties”).

The future contingent milestone and royalty assets were initially measured at fair value utilizing a Monte Carlo simulation model to calculate the present value of the risk-adjusted cash flows estimated to be received from the future contingent milestone and royalty assets. The fair value model involved significant unobservable inputs derived using management’s estimates. Management’s estimates were based in part on external data and reflected management’s judgements and forecasts. The primary significant unobservable input was the estimate of forecasted TRELEGY net sales which is considered a Level 3 fair value input. In July 2022, the Company estimated the fair value of the future contingent milestone and royalty assets to be $194.2 million, and the discount rate utilized in the valuation model was 7.83%. While the $194.2 million was comprised of two components: (i) Milestone Payments and (ii) Royalties, the Company accounted for the future contingent milestone and royalty assets as a combined single unit of account. As a result, the Company would not recognize any income associated with any potential future contingent milestone and royalty assets payments until the cumulative payments received exceeded the original $194.2 million fair value.

In February 2025, the Company received a $50.0 million Milestone Payment from Royalty Pharma, which was the maximum that the Company could have received, upon achieving certain TRELEGY global net sales thresholds that were met related to 2024 TRELEGY global net sales. Following the receipt of the $50.0 million, the remaining aggregate Milestone Payments available to the Company totaled $150.0 million, and the remaining fair value of the future contingent milestone and royalty assets was $144.2 million as of March 31, 2025.

On May 30, 2025, the Company entered into a definitive agreement to assign the Royalties to GSK for a one-time upfront payment of $225.0 million (the “Royalty Sales Agreement”) while retaining its right to receive the remaining potential $150.0 million in Milestone Payments from Royalty Pharma. The Company received the $225.0 million cash payment from GSK on June 27, 2025. The gain on the sale of the Royalties, for the three and six months ended June 30, 2025, was presented as “net gain on realized contingent milestone and royalty assets” on the condensed consolidated statements of operations and was determined as follows:

(In thousands)
Cash proceeds	$225,000
Less:
Future contingent milestone and royalty assets carrying value	(144,200)
Transaction costs	(5,663)
Net gain on realized contingent milestone and royalty assets	$75,137

No amount remains on the condensed consolidated balance sheets related to the arrangement with Royalty Pharma. The Company may still receive Milestone Payments up to $50.0 million for 2025 and $100.0 million for 2026 which would be recorded upon satisfaction of the contractual Milestone Payment provisions.

8. Subleases

Sublease Income

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

As of June 30, 2025, the Company has subleased approximately 130,000 square feet of a total 162,000 square feet of its South San Francisco office and laboratory space to four unaffiliated companies. The Company’s sublease income is recognized as a reduction to rent expense within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company’s sublease income from its subleases is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Sublease income	$2,447	$2,204	$4,751	$4,294

2024 Impairment of Long-Lived Assets

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

As of June 30, 2024, the Company determined that the ceased occupancy of certain laboratory space in South San Francisco were indicators of impairment. Based on the Company’s impairment assessment as of June 30, 2024, the Company determined that the carrying values of two asset groups, consisting of vacant vivarium laboratory space and vacant general laboratory space (including related leasehold improvements) and comprising approximately 22,000 square feet, exceeded the estimated undiscounted future cash flows of the two asset groups under the current sublease market conditions. Under ASC 360, Property, Plant, and Equipment, the Company then proceeded to estimate the fair value of the two asset groups. The Company applied a discounted cash flow method to estimate the fair values of the two asset groups, which represents Level 3 non-recurring fair value measurements. The estimated fair values of the two asset groups were determined by discounting the estimated sublease net cash flows based on the Company’s estimates and assumptions including, but not limited to, expected sublease rental income of $3.3 million, an annual discount rate of 9.7%, and other variable lease-related expenses to be incurred during the subtenant search period.

As a result of its impairment analysis, the Company recognized a non-cash impairment charge of $3.0 million for the three and six months ended June 30, 2024 based on the amount of excess carrying value of the two asset groups over its estimated fair values. The impairment amount is presented in the Company’s condensed consolidated statements of operations within “Impairment of long-lived assets”.

9. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense included in the condensed consolidated statements of operations was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Research and development	$987	$1,151	$2,057	$2,616
Selling, general and administrative	3,556	4,225	7,363	7,988
Total share-based compensation expense	$4,543	$5,376	$9,420	$10,604

Share-Based Compensation Option and Award Activity

The following tables summarize option and RSU activity (including market-based and performance-contingent RSUs) for the three and six months ended June 30, 2025 and 2024:

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2024	1,896,908		$15.53	3,955,487
Granted	—		—	1,311,088
Exercised/Released	—		—	(619,026)
Forfeited	—		—	(163,160)
Outstanding at March 31, 2025	1,896,908		15.53	4,484,389
Granted	169,806		—	74,543
Exercised/Released	—		—	(413,240)
Forfeited	—		—	(44,996)
Expired	(50,500)		—	—
Outstanding at June 30, 2025	2,016,214	6.02	14.91	4,100,696
Vested and expected to vest at June 30, 2025		6.02

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2023	2,305,876		$18.65	3,995,750
Granted	—		—	60,976
Exercised/Released	—		—	(656,431)
Forfeited	—		—	(325,441)
Expired	(6,000)		—	—
Outstanding at March 31, 2024	2,299,876		18.62	3,074,854
Granted	165,032		—	1,987,121
Exercised/Released	—		—	(357,038)
Forfeited	—		—	(175,781)
Expired	(204,000)		—	—
Outstanding at June 30, 2024	2,260,908	5.49	17.53	4,529,156
Vested and expected to vest at June 30, 2024		5.49

10. Income Taxes

For the six months ended June 30, 2025, the Company recognized an income tax expense of $17.8 million which was primarily due to the net gain on realized contingent milestone and royalty assets arising from the sale of the Company’s TRELEGY royalties to GSK in May 2025.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for US federal tax purposes stemming from the effects of the TRC Transaction. As of June 30, 2025, the Company does not believe a valuation allowance against its deferred tax assets should be re-established to offset its deferred tax assets for US federal tax purposes. As of June 30, 2025, the Company continues to maintain a full valuation allowance in certain states, including California, and other jurisdictions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing OBBBA’s impact on its consolidated financial statements and disclosures.

11. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of June 30, 2025, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

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

As of July 31, 2025, the Company has settled all litigation with Accord Healthcare, Inc.; Eugia Pharma Specialties Ltd.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the two remaining generic companies, along with certain affiliates, remains pending.

Further method of treatment patents, with expiration dates of August 2039, were granted on July 30, 2024 and April 29, 2025 and were listed in the Orange Book. The Company filed additional patent infringement suits in the U.S. District Court for the District of New Jersey during August 2024 and May 2025 against the generic companies remaining at the time. These suits have been consolidated with the action described above.

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

Under the terms of the Viatris Agreement, as amended, as of June 30, 2025, we were eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan (collectively, the “China Region”). In November 2023, we learned that Viatris’ Phase 3 study of YUPELRI in China was positive, and the data were consistent with previous findings of YUPELRI’s strong efficacy. In June 2024, Viatris completed a registrational filing for YUPELRI in China, and on June 26, 2025, we announced that Viatris had secured regulatory approval from China’s National Medical Products Administration (“NMPA”) for YUPELRI. The regulatory approval triggered a one-time $7.5 million milestone payment from Viatris which we received on July 7, 2025. Viatris is responsible for all aspects of development and commercialization of YUPELRI in the China Region, including pre- and post-launch activities and product registration and all associated costs.

As of June 30, 2025, we were also eligible to receive additional potential sales and regulatory milestones of up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with achieving regulatory milestones related to future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$66,330	$54,530	$11,800	22%	$124,674	$109,756	$14,918	14%
YUPELRI net sales (Theravance Biopharma implied 35%)	23,216	19,085	4,130	22	43,636	38,415	5,221	14

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

As of June 30, 2025, a total of $150.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $260.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.06 billion or (ii) $50.0 million if Royalty Pharma receives $295.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.41 billion. Achievement of the $25.0 million or $50.0 milestone in 2025 would require no increase in global net sales over 2024 as the $3.46 billion of global net sales reached in 2024 would exceed the global net sales required to achieve the larger $50.0 million Milestone Payment for 2025.

With respect to 2026 TRELEGY global net sales, we are eligible to receive either (i) $50.0 million if Royalty Pharma receives $270.0 million or more in royalty payments from GSK, which we would expect to occur in the event TRELEGY global net sales are approximately $3.16 billion or (ii) $100.0 million if Royalty Pharma receives $305.0 million or more in royalty payments from GSK, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.51 billion. To achieve the higher $100.0 million milestone in 2026, TRELEGY global net sales would require less than a 2% increase over its 2024 global net sales.

Total 2024 TRELEGY global net sales represented a 26% increase compared to 2023, and TRELEGY is currently expected to generate global peak sales of approximately $4.1 billion in 2026 according to consensus estimates. TRELEGY global net sales for the three and six months ended June 30, 2025 were $1.11 billion and $1.96 billion, respectively, which represented 4% and 8% year-over-year growth, respectively.

In addition to potential Milestone Payments, we were eligible to receive from Royalty Pharma 85% of the royalty payments on TRELEGY payable to Royalty Pharma for: (a) sales or other activities occurring on and after January 1, 2031 related to TRELEGY in the US; and (b) sales or other activities occurring on and after July 1, 2029 related to TRELEGY outside of the US. On a country-by-country basis, we were entitled to royalties until the expiration of the longest-lived patent or 15 years after commercial launch, whichever comes later. We expect fifteen years after the commercial launch in the US will occur in late 2032 and fifteen years after the first commercial launch in ex-US jurisdictions will start occurring in the mid-2030s. The TRELEGY royalties that were payable to us by Royalty Pharma are country specific. Total royalty rates were upward tiering from 6.5% to 10% and based on total annual global net sales as follows:

TRELEGY Global Net Sales Thresholds	Royalty Rate
(Annual)	Due from GSK to Royalty Pharma
≤ $750.0 million	6.5%
> $750.0 million to ≤ $1,250.0 million	8.0%
> $1,250.0 million to ≤ $2,250.0 million	9.0%
> $2,250.0 million	10.0%

On June 2, 2025, we announced that we had entered into a definitive agreement to sell our remaining royalty interest in the global net sales of TRELEGY (as described above) to GSK for $225.0 million (the “Royalty Sales Agreement”) while retaining our right to receive the remaining potential $150.0 million in Milestone Payments from Royalty Pharma. We received the $225.0 million cash payment from GSK on June 27, 2025.

The Royalty Sales Agreement transaction represented the first outcome of the ongoing efforts of the Strategic Review Committee (the "Committee") of the board of directors. We announced in November 2024 that the board of directors had formed the Committee, composed entirely of independent directors, to assess all strategic alternatives available to us to unlock shareholder value. We remain focused on disciplined capital allocation and returning excess cash to shareholders, and the Committee will continue to evaluate a range of alternatives to further enhance shareholder value, though there can be no assurance that additional transactions will occur.

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

See “Risk Factors—We do not control the commercialization of TRELEGY; accordingly, our receipt of Milestone Payments will depend on, among other factors, GSK’s ability to further commercialize TRELEGY” for additional information.

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

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$66,330	$54,530	$11,800	22%	$124,674	$109,756	$14,918	14%
YUPELRI net sales (Theravance Biopharma implied 35%)	23,216	19,085	4,130	22	43,636	38,415	5,221	14

Our recognized revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Viatris collaboration agreement	$18,695	$14,256	$4,439	31%	$34,083	$28,759	$5,324	19%
Licensing revenue	7,500	—	7,500	NM	7,500	—	7,500	NM
Total revenues	$26,195	$14,256	$11,939	84%	$41,583	$28,759	$12,824	45%

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

For the three and six months ended June 30, 2025, we recognized $18.7 million and $34.1 million, respectively, in revenue from the Viatris collaboration agreement which represented increases of 31% and 19%, respectively, compared to the prior year periods. The increases were primarily driven by increases in YUPELRI net sales. During the second quarter of 2025, customer demand increased by 4% and doses pulled through the hospital channel increased by 31% compared to the prior year period. In addition, net sales during the second quarter of 2025 benefited from continued improvement to net pricing and a one-time favorable adjustment to net price. Excluding the one-time adjustment, net sales grew in the mid-teens compared to the prior year period.

For the three and six months ended June 30, 2025, we also recognized $7.5 million in licensing revenue related to YUPELRI’s regulatory approval by China’s National Medical Products Administration (“NMPA”) in June 2025.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Employee-related	$3,535	$3,211	$324	10%	$7,466	$6,516	$950	15%
Share-based compensation	987	1,151	(164)	(14)	2,057	2,616	(559)	(21)
External-related	5,190	4,834	356	7	10,755	8,211	2,544	31
Facilities and other allocated expenses	778	758	20	3	1,664	1,579	85	5
Total research & development	$10,490	$9,954	$536	5%	$21,942	$18,922	$3,020	16%

R&D expenses increased by $0.5 million for the three months ended June 30, 2025 compared to the prior year period. The $0.5 million increase was primarily attributed to increases of $0.3 million and $0.4 million in employee-related and external-related expenses, respectively, and partially offset by a $0.2 million decrease in share-based compensation expense. The increase in external-related expenses was primarily driven by incremental New Drug Application (“NDA”) and regulatory-related activities associated with ampreloxetine. The decrease in share-based compensation expense was primarily driven by our cost savings initiatives.

R&D expenses increased by $3.0 million for six months ended June 30, 2025 compared to the prior year period. The $3.0 million increase was primarily attributed to a $2.5 million increase in external-related expenses and partially offset by a $0.6 million decrease in share-based compensation expense. The increase in external-related expenses was primarily driven by the continued progression of the CYPRESS study and incremental NDA and regulatory-related activities associated with ampreloxetine. The decrease in share-based compensation expense was primarily driven by our cost savings initiatives.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative	$18,430	$17,056	$1,374	8%	$36,800	$33,798	$3,002	9%

Total SG&A expenses were $18.4 million for the three months ended June 30, 2025. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $14.9 million for the second quarter of 2025 and were comprised of $8.2 million of general and administrative (“G&A”) expenses and $6.7 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) were $12.8 million for the second quarter of 2024 and were comprised of $6.8 million of G&A expenses and $6.0 million of SM&M expenses.

Second quarter of 2025 G&A expenses (excluding SBC) increased by $1.4 million compared to the prior year period and was primarily due to one-time legal costs. Excluding the one-time legal costs, G&A expenses were 12% lower compared to the prior year period driven by cost savings initiatives. SM&M expenses (excluding SBC) increased by $0.6 million in the second quarter of 2025 compared to the prior year period and were primarily due to pre-launch medical affairs and commercialization expenses associated with ampreloxetine.

Total SG&A expenses were $36.8 million for the six months ended June 30, 2025. Excluding SBC, total SG&A expenses were $29.4 million and were comprised of $15.5 million of G&A expenses and $13.9 million of SM&M expenses. Total SG&A expenses (excluding SBC) were $25.8 million for the prior year period and were comprised of $13.7 million of G&A expenses and $12.1 million of SM&M expenses. The $1.8 million increase in G&A expenses (excluding SBC) compared to the prior year period was primarily due to one-time legal costs. Excluding the one-time legal costs, G&A expenses were 4% lower compared to the prior year period driven by cost savings initiatives. SM&M expenses (excluding SBC) increased by $1.9 million in the second quarter of 2025 compared to the prior year period and was primarily due to pre-launch medical affairs and commercialization expenses associated with ampreloxetine and an increase in employee-related expenses.

Total SBC related to SG&A expenses were $3.6 million and $7.4 million for the three and six months ended June 30, 2025, respectively, and $4.2 million and $8.0 million for the three and six months ended June 30, 2024, respectively.

Impairment of Long-Lived Assets

Impairment of long-lived assets, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%		2025	2024	$	%
Impairment of long-lived assets (non-cash)	$—	$2,951	$(2,951)	NM	%	$—	$2,951	$(2,951)	NM	%

For the three and six months ended June 30, 2024, we recognized a non-cash impairment charge of $3.0 million related to our vacant laboratory spaces and related leasehold improvements in South San Francisco, California, which were on the market for sublease. There was no charge for impairment of long-lived assets recognized for the three and six months ended June 30, 2025.

Net Gain on Realized Contingent Milestone and Royalty Assets

Net gain on realized contingent milestone and royalty assets was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%		2025	2024	$	%
Net gain on realized contingent milestone and royalty assets	$75,137	$—	$75,137	NM	%	$75,137	$—	$75,137	NM	%

For the three and six months ended June 30, 2025, we recognized a $75.1 million net gain on contingent milestone and royalty assets resulting from the sale of our TRELEGY royalties to GSK. This net gain reflects total cash proceeds of $225.0 million from GSK, less (i) the contingent milestone and royalty assets carrying value of $144.2 million and (ii) transaction costs of $5.7 million. We received the $225.0 million from GSK on June 27, 2025.

Although we sold the future royalties related to TRELEGY, we retained the right to receive the potential remaining $150.0 million in Milestone Payments from Royalty Pharma if certain TRELEGY global nets sales thresholds are achieved in 2025 and 2026.

Interest Expense

Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Ampreloxetine royalty contingency (non-cash)	$(663)	$(644)	$(19)	3%	$(1,306)	$(1,273)	$(33)	3%

Interest expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2025, respectively, and represented non-cash interest expense associated with the $25.0 million received from Royalty Pharma in July 2022 to partially fund the CYPRESS study. We do not anticipate having any cash interest expense in the foreseeable future.

Interest and Other Income, Net

Interest and other income, net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Interest and other income, net	$1,457	$1,128	$329	29%	$2,396	$2,562	$(166)	(6)%

Interest and other income, net, increased by $0.3 million for the three months ended June 30, 2025, compared to the prior year period. The increase was primarily attributable to an increase in interest income related to an increase in our cash, cash equivalents, and marketable securities balances.

Interest and other income, net, decreased slightly for the six months ended June 30, 2025, compared to the prior year period. Although we recognized an increase in interest income for the six months ended June 30, 2025, in the prior year period we also recognized a reversal of an accounting-related reserve that resulted in a net offset when comparing the two periods.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Provision for income tax expense	$(18,371)	$(1,308)	$(17,063)	1,305%	$(17,812)	$(2,570)	$(15,242)	593%

For the six months ended June 30, 2025, we recognized an income tax expense of $17.8 million which was primarily attributed to the net gain on realized contingent milestone and royalty assets arising from the sale of our TRELEGY royalties in May 2025. For the prior year comparable period, the $2.6 million income tax expense was primarily related to uncertain tax positions, as well as interest expense on our uncertain tax position liability which we began to accrue in the fourth quarter of 2023.

Liquidity and Capital Resources

As of June 30, 2025, we had approximately $338.8 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

In February 2025, we received a $50.0 million milestone from Royalty Pharma, which was the maximum that we could have received related to 2024 TRELEGY global net sales, and in June 2025, we received $225.0 million from GSK related to the Royalty Sales Agreement transaction.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, clinical program outcomes, expenses being higher than anticipated, the sales levels of YUPELRI, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities, including tax, litigation matters, and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of our condensed consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year comparable periods, were as follows:

	Six Months Ended June 30,
(In thousands)	2025	2024	Change
Net cash provided by (used in) operating activities	$251,113	$(5,437)	$256,551
Net cash provided by (used in) investing activities	(5,626)	13,997	(19,624)
Net cash used in financing activities	(1,357)	(1,760)	403

Net cash flows provided by (used in) operating activities

Net cash provided by operating activities was $251.1 million for the six months ended June 30, 2025, consisting of net income of $41.3 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $0.1 million and a net increase in cash resulting from changes in operating assets and liabilities of $209.7 million. The net increase in cash resulting from changes in operating assets and liabilities included a $50.0 million TRELEGY milestone payment from Royalty Pharma in February 2025 and cash proceeds of $225.0 million from GSK in June 2025 resulting from the sale of our TRELEGY royalties.

Net cash used in operating activities was $5.4 million for the six months ended June 30, 2024, consisting of a net loss of $28.2 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $15.9 million and a net increase in cash resulting from changes in operating assets and liabilities of $6.8 million.

Net cash flows provided by (used in) investing activities

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2025, consisting primarily of net cash outflows from the purchase and maturities of marketable securities.

Net cash provided by investing activities was $14.0 million for the six months ended June 30, 2024, consisting of net cash inflows from the purchase and maturities of marketable securities of $14.1 million and cash outflows from the purchase of property and equipment of $0.1 million.

Net cash flows used in financing activities

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2025, consisting primarily of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2025. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of June 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of July 31, 2025, we have settled all litigation with Accord Healthcare, Inc.; Eugia Pharma Specialties Ltd.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the U.S. on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the two remaining generic companies, along with certain affiliates, remains pending.

Further method of treatment patents, with expiration dates of August 2039, were granted on July 30, 2024 and April 29, 2025 and were listed in the Orange Book. We filed additional patent infringement suits in the U.S. District Court for the District of New Jersey during August 2024 and May 2025 against the generic companies remaining at that time. These suits have been consolidated with the action described above.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in pharmaceutical discovery and development since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. Although we recognized net income of $54.8 million and $41.3 million for the three and six months ended June 30, 2025, respectively, our profitability during these two periods was largely driven by a one-time net gain resulting from the sale of our TRELEGY royalties in May 2025. For comparison, we recognized net losses of $56.4 million and $55.2 million for the year ended December 31, 2024 and 2023, respectively. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $924.3 million as of June 30, 2025. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing through later stage clinical studies without a partner and which we are preparing to potentially commercialize. In addition, we may invest strategically in efforts to continue to support our business. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales, marketing, and medical affairs expenditures may increase in 2025 as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, we received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of July 31, 2025, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. Based on publicly available information, we are not aware of any other paragraph IV notifications with respect to other products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

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

If there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not receive Milestone Payments, which would harm our business and could cause the price of our securities to fall.

Through the milestone payments we may receive from Royalty Pharma if certain TRELEGY global net sales thresholds are met following our sale of our economic interest in TRELEGY (the “Milestone Payments”), we may participate in the mid-term economically in royalty payments from GSK with respect to the TRELEGY. However, we cannot assure you as to the amount, if any, we might receive. We have no access to non-public information regarding the development progress of, or plans for TRELEGY, and we have no current authority to enforce rights under the GSK Agreements assigned to TRC. However, if there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not realize the value we currently anticipate from the Milestone Payments, which would harm our business and may cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

We do not control the commercialization of TRELEGY; accordingly, our receipt of Milestone Payments will depend on, among other factors, GSK’s ability to further commercialize TRELEGY.

The Milestone Payments are ultimately based on the amount of sales of TRELEGY by GSK. Whether we receive Milestone Payments will depend on GSK’s ability to commercialize the product, and the future payments, if any, made by GSK to Royalty Pharma.

Accordingly, our receipt of Milestone Payments involves a number of risks and uncertainties, including:

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

These risks and uncertainties could materially impact the amount and timing of future Milestone Payments, which could have a material adverse effect on our future revenues, other financial results and our financial position and cause the price of our securities to fall.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $338.8 million.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. We are subject to new, evolving, or revised tax laws and regulations in such jurisdictions, and the enactment of or increases in taxes, or other changes in the application of existing taxes, in such jurisdictions may have an adverse effect on our business or on our results of operations. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in our mix of earnings in countries with differing statutory tax rates, changes in valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including possible US tax reform and contemplated changes in other countries of long-standing tax principles. These and other similar changes, if finalized and adopted, could have a material impact on our income tax expense and deferred tax balances. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBBA”) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. We are continuing to analyze the potential impact of the OBBBA on our operations and financial condition, but we do not expect the OBBBA to materially impact our effective tax rate or cash flows in the current fiscal year.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2025, we owned a total of 155 issued US patents and 793 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

The risks identified in the two preceding risk factors may also apply to the intellectual property protection efforts of our partners or future partners. To the extent the intellectual property protection of any partnered assets is successfully challenged or encounters problems with the US Patent and Trademark Office or other comparable agencies throughout the world, the future commercialization of these potential medicines could no longer be economically feasible. Any challenge to the intellectual property protection of a late-stage development or commercial-stage asset could harm our business and cause the price of our securities to fall.

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

Healthcare providers, physicians, distributors, and third-party payors play a primary role in the distribution, recommendation, and prescription of any pharmaceutical product for which we obtain marketing approval. Our arrangements with third-party payors and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements through which we market, sell and distribute any products for which we have obtained or may obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs.

●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, Companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance. Criminal penalties, including imprisonment and criminal fines, are also possible for making or presenting a false, fictitious or fraudulent claim to the federal government.

●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a medicinal product prior to its approval and any prescription medicine to the general public. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of or revenues from YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;

●	any adverse developments or results or perceived adverse developments or results with respect to TRELEGY, including the Milestone Payments;

●	any adverse developments or results or perceived adverse developments or results with respect to our clinical development programs, including, without limitation, any delays in development in these programs, any halting of development in these programs, any difficulties or delays encountered with regard to the FDA or other regulatory authorities in these programs, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our research, development, or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments in our programs with respect to partnering efforts or otherwise;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners, or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as health emergencies, tax regimes, foreign policy, and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares;

●	the sale of large concentrations of our shares to third parties, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our then-largest shareholder divested its holdings in 2019;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for our potential products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting clinical or commercial operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination, or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

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

Based solely on our review of publicly available filings, as of June 30, 2025, our three largest shareholders collectively owned 43.1% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

As of June 30, 2025, we qualified as a “smaller reporting company,” as defined in the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports. In addition, for so long as we remain a smaller reporting company and not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

2.1

Assignment Agreement, dated May 30, 2025, by and between Theravance Biopharma, Inc. and GlaxoSmithKline Intellectual Property Development Limited, a private company limited by shares registered under the laws of England and Wales, and, solely with respect to Section 16, Glaxo Group Limited, a private company limited by shares registered under the laws of England and Wales

			8-K	June 2, 2025
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2025, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: August 13, 2025	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)