Form 10-Q
period 2025-09-30
Theravance Biopharma, Inc.
filed 2025-11-12
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the number of the registrant’s outstanding ordinary shares was 50,672,431.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$174,773	$37,797
Short-term marketable securities	154,907	50,553
Receivables from collaborative arrangements	18,267	18,440
Receivables from milestones and royalty assets	—	50,000
Other prepaid and current assets	6,750	4,277
Total current assets	354,697	161,067
Long-term marketable securities	3,029	—
Property and equipment, net	6,257	7,418
Operating lease assets	25,450	28,354
Future contingent milestone and royalty assets	—	144,200
Restricted cash	836	836
Other assets	25,191	12,286
Total assets	$415,460	$354,161

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,213	$2,242
Accrued personnel-related expenses	10,330	7,019
Accrued clinical and development expenses	5,842	1,058
Accrued general and administrative expenses	2,699	2,987
Operating lease liabilities	10,914	10,712
Income tax payable	4,074	5,853
Other accrued liabilities	1,335	2,214
Total current liabilities	37,407	32,085
Long-term operating lease liabilities	33,681	39,108
Future royalty payment contingency	32,213	30,334
Unrecognized tax benefits	79,165	75,199
Other long-term liabilities	313	1,890
Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 50,672 and 49,471 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	1,153,299	1,141,060
Accumulated other comprehensive income	32	7
Accumulated deficit	(920,651)	(965,522)
Total shareholders’ equity	232,681	175,545
Total liabilities and shareholders’ equity	$415,460	$354,161

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Viatris collaboration agreement	$19,990	$16,868	$54,073	$45,627
Licensing revenue	—	—	7,500	—
Total revenues	19,990	16,868	61,573	45,627

Expenses:
Research and development (1)	8,112	9,268	30,054	28,190
Selling, general and administrative (1)	18,333	16,875	55,132	50,673
Impairment of long-lived assets (non-cash)	—	1,562	—	4,513
Total expenses	26,445	27,705	85,186	83,376

Loss from operations	(6,455)	(10,837)	(23,613)	(37,749)
Net gain on realized contingent milestone and royalty assets	—	—	75,137	—
Interest expense (non-cash)	(573)	(630)	(1,879)	(1,903)
Interest and other income, net	4,139	1,415	6,534	3,977
Income (loss) before income taxes	(2,889)	(10,052)	56,179	(35,675)
Provision for income tax benefit (expense)	6,504	(2,646)	(11,308)	(5,216)
Net income (loss)	3,615	(12,698)	$44,871	$(40,891)

Net unrealized gain on available-for-sale investments	42	72	25	115
Total comprehensive income (loss)	$3,657	$(12,626)	$44,896	$(40,776)

Net income (loss) per share:
Net income (loss) per share - basic	$0.07	$(0.26)	$0.89	$(0.84)
Net income (loss) per share - diluted	$0.07	$(0.26)	$0.88	$(0.84)

Shares used to compute net income (loss) per share - basic	50,520	49,038	50,137	48,690
Shares used to compute net income (loss) per share - diluted	51,908	49,038	50,976	48,690
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development	$1,080	$1,111	$3,137	$3,727
Selling, general and administrative	3,496	3,852	10,859	11,840
Total share-based compensation expense	$4,576	$4,963	$13,996	$15,567

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2025	50,361	$1	$1,149,123	$(10)	$(924,266)	$224,848
Proceeds from the sale of ordinary shares	—	—	—	—	—	—
Employee share-based compensation expense	—	—	4,576	—	—	4,576
Issuance of restricted shares	337	—	—	—	—	—
Option exercises	25	—	278	—	—	278
Repurchase of shares to satisfy tax withholding	(51)	—	(678)	—	—	(678)
Net unrealized gain on marketable securities	—	—	—	42	—	42
Net income	—	—	—	—	3,615	3,615
Balances at September 30, 2025	50,672	$1	$1,153,299	$32	$(920,651)	$232,681

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545
Proceeds from the sale of ordinary shares	2	—	20	—	—	20
Employee share-based compensation expense	—	—	13,996	—	—	13,996
Issuance of restricted shares	1,368	1	—	—	—	1
Option exercises	25	—	278	—	—	278
Repurchase of shares to satisfy tax withholding	(194)	—	(2,055)	—	—	(2,055)
Net unrealized gain on marketable securities	—	—	—	25	—	25
Net income	—	—	—	—	44,871	44,871
Balances at September 30, 2025	50,672	$1	$1,153,299	$32	$(920,651)	$232,681

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at June 30, 2024	48,922	$—	$1,131,008	$(22)	$(937,297)	$193,689
Proceeds from the sale of ordinary shares	3	—	25	—	—	25
Employee share-based compensation expense	—	—	4,963	—	—	4,963
Issuance of restricted shares	297	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(48)	—	(397)	—	—	(397)
Net unrealized gain on marketable securities	—	—	—	72	—	72
Net loss	—	—	—	—	(12,698)	(12,698)
Balances at September 30, 2024	49,174	$—	$1,135,599	$50	$(949,995)	$185,654

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Proceeds from the sale of ordinary shares	8	—	69	—	—	69
Proceeds from ESPP purchases	45	—	375	—	—	375
Employee share-based compensation expense	—	—	15,567	—	—	15,567
Issuance of restricted shares	1,310	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(242)	—	(2,131)	—	—	(2,131)
Net unrealized gain on marketable securities	—	—	—	115	—	115
Net loss	—	—	—	—	(40,891)	(40,891)
Balances at September 30, 2024	49,174	$—	$1,135,599	$50	$(949,995)	$185,654

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income (loss)	$44,871	$(40,891)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,227	1,288
Amortization and accretion on investment securities, net	(1,520)	(1,729)
Future royalty payment contingency interest accretion	1,879	1,903
Share-based compensation	13,996	15,567
Loss on disposal of property and equipment	35	(129)
Loss on impairment of long-lived assets	—	4,513
Amortization of right-of-use assets	2,908	3,361
Deferred income taxes	(11,549)	(984)
Other	(95)	—
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	173	629
Receivables from milestones and royalty assets	50,000	—
Prepaid clinical and development services	73	1,441
Other prepaid and current assets	(2,546)	3,926
Right-of-use lease assets	(4)	(634)
Future contingent milestone and royalty assets	144,200	—
Other assets	(1,328)	533
Accounts payable	(29)	(38)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	5,284	(1,523)
Operating lease liabilities	(5,225)	(4,178)
Unrecognized tax benefits	3,966	6,269
Income tax payable	(1,779)	—
Other long-term liabilities	68	43
Net cash provided by (used in) operating activities	244,605	(10,633)

Investing activities
Purchases of property and equipment	(34)	(142)
Purchases of marketable securities	(183,288)	(103,022)
Maturities of marketable securities	77,450	99,762
Net cash used in investing activities	(105,872)	(3,402)

Financing activities
Ordinary share repurchases	—	(445)
Proceeds from the sale of ordinary shares	20	69
Proceeds from ESPP purchases	—	375
Proceeds from option exercises	278	—
Repurchase of shares to satisfy tax withholding	(2,055)	(2,131)
Net cash used in financing activities	(1,757)	(2,132)

Net increase (decrease) in cash, cash equivalents, and restricted cash	136,976	(16,167)
Cash, cash equivalents, and restricted cash at beginning of period	38,633	40,381
Cash, cash equivalents, and restricted cash at end of period	$175,609	$24,214

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$21,674	$12

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for those periods, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2024 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025.

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

2. Earnings per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding during the period. Diluted net income per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares. The Company’s potential ordinary shares include outstanding options to purchase ordinary shares and restricted share units (“RSUs”), including market-based and performance-contingent awards. Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss)	$3,615	$(12,698)	$44,871	$(40,891)

Denominator:
Weighted-average ordinary shares outstanding - basic	50,520	49,038	50,137	48,690
Dilutive effect of options and awards	1,388	—	839	—
Weighted-average ordinary shares outstanding - diluted	51,908	49,038	50,976	48,690

Net income (loss) per share:
Net income (loss) per share - basic	$0.07	$(0.26)	$0.89	$(0.84)
Net income (loss) per share - diluted	$0.07	$(0.26)	$0.88	$(0.84)

Securities excluded from the computation of diluted net income per share because their effect would have been anti-dilutive consist of 0.9 million outstanding service-based options and 0.7 million of RSUs, market-based RSUs, and performance-based RSUs as of September 30, 2025.

In accordance with ASC Topic 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the three and nine months ended September 30, 2024, the Company recognized net losses. As a result, the potential ordinary shares were not included in the computation of diluted net loss per share for the three and nine months ended September 30, 2024, as presented above, due to their anti-dilutive effects. See “Note 9. Share-Based Compensation” for information related to outstanding options and RSUs as of September 30, 2024.

3. Revenue

Revenue from Collaborative Arrangements

Viatris

In January 2015, the Company and Viatris Inc. (“Viatris”) established a strategic collaboration (the “Viatris Agreement”) for the development and commercialization of revefenacin, including YUPELRI® (revefenacin) inhalation solution. The Company entered into the collaboration to expand the breadth of its revefenacin development program and extend its commercial reach. In November 2018, YUPELRI was approved by the US Food and Drug Administration (the “FDA”) for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). In June 2025, YUPELRI received regulatory approval by China’s National Medical Products Administration (“NMPA”) which triggered a $7.5 million milestone from Viatris to the Company. The milestone amount was recognized as “licensing revenue” on the condensed consolidated statements of operations for the nine months ended September 30, 2025, as the milestone was variable consideration that became no longer constrained.

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

As of September 30, 2025, the Company is eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding the China Region) up to $205.0 million in the aggregate, with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $150.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential sales and regulatory milestones up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of net sales in the China Region, and the $7.5 million relates to achieving regulatory milestones.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Viatris collaboration agreement – Amounts receivable from Viatris	$19,990	$16,868	$54,073	$45,627
Licensing revenue – China Region regulatory approval milestone	—	—	7,500	—
Total	$19,990	$16,868	$61,573	$45,627

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
YUPELRI net sales (Theravance Biopharma implied 35%)	$24,977	$21,766	$68,613	$60,181

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

The following table summarizes significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Viatris collaboration agreement	$19,990	$16,868	$54,073	$45,627
Licensing revenue	—	—	7,500	—
Total revenue	19,990	16,868	61,573	45,627

Employee-related (Research and development) [1]	2,790	2,829	10,256	9,345
External-related (Research and development)	3,453	4,448	14,209	12,658
Facilities and other allocated expenses (Research and development)	789	880	2,452	2,460
Supporting general and administration functions [1]	7,481	6,581	22,960	20,295
Sales and marketing, and medical affairs [1]	7,356	6,442	21,313	18,538
Share-based compensation	4,576	4,963	13,996	15,567
Total recurring operating expenses	26,445	26,143	85,186	78,863
Impairment of long-lived assets	—	1,562	—	4,513
Total operating expenses	26,445	27,705	85,186	83,376
Loss from operations	(6,455)	(10,837)	(23,613)	(37,749)
Net gain on realized contingent milestone and royalty assets	—	—	75,137	—
Interest expense (non-cash)	(573)	(630)	(1,879)	(1,903)
Interest and other income, net	4,139	1,415	6,534	3,977
Provision for income tax benefit (expense)	6,504	(2,646)	(11,308)	(5,216)
Net income (loss)	$3,615	$(12,698)	$44,871	$(40,891)

1 Excludes share-based compensation

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	September 30,
(In thousands)	2025	2024
Cash and cash equivalents	$174,773	$23,378
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$175,609	$24,214

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The increase in cash and cash equivalents, as of September 30, 2025, compared to the prior year comparable period was primarily due to (i) proceeds of $225.0 million from the sale of TRELEGY royalties, received in June 2025 (see “Note 7. Net Gain on Realized Contingent Milestone and Royalty Assets” for more information) and (ii) a $50.0 million milestone payment from Royalty Pharma Investments, received in February 2025, associated with the achievement of certain minimum royalty payments related to 2024 TRELEGY global net sales.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency losses were immaterial for the three and nine months ended September 30, 2025 and 2024, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		September 30, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$140,932	$36	$—	$140,968
Corporate notes	Level 2	17,132	—	(8)	17,124
Commercial paper	Level 2	45,862	7	(3)	45,866
Marketable securities		203,926	43	(11)	203,958
Money market funds	Level 1	120,521	—	—	120,521
Total		$324,447	$43	$(11)	$324,479

		December 31, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$17,306	$8	$—	$17,314
Corporate notes	Level 2	5,431	1	(1)	5,431
Commercial paper	Level 2	35,285	1	(2)	35,284
Marketable securities		58,022	10	(3)	58,029
Money market funds	Level 1	550	—	—	550
Total		$58,572	$10	$(3)	$58,579

As of September 30, 2025, all of the Company’s available-for-sale securities had contractual maturities within 18 months, and the weighted-average maturity of marketable securities was approximately two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and nine months ended September 30, 2025.

Available-for-sale securities with unrealized losses as of September 30, 2025 are summarized below:

	September 30, 2025
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$16,079	$(8)	$—	$—	$16,079	$(8)
Commercial paper	26,086	(3)	—	—	26,086	(3)
Total	$42,165	$(11)	$—	$—	$42,165	$(11)

Available-for-sale securities with unrealized losses as of December 31, 2024 are summarized below:

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$4,114	$(1)	$—	$—	$4,114	$(1)
Commercial paper	18,883	(2)	—	—	18,883	(2)
Total	$22,997	$(3)	$—	$—	$22,997	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of September 30, 2025, and there were no individual securities that were in a significant unrealized loss position as of September 30, 2025.

For the three and nine months ended September 30, 2025 and 2024, the Company did not sell any marketable securities.

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

The Company periodically reassesses the amount and timing of estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 6.9% as of September 30, 2025.

There are a number of factors that could materially affect the amount and timing of the contingent $15.0 million milestone and royalty payments, some of which are not within the Company’s control. Such factors include, but are not limited to, changes in the projected market size, the introduction of competing products, patent protection matters, and regulatory product approval for ampreloxetine. The contingent liability was recognized using significant unobservable inputs. These inputs were derived using internal management estimates and reflect management’s judgements and forecasts. The significant unobservable inputs include the forecasted revenues, the probability and timing of the regulatory milestone, and the expected term of the royalty stream, as well as the overall probability of ampreloxetine’s success. These estimates are considered Level 3 fair value inputs. A significant change in certain unobservable inputs, such as the probability of ampreloxetine’s success, could result in a material increase or decrease to the effective interest rate of the contingent liability. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the contingent liability recognized would be extinguished as the Company would not be obligated to repay any of the funding amounts received from Royalty Pharma.

Changes to the contingent liability were as follows for the nine months ended September 30, 2025:

(In thousands)
Balance at December 31, 2024	$30,334
Non-cash interest expense accretion	1,879
Balance at September 30, 2025	$32,213

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

The contract derivative was recognized within non-current other assets on the condensed consolidated balance sheets and changes to the contract derivative fair value were as follows for the nine months ended September 30, 2025:

(In thousands)
Balance at December 31, 2024	$2,292
Unrealized gain	97
Balance at September 30, 2025	$2,389

For the nine months ended September 30, 2025, the increase in the contract derivative’s fair value was driven by a decrease in the estimated discount rate to 4.8% as of September 30, 2025, and an unrealized gain was recognized within interest and other income, net on the condensed consolidated statements of operations.

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

In February 2025, the Company received a $50.0 million Milestone Payment from Royalty Pharma, which was the maximum that the Company could have received, upon achieving certain milestone minimum royalty amounts that were met related to 2024 TRELEGY global net sales. Following the receipt of the $50.0 million, the remaining aggregate Milestone Payments available to the Company totaled $150.0 million, and the remaining fair value of the future contingent milestone and royalty assets was $144.2 million as of March 31, 2025.

On May 30, 2025, the Company entered into a definitive agreement to assign the Royalties to GSK for a one-time upfront payment of $225.0 million (the “Royalty Sales Agreement”) while retaining its right to receive the remaining potential $150.0 million in Milestone Payments from Royalty Pharma. The Company received the $225.0 million cash payment from GSK on June 27, 2025. The gain on the sale of the Royalties, for the nine months ended September 30, 2025, was presented as “net gain on realized contingent milestone and royalty assets” on the condensed consolidated statements of operations and was determined as follows:

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

As of September 30, 2025, the Company has subleased approximately 130,000 square feet of a total 162,000 square feet of its South San Francisco office and laboratory space to four unaffiliated companies. The Company’s sublease income is recognized as a reduction to rent expense within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company’s sublease income from its subleases is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Sublease income	$2,447	$2,204	$7,197	$6,498

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

As of September 30, 2024, the Company determined that the ceased occupancy of certain laboratory space in South San Francisco were indicators of impairment. Based on the Company’s impairment assessment as of September 30, 2024, the Company determined that the carrying values of two asset groups, consisting of vacant vivarium laboratory space and vacant general laboratory space (including related leasehold improvements) and comprising approximately 22,000 square feet, exceeded the estimated undiscounted future cash flows of the two asset groups under the current sublease market conditions. The Company had previously recognized a non-cash impairment charge of $3.0 million for the three and six months ended June 30, 2024 related to the two asset groups. Under ASC 360, Property, Plant, and Equipment, the Company proceeded to update the estimated the fair value of the two asset groups as of September 30, 2024. The Company applied a discounted cash flow method to estimate the fair values of the two asset groups, which represented Level 3 non-recurring fair value measurements. The estimated fair values of the two asset groups were determined by discounting the estimated sublease net cash flows based on the Company’s estimates and assumptions including, but not limited to, expected sublease rental income of $1.4 million, an annual discount rate of 9.7%, and other variable lease-related expenses to be incurred during the subtenant search period.

As a result of its updated impairment analysis, the Company recognized a non-cash impairment charge of $1.5 million for the three months ended September 30, 2024, based on the amount of excess carrying value of the two asset groups over its estimated fair values. In aggregate, the Company recognized a total non-cash impairment charge of $4.5 million for the nine months ended September 30, 2024. The impairment amount is presented in the Company’s condensed consolidated statements of operations within “Impairment of long-lived assets”. As of September 30, 2025, no further indicators of impairment of long-lived assets have been identified.

9. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense included in the condensed consolidated statements of operations was recognized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Research and development	$1,080	$1,111	$3,137	$3,727
Selling, general and administrative	3,496	3,852	10,859	11,840
Total share-based compensation expense	$4,576	$4,963	$13,996	$15,567

Share-Based Compensation Option and Award Activity

The following tables summarize option and RSU activity (including market-based and performance-contingent RSUs) for the three and nine months ended September 30, 2025 and 2024:

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2024	1,896,908		$15.53	3,955,487
Granted	—		—	1,311,088
Exercised/Released	—		—	(619,026)
Forfeited	—		—	(163,160)
Outstanding at March 31, 2025	1,896,908		15.53	4,484,389
Granted	169,806		—	74,543
Exercised/Released	—		—	(413,240)
Forfeited	—		—	(44,996)
Expired	(50,500)		—	—
Outstanding at June 30, 2025	2,016,214	6.02	14.91	4,100,696
Granted	—		—	12,500
Exercised/Released	(25,000)		—	(336,744)
Forfeited	(562)		—	(39,854)
Expired	(6,500)		—	—
Outstanding at September 30, 2025	1,984,152	5.86	14.96	3,736,598

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2023	2,305,876		$18.65	3,995,750
Granted	—		—	60,976
Exercised/Released	—		—	(656,431)
Forfeited	—		—	(325,441)
Expired	(6,000)		—	—
Outstanding at March 31, 2024	2,299,876		18.62	3,074,854
Granted	165,032		—	1,987,121
Exercised/Released	—		—	(357,038)
Forfeited	—		—	(175,781)
Expired	(204,000)		—	—
Outstanding at June 30, 2024	2,260,908	5.49	17.53	4,529,156
Granted	—		—	58,750
Exercised/Released	—		—	(297,284)
Forfeited	—		—	(8,962)
Expired	(362,000)		—	—
Outstanding at September 30, 2024	1,898,908	6.25	15.53	4,281,660

10. Income Taxes

For the three and nine months ended September 30, 2025, the Company recognized an income tax benefit and income tax expense of $6.5 million and $11.3 million, respectively, which were primarily related to the net gain on realized contingent milestone and royalty assets arising from the sale of the Company’s TRELEGY royalties to GSK in May 2025.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for US federal tax purposes stemming from the effects of the TRC Transaction. As of September 30, 2025, the Company does not believe a valuation allowance against its deferred tax assets should be re-established to offset its deferred tax assets for US federal tax purposes. As of September 30, 2025, the Company continues to maintain a full valuation allowance in certain states, including California, and other jurisdictions.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes introduced by the OBBBA do not have a material impact on the Company’s annual effective tax rate for 2025.

11. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of September 30, 2025, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

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

As of October 31, 2025, the Company has settled all litigation with Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the one remaining generic company, Mankind Pharma Ltd., along with certain affiliates, remains pending.

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

Under the terms of the Viatris Agreement, as amended, as of September 30, 2025, we were eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding the China Region) of up to $205.0 million in the aggregate with $160.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $160.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $150.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$250.0 million	$25.0 million
$500.0 million	$50.0 million
$750.0 million	$75.0 million

To achieve the $25.0 million sales milestone for the year ending December 31, 2025, approximately $54.0 million in US net sales is required in the fourth quarter of 2025. By comparison, YUPELRI US net sales totaled $66.7 million in the fourth quarter of 2024.

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

As of September 30, 2025, we were also eligible to receive additional potential sales and regulatory milestones of up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with achieving regulatory milestones related to future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

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

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$71,363	$62,189	$9,174	15%	$196,037	$171,945	$24,092	14%
YUPELRI net sales (Theravance Biopharma implied 35%)	24,977	21,766	3,211	15	68,613	60,181	8,432	14

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

In June 2022, we held a Type C meeting with the FDA. From this meeting, we aligned on a path to a New Drug Application (“NDA”) filing with one additional Phase 3 clinical study (CYPRESS) in MSA patients with symptomatic nOH, using the OHSA composite score as the primary endpoint. This Phase 3 study was initiated in the first quarter of 2023, and the last patient was enrolled in the open label period of the study in late-August 2025. We expect top-line data to be available in the first quarter of 2026. In May 2023, we announced that the FDA granted Orphan Drug Designation status to ampreloxetine for the treatment of symptomatic nOH in patients with MSA.

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

As of September 30, 2025, a total of $150.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $25.0 million if Royalty Pharma receives $260.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.06 billion or (ii) $50.0 million if Royalty Pharma receives $295.0 million or more in royalty payments from GSK with respect to 2025 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.41 billion. Achievement of either the $25.0 million or $50.0 million milestone in 2025 would not require an increase in global net sales compared to 2024, as the $3.46 billion in global net sales achieved in 2024 exceeds the threshold necessary to trigger the higher $50.0 million milestone payment in 2025.

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

Total 2024 TRELEGY global net sales represented a 26% increase compared to 2023, and TRELEGY is currently expected to generate global peak sales of approximately $4.0 billion in 2026 according to consensus estimates. TRELEGY global net sales for the three and nine months ended September 30, 2025 were $979 million and $2.92 billion, respectively, which represented 24% and 13% year-over-year growth, respectively.

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

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$71,363	$62,189	$9,174	15%	$196,037	$171,945	$24,092	14%
YUPELRI net sales (Theravance Biopharma implied 35%)	24,977	21,766	3,211	15	68,613	60,181	8,432	14

Our recognized revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Viatris collaboration agreement	$19,990	$16,868	$3,122	19%	$54,073	$45,627	$8,446	19%
Licensing revenue	—	—	—	NM	7,500	—	7,500	NM
Total revenues	$19,990	$16,868	$3,122	19%	$61,573	$45,627	$15,946	35%

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

For the three and nine months ended September 30, 2025, we recognized revenue of $20.0 million and $54.1 million, respectively, under the Viatris collaboration agreement. These amounts represented increases of 19%, compared to the corresponding periods in the prior year. The increases were primarily attributed to higher net sales of YUPELRI, which grew 15% year-over-year in the third quarter and were driven by customer demand growth of 6% and improved net pricing due to favorable channel mix. We view customer demand as the primary driver for the brand and believe improvements to net pricing will likely moderate in the future.

For the nine months ended September 30, 2025, we also recognized $7.5 million in licensing revenue related to YUPELRI’s regulatory approval by China’s National Medical Products Administration (“NMPA”) in June 2025.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Employee-related	$2,790	$2,829	$(39)	(1)%	$10,256	$9,345	$911	10%
Share-based compensation	1,080	1,111	(31)	(3)	3,137	3,727	(590)	(16)
External-related	3,453	4,448	(995)	(22)	14,209	12,658	1,551	12
Facilities and other allocated expenses	789	880	(91)	(10)	2,452	2,460	(8)	(0)
Total research & development	$8,112	$9,268	$(1,156)	(12)%	$30,054	$28,190	$1,864	7%

R&D expenses decreased by $1.2 million for the three months ended September 30, 2025 compared to the prior year period. The $1.2 million decrease was primarily attributed to a $1.0 million decrease in external-related expenses which was primarily driven by the completion of the CYPRESS study enrollment in August 2025 and partially offset by incremental NDA and regulatory-related activities associated with ampreloxetine

R&D expenses increased by $1.9 million for nine months ended September 30, 2025 compared to the prior year period. The $1.9 million increase was primarily attributed to a $1.6 million increase in external-related expenses which was primarily driven by the continued progression of the CYPRESS study and incremental NDA and regulatory-related activities associated with ampreloxetine.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative	$18,333	$16,875	$1,458	9%	$55,132	$50,673	$4,459	9%

Total SG&A expenses were $18.3 million for the three months ended September 30, 2025. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $14.8 million for the third quarter of 2025 and were comprised of $7.5 million of general and administrative (“G&A”) expenses and $7.3 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) were $13.0 million for the third quarter of 2024 and were comprised of $6.6 million of G&A expenses and $6.4 million of SM&M expenses.

Third quarter of 2025 G&A expenses (excluding SBC) increased by $0.9 million compared to the prior year period and were primarily due to one-time legal costs. Excluding the one-time legal costs, G&A expenses (excluding SBC) were relatively flat compared to the prior year period. SM&M expenses (excluding SBC) increased by $0.9 million in the third quarter of 2025 compared to the prior year period and were primarily due to pre-launch medical affairs and commercialization expenses associated with ampreloxetine.

Total SG&A expenses were $55.1 million for the nine months ended September 30, 2025. Excluding SBC, total SG&A expenses were $44.3 million and were comprised of $23.0 million of G&A expenses and $21.3 million of SM&M expenses. Total SG&A expenses (excluding SBC) were $38.8 million for the prior year period and were comprised of $20.3 million of G&A expenses and $18.5 million of SM&M expenses.

The $2.7 million increase in year-to-date G&A expenses (excluding SBC) compared to the prior year period was primarily due to one-time legal costs. Excluding the one-time legal costs, G&A expenses (excluding SBC) were 3% lower compared to the prior year period driven by cost savings initiatives. SM&M expenses (excluding SBC) increased by $2.8 million year-to-date 2025 compared to the prior year period and was primarily due to pre-launch medical affairs and commercialization expenses associated with ampreloxetine and an increase in employee-related expenses.

Total SBC related to SG&A expenses were $3.5 million and $10.9 million for the three and nine months ended September 30, 2025, respectively, and $3.9 million and $11.8 million for the three and nine months ended September 30, 2024, respectively.

Impairment of Long-Lived Assets

Impairment of long-lived assets, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change			Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%		2025	2024	$	%
Impairment of long-lived assets (non-cash)	$—	$1,562	$(1,562)	NM	%	$—	$4,513	$(4,513)	NM	%

For the three and nine months ended September 30, 2024, we recognized non-cash impairment charges of $1.6 million and $4.5 million, respectively, related to our vacant laboratory spaces and related leasehold improvements in South San Francisco, California, which were on the market for sublease. There was no charge for impairment of long-lived assets recognized for the three and nine months ended September 30, 2025.

Net Gain on Realized Contingent Milestone and Royalty Assets

Net gain on realized contingent milestone and royalty assets was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Net gain on realized contingent milestone and royalty assets	$—	$—	$—	—%	$75,137	$—	$75,137	NM	%

For the nine months ended September 30, 2025, we recognized a $75.1 million net gain on contingent milestone and royalty assets resulting from the sale of our TRELEGY royalties to GSK. This net gain reflects total cash proceeds of $225.0 million from GSK, less (i) the contingent milestone and royalty assets carrying value of $144.2 million and (ii) transaction costs of $5.7 million. We received the $225.0 million from GSK in June 2025.

Although we sold the future royalties related to TRELEGY, we retained the right to receive the potential remaining $150.0 million in Milestone Payments from Royalty Pharma if certain TRELEGY global nets sales thresholds are achieved in 2025 and 2026.

Interest Expense

Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Ampreloxetine royalty contingency (non-cash)	$(573)	$(630)	$57	(9)%	$(1,879)	$(1,903)	$24	(1)%

Interest expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2025, respectively, and represented non-cash interest expense associated with the $25.0 million received from Royalty Pharma in July 2022 to partially fund the CYPRESS study. We do not anticipate having any cash interest expense in the foreseeable future.

Interest and Other Income, Net

Interest and other income, net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Interest and other income, net	$4,139	$1,415	$2,724	193%	$6,534	$3,977	$2,557	64%

Interest and other income, net, increased by $2.7 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, compared to the prior year periods. The increases were primarily attributable to an increase in interest income related to an increase in our cash, cash equivalents, and marketable securities balances.

Provision for Income Tax Benefit (Expense)

The provision for income tax benefit (expense), as compared to the prior year comparable periods, was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(In thousands)	2025	2024	$	%	2025	2024	$	%
Provision for income tax benefit (expense)	$6,504	$(2,646)	$9,150	(346)%	$(11,308)	$(5,216)	$(6,092)	117%

For the nine months ended September 30, 2025, we recognized an income tax expense of $11.3 million which was primarily attributed to the net gain on realized contingent milestone and royalty assets arising from the sale of our TRELEGY royalties in May 2025. For the prior year comparable period, the $5.2 million income tax expense was primarily related to uncertain tax positions, as well as interest expense on our uncertain tax position liability which we began to accrue in the fourth quarter of 2023. For the three months ended September 30, 2025, we recognized an income tax benefit of $6.5 million driven by a favorable true-up related to taxes from the May 2025 TRELEGY royalty sale.

Liquidity and Capital Resources

As of September 30, 2025, we had approximately $332.7 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

In February 2025, we received a $50.0 million milestone from Royalty Pharma, which was the maximum that we could have received related to 2024 TRELEGY global net sales, and in June 2025, we received $225.0 million from GSK related to the Royalty Sales Agreement transaction.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the clinical trial outcome for ampreloxetine, expenses being higher than anticipated, the sales levels of YUPELRI, whether, when and on what terms we are able to enter into new collaboration arrangements, and the need to satisfy contingent liabilities, including tax, litigation matters, and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of our condensed consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year comparable periods, were as follows:

	Nine Months Ended September 30,
(In thousands)	2025	2024	Change
Net cash provided by (used in) operating activities	$244,605	$(10,633)	$255,238
Net cash used in investing activities	(105,872)	(3,402)	(102,470)
Net cash used in financing activities	(1,757)	(2,132)	375

Net cash flows provided by (used in) operating activities

Net cash provided by operating activities was $244.6 million for the nine months ended September 30, 2025, consisting of net income of $44.9 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $6.9 million and a net increase in cash resulting from changes in operating assets and liabilities of $192.9 million. The net increase in cash resulting from changes in operating assets and liabilities included a $50.0 million TRELEGY milestone payment from Royalty Pharma in February 2025 and cash proceeds of $225.0 million from GSK in June 2025 resulting from the sale of our TRELEGY royalties.

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

Net cash flows used in investing activities

Net cash used in investing activities was $105.9 million for the nine months ended September 30, 2025, consisting primarily of net cash outflows from the purchase and maturities of marketable securities.

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2024, consisting of cash outflows from the net purchase and maturities of marketable securities of $3.3 million and cash outflows from the purchase of property and equipment of $0.1 million.

Net cash flows used in financing activities

Net cash used in financing activities was $1.8 million for the nine months ended September 30, 2025, consisting primarily of $2.1 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations which was partially offset by $0.3 million cash inflows related to the exercise of employee share options.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of September 30, 2025. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of September 30, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the third quarter of the year ending December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 31, 2025, we have settled all litigation with Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the U.S. on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the U.S. Department of Justice and the Federal Trade Commission. The patent litigation against the one remaining generic company, Mankind Pharma Ltd., along with certain affiliates, remains pending.

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

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in pharmaceutical discovery and development since 1997. We may never generate sufficient cash or revenue to achieve sustainable cash flow or profitability from our operations. For the three and nine months ended September 30, 2025, we recognized net income of $3.6 million and $44.9 million, respectively. Our profitability for the nine months ended September 30, 2025 was largely driven by a one-time net gain resulting from the sale of our TRELEGY royalties in May 2025. For comparison, we recognized net losses of $56.4 million and $55.2 million for the year ended December 31, 2024 and 2023, respectively. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $920.7 million as of September 30, 2025. We may continue to incur net losses over the next several years due to expenditures relating to the development of our current product candidate, which we are advancing through later stage clinical studies without a partner and which we are preparing to potentially commercialize. In addition, we may invest strategically in efforts to continue to support our business. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our commitment of resources to the continued development of ampreloxetine and YUPELRI will require ongoing funding, and we expect our sales, marketing, and medical affairs expenditures may increase in future years as we prepare for the potential commercial launch of ampreloxetine. Our operating expenses also will increase if, among other things:

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

Our partner may not fulfill their obligations under our agreements, and, in certain circumstances, they or we may terminate our partnership with them. For example, in June 2023, we received notice from Pfizer terminating the License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”) regarding our preclinical program for skin targeted, locally acting pan Janus kinase (JAK) inhibitors that can be rapidly metabolized as of October 2023. We have discontinued our JAK inhibitor research program. We may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product or product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of products and product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the products and product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing products and product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $332.7 million.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. We are subject to new, evolving, or revised tax laws and regulations in such jurisdictions, and the enactment of or increases in taxes, or other changes in the application of existing taxes, in such jurisdictions may have an adverse effect on our business or on our results of operations. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in our mix of earnings in countries with differing statutory tax rates, changes in valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including possible US tax reform and contemplated changes in other countries of long-standing tax principles. These and other similar changes, if finalized and adopted, could have a material impact on our income tax expense and deferred tax balances. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBBA”) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. The changes introduced by the OBBBA do not have a material impact on the Company’s annual effective tax rate for 2025.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of September 30, 2025, we owned a total of 125 issued US patents and 664 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents with respect to a product candidate is threatened, it could dissuade companies from collaborating with us to develop product candidates and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of our product candidates, the effective patent lives of the related product candidates could be reduced.

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

The FDA’s shift toward “radical transparency,” including plans to release future complete response letters promptly after they are issued to sponsors, could have an adverse impact on our business and adversely affect our commercial prospects.

In July 2025, the FDA announced a policy shift toward public disclosure of complete response letters issued for drugs that had not been approved. Additionally, in September 2025, the FDA announced that it will release future complete response letters promptly after they are issued to sponsors and the agency released a number of unpublished complete response letters issued since 2024 associated with pending or withdrawn applications. Although the FDA has stated that all released letters will be redacted to remove confidential commercial information, trade secrets, and personal private information, public disclosure of any such letters we may receive could expose detailed information regarding our clinical data, chemistry, manufacturing and controls, or regulatory strategy. Although we have not received a complete response letter and, if we do in the future receive one, we intend to coordinate closely with the FDA to protect proprietary information, there is no assurance that such efforts will be successful or that any inadvertent disclosures will be remedied. Moreover, once published, we may have limited ability to correct or contextualize the FDA’s statements. As a result, this new policy of radical transparency could result in unforeseen reputational, operational, financial, and legal consequences for our company

Any public release of any complete response letter for our product candidate could materially and adversely affect our business and result in unforeseen reputational, operational, financial, and legal consequences. Such publication, among other things, may:

●	lead to negative publicity and loss of investor confidence, causing significant volatility in our stock price;

●	damage relationships with collaborators, suppliers, and current or potential partners;

●	create or amplify litigation risk;

●	trigger heightened SEC scrutiny of our disclosure practices; or

●	delay or complicate ongoing regulatory interactions, particularly if deficiencies cited by the FDA are discussed publicly before resolution.

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

EU Member States and other jurisdictions where we operate, such as Switzerland and the UK, have adopted data protection laws and regulations, which impose significant compliance obligations. For example, the General Data Protection Regulation including the local implementation legislation in EU member states and the UK (collectively “GDPR”), imposes strict obligations and restrictions on the ability to collect, analyze, use, store, disclose, transfer or otherwise process personal data, including health data from clinical trials subjects and adverse event reporting. Switzerland has adopted laws that impose restrictions and obligations similar to the GDPR. The GDPR and Switzerland’s data protection laws impose a broad range of requirements and obligations relating to the processing and protection of personal data, including obligations to having legal bases for processing personal data (which may result in some instances in obtaining the consent of the individuals to whom the personal data relate), providing detailed information about the processing activities to the individuals, ensuring that personal data is deleted or anonymized after they are no longer needed for the purposes for which they are collected, ensuring that personal data are adequately protected, ensuring that security incidents are detected, handled and reported to individuals and competent authorities where required, and allowing individuals to exercise their privacy rights. Other obligations relate to restrictions on sharing of personal data with third parties and transferring personal data out of the European Economic Area (“EEA”), Switzerland, or the UK to third countries including the US, having contracting arrangements in place where required (such as with clinical trial sites and vendors), appointing data protection officers, conducting data protection impact assessments, responding to privacy rights requests and keeping records of processing activities. Data protection authorities from the different EU Member States and the EEA may interpret the GDPR and applicable related national laws differently which could effectively result in requirements additional to those currently understood to apply under the GDPR. Further, the UK Government may amend/update UK data protection law, which may result in changes being required to our business operations and potentially incur commercial cost. In addition, guidance on implementation and compliance practices may be updated or otherwise revised, which adds to the complexity of processing personal data in the EEA and the UK. When processing personal data of subjects in the EU, we have to comply with applicable data protection and electronic communications laws. In particular, as we rely on service providers processing personal data of data subjects in the EU, we have to enter into suitable contract terms with such providers and receive sufficient guarantees that such providers meet the requirements of the applicable data protection laws, particularly the GDPR which imposes specific and relevant obligations. Enforcement by EU and UK regulators is active, and failure to comply with the GDPR or applicable Member State law may result in substantial fines. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with data protection authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

The Bipartisan Budget Act of 2018, among other things, amended the Healthcare Reform Act to increase the point-of-sale discounts that manufacturers must agree to offer under the Medicare Part D coverage discount program from 50% to 70% off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, through January 1, 2024. Civil monetary penalties could have been applied if a manufacturer fails to provide these discounts in the amount of 125% of the discount that was due (the coverage gap has been eliminated effective 2025 under the IRA).

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

Based solely on our review of publicly available filings, as of September 30, 2025, our three largest shareholders collectively owned 43.2% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 5. OTHER INFORMATION

Trading Plans

During the three months ended September 30, 2025, none of our Section 16 officers or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K, except as described in the table below:

Rule 10b5-1
			Duration of Trading	Trading Arrangement?	Number of Ordinary
Name and Title	Action	Date	Arrangement	(Y / N) (1)	Shares to be Sold
Rhonda F. Farnum, Chief Business Officer and Senior Vice President, Commercial & Medical Affairs	Adoption	September 3, 2025	September 3, 2025 - December 3, 2026	Y	Up to 88,762
(1)	Denotes whether the trading plan is intended to satisfy the affirmative defense Rule 10b5-1(c) of the Exchange Act.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended September 30, 2025, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: November 12, 2025	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)