Form 10-K
period 2025-12-31
Theravance Biopharma, Inc.
filed 2026-03-23
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $448.6 million, based upon the closing price of $11.03 on the Nasdaq Global Market on June 30, 2025.

On February 28, 2026, there were 51,492,924 of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement to be issued in conjunction with the registrant’s 2026 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

THERAVANCE BIOPHARMA, INC.

2025 Form 10-K Annual Report

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

Recent Significant Developments

Ampreloxetine Phase 3 Clinical Study Top-line Results

On March 3, 2026, we announced that our ampreloxetine Phase 3 clinical study (CYPRESS) in development for the treatment of symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy did not meet its primary endpoint in the Orthostatic Hypotension Symptom Assessment composite score. As a result of this outcome, we have decided to wind down the ampreloxetine program.

Strategic Review Committee

In connection with the CYPRESS study results, the Strategic Review Committee of our Board of Directors (the "Committee") is accelerating its ongoing review of alternatives to maximize value for shareholders. Since its formation in 2024, the Committee has been working on an ongoing basis with Lazard, its independent financial advisor, to evaluate opportunities available to the Company, including under multiple potential outcomes for the CYPRESS study. Building upon this work, the Committee will act with urgency to evaluate a broad range of value maximizing and tax efficient alternatives, including but not limited to a sale of the Company. There can be no assurance that the Committee's strategic review process will result in any transaction. We do not intend to disclose further developments on this review process unless and until it determines that such disclosure is appropriate or necessary. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to assess whether the data merits further regulatory discussion. This assessment is intended to provide the Committee with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance that any additional regulatory engagement will occur.

Organizational Restructure

While the Committee accelerates its review, we are implementing an organizational restructuring (the “Restructuring”) to streamline costs and align our resources with our commercial focus on YUPELRI. The Restructuring will involve winding down our R&D function and significantly reducing our G&A function. The Restructuring is expected to reduce operating expenses by approximately 60%, relative to 2025 operating expenses of $111.1 million. The full run-rate cost savings of approximately $70 million are expected to be realized beginning in the third quarter of 2026.

YUPELRI Net Sales Growth

In 2025, YUPELRI experienced net sales growth and reached launch-to-date highs in annual net sales and brand profitability. Through the combined commercialization efforts with our partner Viatris Inc., total YUPELRI net sales increased by 12% to $266.6 million in 2025 compared to 2024. Customer demand grew 7% in 2025 compared to 2024. In addition, in January 2026, we received a $25.0 million milestone payment for the achievement of $250.0 million in US net sales in 2025.

Sale of TRELEGY® Royalties

In June 2025, we sold our remaining royalty interest in the global net sales of TRELEGY to GSK plc for $225.0 million while retaining our right to receive up to $150.0 million in remaining potential milestone payments from Royalty Pharma Investments. The sales transaction represented the first outcome of the ongoing efforts of the Committee to assess all strategic alternatives available to us to unlock shareholder value.

Achievement of $50.0 Million TRELEGY® Royalty Milestone Payment for 2025

In February 2026, we received a $50.0 million maximum milestone payment from Royalty Pharma Investments associated with the achievement of certain minimum royalty payments related to 2025 TRELEGY global net sales. As of December 31, 2025, we are eligible to receive up to $100.0 million in remaining milestone payments related to TRELEGY’s 2026 global net sales. TRELEGY’s 2025 global net sales of $3.91 billion would exceed the thresholds required to achieve the $100.0 million milestone in 2026 (based on $3.51 billion of global net sales).

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

Under the terms of the Viatris Agreement, as amended, we received a $25.0 million milestone payment for the achievement of $250.0 million in net sales in 2025. As of December 31, 2025, we were eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding China and adjacent territories) of up to $180.0 million in the aggregate with $135.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $135.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the EU and $125.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$500.0 million	$50.0 million
$750.0 million	$75.0 million

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$266,600	$238,626	$27,974	12%
YUPELRI net sales (Theravance Biopharma implied 35%)	93,310	83,519	9,791	12

In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan (collectively, the “China Region”). In November 2023, we learned that Viatris’ Phase 3 study of YUPELRI in China was positive, and the data were consistent with previous findings of YUPELRI’s strong efficacy. In June 2024, Viatris completed a registrational filing for YUPELRI in China, and in June 2025, we announced that Viatris had secured regulatory approval from China’s National Medical Products Administration (“NMPA”) for YUPELRI. The regulatory approval triggered a one-time $7.5 million milestone payment from Viatris which we received in July 2025. Viatris is responsible for all aspects of development and commercialization of YUPELRI in the China Region, including pre- and post-launch activities and product registration and all associated costs.

With respect to the China Region royalties, we are eligible to receive tiered royalties on net sales of nebulized revefenacin as follows:

YUPELRI China Region Net Sales Thresholds	Royalty Rate
(Annual)	Due from Viatris
≤ $75.0 million	14%
> $75.0 million to ≤ $150.0 million	17%
> $150 million	20%

As of December 31, 2025, we were also eligible to receive additional potential sales and regulatory milestones of up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with achieving regulatory milestones related to future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

YUPELRI China Region Net Sales	Sales Milestones
(Cumulative)	Due from Viatris
$100.0 million	$2.5 million
$200.0 million	$5.0 million
$400.0 million	$10.0 million
$800.0 million	$20.0 million

Ampreloxetine

Ampreloxetine is an investigational, once-daily norepinephrine reuptake inhibitor (“NRI”) intended for the treatment of multiple system atrophy (“MSA”) patients with symptomatic neurogenic orthostatic hypotension (“nOH”). nOH is caused by primary autonomic failure conditions and the majority of patients with MSA experience symptoms of nOH. Ampreloxetine has high affinity for binding to the norepinephrine (“NE”) transporter. By blocking the action of the NE transporter, ampreloxetine causes an increase in extracellular concentrations of norepinephrine. Ampreloxetine is wholly owned by Theravance Biopharma.

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

In July 2022, Royalty Pharma Investments (“Royalty Pharma”) agreed to invest up to $40.0 million to advance the development of ampreloxetine in MSA in exchange for unsecured low single-digit royalties. Royalty Pharma’s $40.0 million investment in ampreloxetine included a $25.0 million upfront payment received in July 2022 and an additional $15.0 million payment upon the first regulatory approval of ampreloxetine. In exchange, Royalty Pharma would receive future unsecured royalties of 2.5% on annual ampreloxetine global net sales up to $500.0 million and 4.5% on annual global net sales over $500.0 million. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the amounts invested by Royalty Pharma would not be repaid by us.

On March 3, 2026, we announced that the CYPRESS study did not meet its primary endpoint in the OHSA composite score. The primary endpoint, the change in OHSA composite score at Week 8 during the double-blind randomized withdrawal period, was not statistically significant. Similar trends were observed in the secondary endpoints at week 8. Changes in blood pressure, heart rate and norepinephrine levels confirmed a consistent pressor effect and reaffirmed ampreloxetine's biological activity. Ampreloxetine was generally well tolerated, with safety findings consistent with prior studies, including no signal of worsening of supine hypertension.

As a result of the CYPRESS study results, we have decided to wind down the ampreloxetine program. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to assess whether the data merits further regulatory discussion. This assessment is intended to provide us with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance that any additional regulatory engagement will occur.

Economic Interests and Other Assets

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

From and after January 1, 2023, for any calendar year starting with the year ended December 31, 2023 and ending with the year ending December 31, 2026, upon certain milestone minimum royalty amounts for TRELEGY being met, Royalty Pharma is obligated to make certain cash payments to us (the “Milestone Payments(s)”). In February 2025, we were informed by Royalty Pharma that the 2024 minimum royalty amount for TRELEGY was achieved based on $3.46 billion of 2024 TRELEGY global net sales, and we received the maximum $50.0 million Milestone Payment from Royalty Pharma in February 2025. Furthermore, in February 2026, we were informed by Royalty Pharma that the 2025 minimum royalty amount for TRELEGY was also achieved based on $3.91 billion of 2025 TRELEGY global net sales, and we received the maximum $50.0 million Milestone Payment from Royalty Pharma in February 2026.

As of February 28, 2026, a total of $100.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $50.0 million if Royalty Pharma receives $270.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.16 billion or (ii) $100.0 million if Royalty Pharma receives $305.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.51 billion.

Achievement of either the $50.0 million or $100.0 million milestone in 2026 would not require an increase in global net sales compared to 2025, as the $3.91 billion in global net sales achieved in 2025 exceeds the thresholds necessary to trigger either Milestone Payment in 2026. Total 2025 TRELEGY global net sales represented a 13% increase compared to 2024, and TRELEGY is currently expected to generate global peak sales of $4.3 billion in 2026 according to consensus estimates.

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

On June 2, 2025, we announced that we had entered into a definitive agreement to sell our remaining royalty interest in the global net sales of TRELEGY (as described above) to GSK for $225.0 million (the “TRELEGY Royalty Sales Agreement”) while retaining our right to receive up to $150.0 million in remaining potential Milestone Payments related to 2025 and 2026 TRELEGY global net sales from Royalty Pharma. We received the $225.0 million cash payment from GSK on June 27, 2025 and, as noted above, we received a $50.0 million Milestone Payment from Royalty Pharma in February 2026.

The TRELEGY Royalty Sales Agreement transaction represented the first outcome of the ongoing efforts of the Strategic Review Committee (the "Committee") of the board of directors. We announced in November 2024 that the board of directors had formed the Committee, composed entirely of independent directors, to assess all strategic alternatives available to us to unlock shareholder value. We remain focused on disciplined capital allocation and returning excess cash to shareholders, and the Committee will continue to evaluate a range of alternatives to further enhance shareholder value, though there can be no assurance that additional transactions will occur.

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

Manufacturing

We rely on a network of third-party contract manufacturing organizations to produce active pharmaceutical ingredients (“API”) and drug products. We believe that we and our partners have in-house expertise to manage this network of third-party manufacturers, and we believe that we are able to negotiate third-party manufacturing arrangements on commercially reasonable terms and that it is not necessary for us to rely on internal manufacturing capacity. However, if we are unable to obtain contract manufacturing or obtain such manufacturing on commercially reasonable terms, or if manufacturing is interrupted at one of our suppliers, whether due to regulatory or other reasons, we may not be able to develop or commercialize products.

Any inability to acquire sufficient quantities of API or drug product in a timely manner from current or future sources could disrupt any development programs, clinical trials or commercialization efforts. For more information, see the risk factor under the heading “There is a single source of supply for YUPELRI, and our business will be harmed if manufacturers are not able to satisfy demand and alternative sources are not available” of this Annual Report on Form 10-K.

Government Regulation

The development and commercialization of pharmaceutical products and product candidates by us, our collaboration partners and licensees, and those commercializing products in which we have an economic interest, such as GSK, are subject to extensive regulation by governmental authorities in the US and other countries. Before marketing in the US, any medicine must undergo rigorous preclinical studies and clinical studies and an extensive regulatory approval process implemented by the FDA under the Federal Food, Drug, and Cosmetic Act.

Outside the US, the ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities which are subject to equally rigorous regulatory obligations. The requirements governing the conduct of clinical studies, marketing authorization, pricing and reimbursement also vary widely from country to country. In any country, however, the commercialization of pharmaceutical products is permitted only if the appropriate regulatory authority is satisfied that we have presented adequate evidence of the safety, quality and efficacy of the product. For example, the EU has its own procedure for the authorization of eligible medicines, referred to as the centralized procedure, where a single application, evaluation and authorization can result in a single marketing authorization which covers all the EU Member States and also Iceland, Norway and Liechtenstein. A separate product licensing procedure applies in the United Kingdom (“UK”). From January 1, 2024, eligible UK marketing authorization applications can benefit from a new International Recognition Procedure that allows the UK regulatory authority, the MHRA, to conduct targeted assessments by recognizing approvals from trusted reference regulatory agencies in Australia, Canada, the EU, Japan, Singapore, Switzerland and the US. Within the EU and the UK, regulatory protections are afforded to medicinal products such as data exclusivity. On April 26, 2023, the European Commission adopted a proposal for a new Directive and a new Regulation. In April 2024, the European Parliament published its amendments to the Commission proposal and on December 11, 2025, the European Commission, European Parliament and Council reached an agreement on the revised legislation. The legislative proposal would change European Union pharmaceutical law with respect to regulatory data exclusivity, orphan market exclusivity, environmental risk assessment, medicines shortages and other topics. The final text of the reform proposal is expected to be endorsed and published in the first or second quarter of 2026 and, after a transition period, the new legislation is expected to start to apply from mid-2028.

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

The results of product development, preclinical studies and clinical studies must be submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information, and under the Pediatric Research Equity Act, certain applications for approval must also include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The submission of an NDA generally requires payment of a substantial user fee to the FDA under the Prescription Drug User Fee Act (“PDUFA”), subject to certain limited deferrals, waivers and reductions. FDA’s PDUFA performance goal is to review and act on 90 percent of priority new molecular entity (“NME”) NDA submissions within 6 months of the 60-day filing date, and to review and act on 90 percent of standard NME NDA submissions within 10 months of the 60-day filing date. The FDA may determine that a Risk Evaluation and Management Strategy is necessary to ensure that the benefits of a product outweigh its risks. At the end of the review period, the FDA communicates either approval of the NDA or issues a complete response letter (“CRL”) listing the application’s deficiencies. The CRL may require additional testing or information, including additional preclinical or clinical data, for the FDA to reconsider the application. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than the sponsor. FDA approval of any application may include many delays or never be granted. If FDA grants approval, an approval letter authorizes commercial marketing of the product candidate with specific prescribing information for specific indications. Post-approval modifications to the drug, such as changes in indications, labeling, or manufacturing processes or facilities, may require a sponsor to develop additional data or conduct additional preclinical studies or clinical trials, to be submitted in a new or supplemental NDA, which would require FDA approval.

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

If regulatory approval for a medicine is obtained, the approval to market the product will be limited to those diseases and conditions approved by the FDA and for which the medicine was shown to be effective, as demonstrated through clinical studies and specified in the medicine’s labeling. If this regulatory approval is obtained, a marketed medicine, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. The FDA ensures the quality of approved medicines, carefully monitoring manufacturers’ compliance with its current Good Manufacturing Practice (“cGMP”) regulations by conducting regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. Failure to comply with applicable cGMP requirements and conditions of product approval may lead the FDA to take enforcement actions or seek sanctions, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, withdrawal of FDA approval, seizure or recall of products, and criminal prosecution. The cGMP regulations for drugs contain minimum requirements for the methods, facilities, and controls used in manufacturing, processing, and packaging of a medicine. The regulations are intended to make sure that a medicine is safe for use, and that it has the ingredients and strength it claims to have. Discovery of previously unknown problems with a medicine, manufacturer or facility may result in restrictions on the medicine or manufacturer, including fines, issuance of warning letters, civil penalties, injunctions, suspension of manufacturing operations, operating restrictions, costly recalls, withdrawal of FDA approval, and criminal prosecution.

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

We, our collaboration partners, and licensees are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our drug development. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to suspend or delay issuance of approvals, seize products, withdraw approvals, enjoin violations, and initiate criminal prosecution, any one or more of which could have a material adverse effect upon our business, financial condition and results of operations.

Outside the US, the ability to market products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. Risks similar to those associated with FDA approval described above exist with the regulatory approval processes in other countries.

United States Healthcare Reform

The Patient Protection and Affordable Care Act, as amended (the “ACA”), substantially changed the way healthcare is financed by both governmental and private insurers, and impacts pricing and reimbursement of YUPELRI and the marketed drugs with respect to which we are entitled to royalty or similar payments, and related commercial operations. Certain provisions of the ACA have been subject to judicial challenges as well as efforts to modify them or to alter their interpretation or implementation. We expect that the ACA and other healthcare reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of products. Further, on July 4, 2025, the “One Big Beautiful Bill Act,” or “OBBBA,” was signed into law. The OBBBA is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage. It is unclear how these changes will impact the pharmaceutical industry. For more information, see the risk factor under the heading “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

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

Our ability, and the ability of our collaboration partners, licensees, or those commercializing products with respect to which we have an economic interest or right to receive royalties to commercialize our products successfully depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the US, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. The Inflation Reduction Act of 2022 (the “IRA”) established a new manufacturer discount program, Part B and Part D inflation rebates, and a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs without generic or biosimilar competition are capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Whether our product is selected for negotiation for a given year will depend on whether it is at least 7 years post-approval/licensure; whether it meets any of the exclusions from eligibility for selection for negotiation; its expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. Our understanding of whether and when our product is likely to be subject to selection for negotiation could evolve as the Drug Price Negotiation Program is implemented. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing. For example, at the federal level, the government has shown substantial interest in taking a variety of measures aimed at lowering US prescription drug prices to align with the lowest prices available for the same drugs in comparable developed nations (so called “most favored nation” pricing). In addition, pricing pressure may be further compounded by varying concentration at or consolidation among wholesalers, pharmacies, pharmacy benefit managers, private insurers, managed care organizations and other private payors. The reimbursement environment is described in greater detail under the risk factor “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” of this Annual Report on Form 10-K.

Coverage and Reimbursement

Market acceptance and sales of any product depend on reimbursement policies and may be affected by future healthcare reform measures in the US. Significant uncertainty exists as to the coverage and reimbursement status of any drug products. In the US and markets in other countries, sales of any products depend in part on the availability of reimbursement from third-party payers. Third-party payers include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payer will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the drug product. Third-party payers may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payers are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Products may not be considered by payers to be medically necessary or cost-effective for particular diseases or conditions. A payer’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

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

As of December 31, 2025, we owned a total of 119 issued US patents and 666 granted foreign patents, as well as additional pending US patent applications and foreign patent applications. The claims in these various patents and patent applications are typically directed to compositions of matter, including claims covering product candidates, crystalline forms, lead compounds and key intermediates, pharmaceutical compositions, methods of use and/or processes for making our compounds. Our patents and patent applications are also directed to other inventions made during the research and development process. Issued patents can be challenged, narrowed, invalidated, or circumvented, which could limit our ability to stop competitors from marketing similar products and threaten our ability to commercialize products. Our patent position, similar to other companies in our industry, is generally uncertain and involves complex legal and factual questions.

The patent rights relating to YUPELRI (revefenacin) inhalation solution currently consist of issued US patents, pending US patent applications and certain counterpart patents and patent applications in a number of jurisdictions, including Europe and China. In particular, our wholly-owned subsidiary Theravance Biopharma R&D IP, LLC owns the following US patents that are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluations (Orange Book) for YUPELRI (revefenacin) inhalation solution: US Patent No. 7,288,657, expiring on October 31, 2028 (including patent term extension); US Patent No. 8,541,451, expiring August 25, 2031; US Patent No. 9,765,028, expiring July 14, 2030; US Patent No. 10,550,081, expiring July 14, 2030; US Patent No. 11,008,289, expiring July 14, 2030; US Patent No. 11,484,531, expiring October 23, 2039; US Patent No. 11,691,948, expiring July 14, 2030; US Patent No. 11,858,898, expiring July 14, 2030; US Patent No. 12,048,692, expiring August 29, 2039; and US Patent No. 12,285,417, expiring August 29, 2039. Thus, the last to expire patent currently listed in the Orange Book for YUPELRI (revefenacin) inhalation solution expires on October 23, 2039.

Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation

Depending upon the timing, duration, and specifics of FDA approval of product candidates, some of our US patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, except that the period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension, and the extension must be applied for prior to expiration of the patent and within 60 days of approval. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

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

During January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a Paragraph IV certification with respect to five of our patents listed in the FDA’s Orange Book for YUPELRI on the date of our receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, we filed patent infringement suits against the generic companies in federal district courts, including the US District Court for the District of New Jersey, the US District Court for the District of Delaware, and the US District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of our Orange Book listed patents. We are seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe our patents. Additional patents covering YUPELRI, granted on July 4, 2023 and January 2, 2024, were subsequently listed in FDA’s Orange Book. We filed additional patent infringement suits in the US District Court for the District of New Jersey during August 2023 and January 2024. These suits have been consolidated with the above action. Further, the original complaint was amended during December 2023 to include certain patents not listed in the Orange Book.

In May 2024, we received notice from Qilu Pharmaceuticals Co., Ltd. (“subsequent ANDA filer”), that it had filed with the FDA an ANDA for a generic version of YUPELRI. The notice from the subsequent ANDA filer included a Paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In June 2024, we filed a patent infringement suit against the subsequent ANDA filer in the US District Court for the Eastern District of Pennsylvania. The complaint alleges that by filing the ANDA, the subsequent ANDA filer has infringed certain of our Orange Book listed patents.

Further method of treatment patents, with expiration dates of August 2039, were granted on July 30, 2024 and April 29, 2025 and were listed in the Orange Book. We filed additional patent infringement suits in the US District Court for the District of New Jersey during August 2024 and May 2025 against the generic companies remaining at that time. These suits have been consolidated with the action described above.

As of February 28, 2026, we have settled all litigation with Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the US Department of Justice and the Federal Trade Commission. The patent litigation against the one remaining generic company, Mankind Pharma Ltd., along with certain affiliates, remains pending. Pursuant to a stipulation filed with the court on December 18, 2025, patents related to polymorphs have been dismissed from the case and Mankind has accordingly agreed not to enter the market until after August 25, 2031 regardless of the outcome of the litigation. Method of treatment patents expiring in 2039 remain in the litigation.

This litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug development and commercialization efforts” of this Annual Report on Form 10-K.

Competition

The marketed products to which we are entitled to profit share revenue, royalty or similar payments are primarily focused on respiratory therapeutics. Our commercial infrastructure is focused primarily on the acute care setting. The medicine that we commercialize with our collaborative partner competes with existing, and expected future, market-leading medicines.

Many of our competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully depends largely on our ability to leverage our experience in drug development and commercialization to:

●	deliver medicines that are superior to other products in the market;
●	attract and retain qualified personnel;
●	maintain and enforce patent and/or other proprietary protection for our medicines and technologies;
●	maintain required regulatory approvals;
●	develop and effectively implement commercialization strategies, with or without collaborative partners; and
●	successfully collaborate with pharmaceutical companies in the development and commercialization of medicines.

YUPELRI (revefenacin) inhalation solution

YUPELRI competes predominantly with short-acting nebulized bronchodilators that are dosed three to four times per day. During 2023, Sunovion Pharmaceuticals Inc. voluntarily withdrew Lonhala® Magnair® (glycopyrrolate) from the US market due to limited utilization, leaving YUPELRI as the only approved nebulized LAMA.

Verona Pharma plc’s, now Merck & Co., Inc’s Ohtuvayre® (ensifentrine), a first-in-class, nebulized selective inhaled dual inhibitor of PDE3 and PDE4 received FDA approval in June 2024. Nebulized ensifentrine has the potential to be complementary to YUPELRI given that it is another nebulized treatment for COPD maintenance care and is positioned as an add-on to standard of care (“SOC”) therapy which includes LAMA + LABA.

Sanofi and Regeneron Pharmaceuticals, Inc. received US approval for their first-in-class IL-4/IL-13 monoclonal antibody (mAb), Dupixent® (dupilumab), for COPD in September 2024. The expanded indication is for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. Dupixent is also indicated for atopic dermatitis, asthma, chronic rhinosinusitis with nasal polyposis, eosinophilic esophagitis and prurigo nodularis.

GlaxoSmithKline, LLC, received US approval for their IL-5 mAb, Nucala® (mepolizumab), for COPD in May 2025. The expanded indication is for add-on maintenance treatment of adult patients with inadequately controlled COPD and an eosinophilic phenotype. Nucala is also indicated for asthma, chronic rhinosinusitis, eosinophilic granulomatosis with polyangitis, and hyper-eosinophilic syndrome.

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

Human Capital

As of December 31, 2025, we had 90 employees. Of these employees, 79 were based in the US, and 11 were based in Dublin, Ireland. As previously disclosed, we are implementing an organizational restructuring to streamline costs and align our resources with our commercial focus on YUPELRI. The restructuring will involve winding down the R&D function and significantly reducing the G&A function.

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

Reflected in our Core Values are behaviors that keep our people engaged and working collaboratively. Our employees are encouraged to ask questions, make suggestions, and provide input through many forms of corporate communication, such as an open-door policy, all-employee meetings, an anonymous online suggestion box, and an employee PULSE survey. Our employee PULSE survey is designed to assist us in measuring overall employee engagement, and we consistently achieve participation rates between 85% to 100%. Our 2025 survey scores averaged an overall score of 4.4 on a scale of 1 (Strongly Disagree) through 5 (Strongly Agree), and we received 98% participation from employees. These survey results provide important insight into our strengths as an organization and allow areas of opportunity to be identified and addressed.

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

Corporate Responsibility

We strive to build and maintain a positive workplace culture through both our business and human resources practices and policies. We work to eliminate discrimination and harassment in all its forms, including related to color, race, sex or gender, sexual orientation, gender identity, age, pregnancy, caste, disability, ethnicity, national origin, ancestry, religious beliefs, veteran status, uniformed service member status, or physical or mental disability. We strive to build and foster a culture where all employees feel empowered to be their authentic selves.

We have employee-led groups, which are open to all employees, that aim to improve attraction, retention, development, inclusion, and engagement of a talented and global workforce. We are committed to creating a workplace culture that values and celebrates our workforce. We believe that different experiences are essential for innovation and growth, and we are committed to creating an inclusive workplace where everyone feels welcomed, valued, and empowered, fueling our ability to collaborate and win together.

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

Financial Information About Geographic Areas

Information on our total revenues attributed to geographic areas and customers who represented at least 10% of our total revenues is included in “Item 8. Note 3. Segment Information, to our consolidated financial statements in this Annual Report on Form 10-K.

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

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	If YUPELRI’s acceptance by physicians, patients, third-party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product;

●	In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with us, we may not be able to develop or commercialize our partnered products as planned;

●	We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products more successfully than we do;

●	Our strategic review process may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our shareholders;

●	We are subject to extensive and ongoing regulation, oversight and other requirements by the FDA and failure to comply with these regulations and requirements may subject us to penalties that may adversely affect our financial condition or our ability to commercialize products;

●	We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as YUPELRI; and

●	We may not sustain profitability from our operations.

RISKS RELATING TO THE COMPANY

If YUPELRI’s acceptance by physicians, patients, third-party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product.

The commercial success of YUPELRI depends upon its acceptance by physicians, patients, third-party payors and the medical community in general. YUPELRI’s acceptance by these parties may not continue to grow as we have planned. YUPELRI competes predominately with short-acting nebulized bronchodilators that are dosed three to four times per day. See the Risk Factor entitled “We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products more successfully than we do” for additional information regarding the competitive landscape in which we operate. If physicians, patients, third-party payors, or the medical community in general believe that YUPELRI is not a preferred treatment option for those with COPD, do not continue to prescribe, fill prescriptions for, cover, or reimburse for YUPELRI, we may see declines, or fail to grow. In addition, we have experienced headwinds from an evolved channel mix and a lower realized net price. While we anticipate a more stable pricing environment and continued YUPELRI demand growth in 2026 and beyond, there can be no assurance that our and our partner Viatris’ efforts to improve our current pricing dynamics will be successful. See the Risk Factor entitled “Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties” for additional information regarding elements of the pricing landscape in which we operate. If YUPELRI’s acceptance and net price does not grow, or declines from previous levels, our business and financial results could be materially harmed.

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

If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with us, we may not be able to develop or commercialize our partnered products as planned.

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris will co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. Viatris is the NDA holder and is responsible for manufacturing, pricing and compliance matters as well as sales and marketing in the community setting. We are responsible for sales and marketing in the hospital setting. In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories and we are eligible to receive low double-digit tiered royalties on any net sales of nebulized revefenacin. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories. In connection with these agreements, Viatris has certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

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

We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products more successfully than we do.

Our ability to succeed in the future depends on our ability to demonstrate and maintain a competitive advantage with respect to our approach to the development and commercialization of medicines. Our objective has been to develop and commercialize small molecule medicines with superior efficacy, convenience, tolerability and/or safety. Medicine that we commercialize with our collaborative partner competes with existing, and we expect will compete with future, market-leading medicines.

Many of our current and potential competitors have substantially greater financial, technical and personnel resources than we have. In addition, many of these competitors have significantly greater commercial infrastructures than we have. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug development and commercialization to:

●	deliver medicines that are superior to other products in the market;

●	attract and retain qualified personnel;

●	maintain and enforce patent and/or other proprietary protection for our medicines and technologies;

●	maintain required regulatory approvals;

●	develop and effectively implement commercialization strategies, with or without collaborative partners; and

●	successfully collaborate with pharmaceutical companies in the development and commercialization of new medicines.

Pharmaceutical companies, including companies with which we collaborate, may invest heavily to quickly discover and develop or in-license novel compounds that could make our product obsolete. Accordingly, other companies may succeed in obtaining patent protection, conducting clinical trials, receiving FDA or equivalent regulatory approval outside the US or discovering, developing and commercializing medicines more successfully than we do. Other companies are engaged in the discovery of medicines that would compete with our product.

Any medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. Verona Pharma plc’s ensifentrine, a selective inhaled dual inhibitor of PDE3 and PDE4, was launched in the US in June 2024 as a maintenance treatment for adults with COPD and Sanofi and Regeneron Pharmaceutical, Inc.’s IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) recently received approval in the US for COPD for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

Our strategic review process may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our shareholders.

In November 2024, the board of directors announced the formation of a Strategic Review Committee of our Board of Directors (the "Committee") composed entirely of independent directors to assess all strategic alternatives to the Company, including those related to YUPELRI, ampreloxetine, and TRELEGY, with the objective of unlocking shareholder value. In March 2026, in connection with the announcement that our Phase 3 CYPRESS study did not meet its primary endpoint, the Committee accelerated its ongoing review of alternatives to maximize value for shareholders. Since its formation, the Committee has been working on an ongoing basis with Lazard, its independent financial advisor, to evaluate opportunities available to us, including under multiple potential outcomes for our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy. Building upon this work, the Committee is acting with urgency to evaluate a broad range of value maximizing and tax efficient alternatives, including but not limited to a sale of our company. As we proceed with the orderly wind down of the ampreloxetine program, we expect to complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to assess whether the data merits further regulatory discussion. This assessment is intended to provide the Committee with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance that any additional regulatory engagement will occur or that the Committee’s strategic review process will result in any transaction. Any potential strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives may be time-consuming, distracting, and disruptive to our business operations, which may cause concern to our employees, investors, strategic partners, and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We have and will continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. There can be no assurance that the Committee's strategic review process will result in any transaction. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our shareholders than that reflected in the current price of our common stock. Until the process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

We may not sustain profitability from our operations.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in pharmaceutical discovery and development since 1997. We may never generate sufficient cash or revenue to sustain positive cash flow or profitability from our operations. For the year ended December 31, 2025, we recognized net income of $105.9 million, and our profitability was largely driven by (i) a one-time net gain resulting from the sale of our TRELEGY royalties in May 2025 and (ii) the achievement of sales-related milestones for YUPELRI and TRELEGY in December 2025. For comparison, we recognized net losses of $56.4 million and $55.2 million for the year ended December 31, 2024 and 2023, respectively. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our consolidated balance sheets, which was $859.6 million as of December 31, 2025. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our operating expenses also will increase if, among other things:

●	we pursue clinical development of our products in new indications;

●	we increase the number of patents we are prosecuting or maintaining or otherwise expend additional resources on patent prosecution or defense or patent litigation; or
●	we acquire or in-license additional technologies, product candidates, products or businesses.

While we generate revenues and income from sales of YUPELRI and our economic and royalty interests, we may not generate significant profit from our operations in the near future. We could fail to meet our revenue expectations. If we or our collaborators or licensees are not able to successfully manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such products, and do so with desired margins, our expenses may exceed any revenues we may receive in the future.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, the sales levels of our approved product, unplanned expenses, expenses being higher than anticipated, revenue and cash receipts being lower than anticipated, and the need to satisfy contingent liabilities. Our ability to reach, and the time required to reach, and then to sustain, profitability from operations is uncertain. As a result, we may incur substantial losses in the future. Failure to become and remain profitable from operations would adversely affect the price of our securities and our ability to continue operations as planned.

There is a single source of supply for YUPELRI, and our business will be harmed if manufacturers are not able to satisfy demand and alternative sources are not available.

There is a single supplier of YUPELRI API, a single supplier of YUPELRI drug product and YUPELRI is warehoused in a single facility. We also depend on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers for clinical study purposes, and we depend on third-party suppliers for warehousing and storage of our existing API and drug product. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, any of these third-party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. For example, while we have not been directly or indirectly materially impacted, manufacturers, warehousing suppliers, and shipping suppliers are periodically impacted by natural disasters, accidents, labor disputes, labor shortages, regulatory actions, public health emergencies and geopolitical factors. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies or prevent us from developing any product candidate in a cost-effective manner or on a timely basis or adversely impact YUPELRI sales. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

Our manufacturing strategy presents the following additional risks:

●	because of the complex nature of many compounds, our manufacturers may not be able to successfully manufacture our APIs and/or drug products in a cost-effective and/or timely manner and changing manufacturers for our APIs or drug products could involve lengthy technology transfer, validation and regulatory qualification activities for the new manufacturer;

●	the processes required to manufacture certain APIs and drug products are specialized and available only from a limited number of third-party manufacturers; and

●	the availability of specialized materials needed to manufacture our APIs and drug products or YUPELRI.

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

Regulatory approval for any product candidate, if any, may include similar or other limitations on the indicated uses for which we can market our medicines or the patient population that may utilize our medicines, which may limit the market for our medicines or put us at a competitive disadvantage relative to alternative therapies. Failure to satisfy required post-approval requirements and/or commitments may have implications for a product’s approval and may carry civil monetary penalties.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2025 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “Paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a Paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, we received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a Paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of February 28, 2026, we have settled litigation with some of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. Based on publicly available information, we are not aware of any other Paragraph IV notifications with respect to other products in which we have an economic interest or right to receive royalties. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of the litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

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

If we are unable to enter into future collaboration arrangements or if any such collaborations are unsuccessful, we may be unable to fully develop and commercialize products and our business will be adversely affected.

We have a collaboration with Viatris for the development and commercialization of a nebulized formulation of revefenacin, which is a LAMA compound (including YUPELRI). Additional collaborations, if any, may be needed to progress additional programs and to commercialize the product candidates in our programs if approved by the necessary regulatory authorities.

Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. Furthermore, once we enter into a collaboration, our collaboration partners are frequently important for the success of the product or product candidate. For example, Viatris’ role in the commercialization of YUPELRI is important to the overall success of product. In addition, since we do not currently intend to progress our skin-selective pan-JAK inhibitor program internally, Pfizer was important to such program’s development. However, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our products or product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. For example, Viatris has a substantial existing product portfolio largely comprising generic products, other considerations and incentives that influence its resource allocation, and background, experiences, priorities, and internal organizational processes that differ from our own. As a result of these differing backgrounds, interests, and processes, Viatris may take actions that it believes are in its best interest, but which might not be in the best interests of either us or our other shareholders. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development or commercialization of product candidates, would limit the likelihood of successful commercialization of product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

If there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not receive Milestone Payments, which would harm our business and could cause the price of our securities to fall.

Through the milestone payment we may receive from Royalty Pharma if certain TRELEGY global net sales thresholds are met following our sale of our economic interest in TRELEGY (the “Milestone Payments”), we may participate economically in royalty payments from GSK with respect to the TRELEGY. However, we cannot assure you as to the amount, if any, we might receive. We have no access to non-public information regarding the development progress of, or plans for TRELEGY, and we have no current authority to enforce rights under the GSK Agreements assigned to TRC. However, if there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not realize the value we currently anticipate from the Milestone Payments, which would harm our business and may cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

If we lose key management, sales, or other personnel, or if we fail to attract and retain key employees, our ability to develop product candidates, commercialize our products and maximize shareholder value will be impaired.

We are highly dependent on principal members of our management team and other staff, and in particular, our Chief Executive Officer, Rick E Winningham, to operate our business. Mr. Winningham has significant pharmaceutical industry experience. The loss of Mr. Winningham’s services could impair our ability to develop and commercialize medicines and maximize shareholder value.

If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our business activities, which may cause the price of our securities to fall. The organizational restructuring announced in March 2026 may make retention of our current personnel both more important and more challenging.

In addition, our US operating subsidiary’s facility and most of its employees are located in northern California, headquarters to many other biotechnology and biopharmaceutical companies and many academic and research institutions. As a result, competition for certain skilled personnel in our market is intense. None of our employees have employment commitments for any fixed period of time and they all may leave our employment at will. If we fail to retain our qualified personnel or replace them when they leave, we may be unable to continue our business activities, and the price of our securities could fall.

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

If a disruption of information technology systems or security breach results in a loss of or damage to our data or regulatory applications, unauthorized access, use, or disclosure of, or the prevention of access to, confidential information, or other harm to our business, we could incur liability and reputational harm, we could be required to comply with federal and/or state breach notification laws and foreign law equivalents, we may incur legal expenses to protect our confidential information, the development of any product candidates could be delayed and the price of our securities could fall. For example, the loss of clinical trial data from clinical trials could result in delays in regulatory approval efforts and significantly increase costs to recover or reproduce the data. As another example, we may incur penalties imposed by the competent authorities in the EU Member States in case of breach of the EU rules governing the collection and processing of personal data, including unauthorized access to or disclosure of personal data. In addition, we may suffer damages as a result of civil claims, including potential class action claims, in response to security breaches. Although we have security and fraud prevention measures in place, we have been subject to immaterial payment fraud activity. In 2017, we filed a lawsuit (which has since been resolved) against a former employee for misappropriation of our confidential, proprietary and trade secret information. Moreover, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and sensitive data. These same risks also apply to our partners and vendors, who similarly hold sensitive and critical information related to our business in computer systems as well as any other third parties in our industry whose operations may indirectly affect our business. Such third parties are similarly potentially vulnerable to service interruptions and security breaches.

Global economic, political, and social conditions may harm our ability to do business, increase our costs and negatively affect our stock price.

Worldwide economic conditions remain uncertain due to current global economic challenges, war and hostilities in Ukraine and the Middle East, health emergencies, inflation, priorities of the US presidential administration and related changes in laws, regulations and policies, instability in the US banking and private credit sectors and other disruptions to global and regional economies and markets.

Further, development of any product candidate and/or regulatory approval may be delayed for other political events beyond our control. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the US presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. For example, a US federal government budget cuts, shutdown or budget sequestration, such as ones that occurred during 2013, 2018, and 2019, or actions by the current US presidential administration in 2026 to limit federal agency budgets and/or personnel, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of any product candidates or obtain regulatory approval for any product candidates. Further, future government shutdowns and/or cuts to federal budgets or personnel, including as a result of the US failing to raise the debt ceiling, could impact the ability of any party with which we might enter into a strategic transaction to access the public markets and obtain necessary capital.

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

External factors, such as potential terrorist attacks, acts of war, geopolitical and social turmoil, including the ongoing hostilities between Russia and Ukraine and those in the Middle East, similar events in many parts of the world or the worsening of such factors, could also prevent or hinder our ability to do business, increase our costs and negatively affect our stock price. These geopolitical, social, and economic conditions could harm our business.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. We are subject to new, evolving, or revised tax laws and regulations in such jurisdictions, and the enactment of or increases in taxes, or other changes in the application of existing taxes, in such jurisdictions may have an adverse effect on our business or on our results of operations. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in our mix of earnings in countries with differing statutory tax rates, changes in valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including possible US tax reform and contemplated changes in other countries of long-standing tax principles. These and other similar changes, if finalized and adopted, could have a material impact on our income tax expense and deferred tax balances. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBBA”) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. The changes introduced by the OBBBA did not have a material impact on the Company’s annual effective tax rate for 2025.

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

We were a passive foreign investment company, or “PFIC,” for 2014, but we were not a PFIC from 2015 through 2025, and we do not expect to be a PFIC for the foreseeable future.

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

Based upon our assets and income during the course of 2014, we believe that our Company and one of our Company’s wholly-owned subsidiaries, Theravance Biopharma R&D, Inc. was a PFIC for 2014. Based upon our assets and income from 2015 through 2025, we do not believe that our Company is a PFIC since 2015. Based on existing tax law, we do not expect to be a PFIC for the foreseeable future based on our current business plans and current business model. For any taxable year (or portion thereof) in which our Company is a PFIC that is included in the holding period of a US holder, the US holder is generally subject to additional US federal income taxes plus an interest charge with respect to certain distributions from Theravance Biopharma or gain recognized on a sale of Theravance Biopharma shares. Similar rules would apply with respect to distributions from or gain recognized on an indirect sale of Theravance Biopharma Ireland Limited. US holders of our ordinary shares may have filed an election with respect to Company shares held at any time during 2014 to be treated as owning an interest in a “qualified electing fund” (“QEF”) or to “mark to market” their ordinary shares to avoid the otherwise applicable interest charge consequences of PFIC treatment with respect to our ordinary shares. A foreign corporation will not be treated as a QEF for any taxable year in which such foreign corporation is not treated as a PFIC. QEF and mark to market elections generally apply to the taxable year for which the election is made and all subsequent taxable years unless the election is revoked with consent of the Secretary of Treasury. US holders of our ordinary shares should consult their tax advisers regarding the tax reporting implications with respect to any QEF and mark to market elections made with respect to our Company and with respect to their indirect interests in Theravance Biopharma R&D, Inc.

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

If sufficient capital is not available, we may have to further curtail operations or we could be forced to sell or license assets on terms that may not be favorable to us.

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $326.5 million.

Our future capital needs depend on many factors, including:

●	support and investments in YUPELRI, including funding our commercialization strategies and post marketing clinical studies;

●	the occurrence of events triggering Royalty Pharma’s obligations to make Milestone Payments to us;

●	the outcome of any licensing or partnering transactions;

●	responding to competitive pressures and competing technological developments;

●	the extent of our proprietary patent position in any approved products and product candidates;

●	our facilities expenses, which will vary depending on the time and terms of any facility lease or sublease we may enter into, and other operating expenses;

●	the scope and extent of the sales and marketing efforts, including our independent sales and marketing organization and medical affairs team;

●	litigation, potential litigation and other contingencies; and

●	the regulatory approval process for product candidates.

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

Our drug development efforts might not generate additional approvable drugs.

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

Clinical studies involving a product candidate may reveal that it is ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. We may interrupt or discontinue development of a product candidate if one or more clinical studies fails to demonstrate adequate safety or efficacy, or if undesirable side effects or unexpected safety issues arise. For example, in March 2026 we announced our decision to wind down the ampreloxetine program after our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy did not meet its primary endpoint. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to assess whether the data merits further regulatory discussion. There can be no assurance that any additional regulatory engagement will occur. In addition, regulatory authorities may interrupt, delay or halt clinical trials, and any efficacy or safety issues could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

Any adverse results from clinical or non-clinical studies or regulatory obstacles any product candidates or product may face would harm our business and the price of our securities could fall.

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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical program including, without limitation, any delays in our development program, any halting of development in our program, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our program, or any indication from clinical or non-clinical studies that the compounds in our program are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. There can be no assurance that any clinical or non-clinical study will be read out on the timeline we expect or at all, that the study will meet its endpoints, or that a product candidate will ultimately be found to be safe and effective. For example, in March 2026 we announced that our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy did not meet its primary endpoint and we are winding down the ampreloxetine program. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to assess whether the data merits further regulatory discussion. There can be no assurance that any additional regulatory engagement will occur.

If any product candidate is not approved by regulatory authorities, including the FDA, we will be unable to commercialize it.

The FDA must approve any new medicine before it can be marketed and sold in the US. We will not obtain this approval for a product candidate unless and until the FDA approves a New Drug Application (“NDA”). We, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that a product candidate complies with the regulatory requirements for the quality of medicinal products and is safe and effective for a defined indication before it can be approved for commercial distribution. FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity and novelty of the product candidate and involve the expenditure of substantial resources for research, development and testing. The FDA has substantial discretion in the drug approval process and may require us to conduct additional non-clinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, may lead to increased uncertainty regarding the approvability of new drugs. See the risk factor entitled “Any delay in commencing or completing clinical studies for product candidates or product and any adverse results from clinical or non-clinical studies or regulatory obstacles product candidates or product may face, would harm our business and the price of our securities could fall” above for additional information. In addition, the FDA has additional standards for approval of new drugs, including recommended advisory committee meetings for certain new molecular entities, and formal risk evaluation and mitigation requirements at the FDA’s discretion. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

We depend on third parties in the conduct of our non-clinical and clinical studies for product candidates.

We depend on independent clinical investigators, contract research and manufacturing organizations and other third-party service providers in the conduct of our non-clinical and clinical studies for product candidates. We rely heavily on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that our clinical studies are conducted in accordance with good clinical, laboratory and manufacturing practices (“GXPs”) and other standards as required by the FDA and foreign regulatory authorities, and the applicable protocol. Failure by these parties to comply with applicable regulations and practices in conducting studies of a product candidate can result in a delay in our development programs or non-approval of a product candidate by regulatory authorities.

The FDA, and equivalent authorities in other countries, enforce GXPs and other regulations through periodic inspections of trial sponsors, clinical research organizations (“CROs”), principal investigators and trial sites. If we or any of the third parties on which we have relied to conduct our clinical studies are determined to have failed to comply with GXPs (or other equivalent regulations outside the US), the study protocol or applicable regulations, the clinical data generated in our studies may be deemed unreliable. This could result in non-approval of a product candidate by the FDA, or equivalent authorities in other countries, or we, the FDA, or equivalent authorities in other countries may decide to conduct additional audits or require additional clinical studies, which would delay our development programs, could result in significant additional costs and cause the price of our securities to fall.

RISKS RELATED TO LEGAL AND REGULATORY UNCERTAINTY

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our current or future markets.

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of December 31, 2025, we owned a total of 119 issued US patents and 666 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from transacting or collaborating with us and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of product candidates, the effective patent lives of the related product candidates could be reduced.

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

Our commercial success depends in part on us and our partners not infringing the patents and proprietary rights of third parties. Third parties may assert that we or our partners are using their proprietary rights without authorization. There are third-party patents that may cover materials or methods for treatment related to a product. At present, we are not aware of any patent infringement claims that would adversely and materially affect our ability to develop any current product, but nevertheless the possibility of third-party allegations cannot be ruled out. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Furthermore, parties making claims against us or our partners may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize a product. Defense against these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties or pay royalties. In addition, even in the absence of litigation, we may need to obtain licenses from third parties to allow commercialization of a product, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize such product, which could harm our business significantly.

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 and 2025 based on newly-issued patents. A further lawsuit was filed during 2024 in response to a subsequent company seeking to market a generic version of YUPELRI. If these companies are found not to infringe one or more of our patents or the litigation results in one or more of our patents being invalidated, the generic companies may be able to launch their products prior to the expiration of the patents, which range from 2026 to 2039. Another Orange Book listed patent expiring in October 2028 remains unchallenged, meaning no generic could launch before this date. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on the ongoing litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of the litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations are unsuccessful, we may be unable to fully develop and commercialize products and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed, and the price of our securities could fall.

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

The risk that we may be sued on product liability claims is inherent in the development and commercialization of pharmaceutical products. Side effects of, or manufacturing defects in, products that we or our partners develop or commercialize could result in the deterioration of a patient’s condition, injury or even death. Once a product is approved for sale and commercialized, the likelihood of product liability lawsuits tends to increase. Claims may be brought by individuals seeking relief for themselves or by individuals or groups seeking to represent a class, asserting injuries based both on potential adverse effects described in the label as well as adverse events not yet observed. We also face an inherent risk of product liability exposure related to the testing of product candidates in human clinical trials. In addition, changes in laws outside the US are expanding our potential liability for injuries that occur during clinical trials. Product liability claims could harm our reputation, regardless of the merit or ultimate success of the claim, which may adversely affect our and our partners’ ability to commercialize our products and cause the price of our securities to fall. These lawsuits may divert our management from pursuing our business strategy and may be costly to defend. In addition, if we are held liable in any of these lawsuits, we may incur substantial liabilities and may be forced to limit or forgo further commercialization of the applicable products.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws, and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the Health Breach Notification Rule), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (“CCPA”) establishes certain requirements for data use and sharing transparency, and provides California consumers certain rights concerning the use, disclosure, and retention of their personal data. Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. Health-specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation involve, among other things, updates to our notices and the development of new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

In addition, we may obtain health information from third parties (e.g., healthcare providers who prescribe our products) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, (collectively, “HIPAA”). HIPAA imposes privacy and security obligations on covered entity health care providers, health plans, and health care clearinghouses, as well as their “business associates”—certain persons or entities that create, receive, maintain, or transmit protected health information in connection with providing a specified service or performing a function on behalf of a covered entity. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly receive individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA and subject to other civil and/or criminal penalties if we obtain, use, or disclose information in a manner not permitted by other privacy and data security and consumer protection laws.

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

As a result of the broad-scale release and availability of Artificial Intelligence (“AI”) technologies, such as generative AI, there is a global trend towards more regulation (e.g., the EU AI Act and AI laws passed in US states) to ensure the ethical and lawful use of AI, and the privacy and security of such AI and the data that it processes. Compliance with such laws will likely be an increasing and substantial cost in the future.

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

These privacy and data protection laws and regulations increase our responsibility and liability in relation to personal data that we process and compliance has been and is expected to continue to be difficult, constantly evolving, costly and time-consuming. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data protection laws, to protect against security incidents, or to alleviate issues caused by such incidents. Moreover, despite our efforts and the ever-changing threat landscape, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business. We rely on third party vendors and service providers to support various aspects of our business operations. However, these third parties may pose risks related to data security, compliance, and contractual obligations. A breach or failure by a third party to adequately protect our data could have adverse consequences for our business and reputation.

Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy and other healthcare payor and distributor cost-containment initiatives, may negatively impact us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties.

The efforts of federal and state governments, insurance companies, managed care organizations and other payors of health care costs, and distributors to contain or reduce costs that they or patients are charged may adversely affect us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties in regard to one or more of the following:

●	the ability to set and collect a price believed to be reasonable for products;

●	the ability to generate revenues and achieve profitability; and

●	the availability of capital.

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government . Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major regulatory or legislative initiatives, including those related to pricing of or reimbursement for prescription drugs. We expect we, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, distributors and additional legislative enactments and administrative policies.

The ACA contains a number of provisions that impact our business and operations, including those governing enrollment in federal healthcare programs, reimbursement changes, benefits for patients within a coverage gap in the Medicare Part D prescription drug program (commonly known as the “donut hole”; the coverage gap was eliminated effective 2025 under the Inflation Reduction Act of 2022 (the “IRA”) and was replaced with a new manufacturer discount program), rules regarding prescription drug benefits under the health insurance exchanges, changes to the Medicare Drug Rebate program, expansion of the Public Health Service Act’s 340B drug pricing program, fraud and abuse and enforcement. These changes have impacted previously existing government healthcare programs and have resulted in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. More recently, the OBBBA, signed into law in 2025, is projected to decrease federal health care spending by approximately $1 trillion by reducing Medicaid spending and enrollment and making changes to federal Medicare spending. The law also made changes to ACA marketplace enrollment that are projected to decrease the number of individuals with marketplace coverage

Future legislative or regulatory efforts at both the federal and state levels could have a material adverse effect on our industry generally and on the ability of us, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties to maintain or increase sales of existing products or to successfully commercialize product candidates, if approved.

The Budget Control Act of 2011, among other things, and in concert with subsequent legislation, has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2033(sequestration). Sequestration is currently set at 2%. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

The IRA sunset the coverage gap discount program starting in 2025 that was first enacted as part of the ACA, under which manufacturers agreed to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during the coverage gap period. A new manufacturer discount program replaced the previous program, requiring manufacturers to provide a 10% discount on a covered Part D drug where a beneficiary is in the initial phase of Part D coverage and a 20% discount where a beneficiary is in the catastrophic phase of Part D coverage, and establishes Part B and Part D inflation rebates. The IRA also created a Drug Price Negotiation Program under which the prices for Medicare units of certain high Medicare spend drugs and biologics without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price, with negotiated prices set to take effect starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Whether any of our marketed products are selected for negotiation for a given year will depend on whether they are at least 7 years post-approval/licensure; whether they meet any of the exclusions from eligibility for selection for negotiation, such as the exclusion of certain orphan drugs; their expenditures under Medicare Part B or Part D during a statutorily specified period; and whether a generic of the product has been determined to have come to market. These or any other legislative change could impact the market conditions for our products. We further expect continued scrutiny on pricing from Congress, agencies, and other bodies with respect to drug pricing.

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement limitations, marketing cost disclosure and transparency measures, and, in some cases, measures designed to encourage importation from other countries and bulk purchasing. For example, California has enacted a prescription drug price transparency law requiring prescription drug manufacturers to provide advance notice and explanation for price increases of certain drugs with prices that exceed a specified threshold, and to report new prescription drugs introduced to the market at a wholesale acquisition cost exceeding the Medicare Part D specialty drug threshold. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards (or similar entities) to review high-cost drugs and, in some cases, set upper payment limits. Some state legislatures have passed laws that regulate how manufacturers make the 340B Drug Pricing Program ceiling price available on the market.

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

The coverage and reimbursement status of products is uncertain. Failure to obtain or maintain adequate coverage and reimbursement for products could limit our ability to market those products and decrease our ability to generate revenue.

Initial and continued market acceptance and sales of products will depend on reimbursement policies and may be affected by future healthcare reform measures in the US. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will cover and establish payment levels. We cannot be certain that reimbursement will be available for any commercialized product. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, a product. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize products.

The pricing, coverage and reimbursement of products must be adequate to support our commercial infrastructure. Our per-patient prices must be sufficient to recover our development and manufacturing costs and potentially achieve profitability. However, sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a product does not ensure that other payors will also provide coverage for the product. As a result, we do not have assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The US government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement, and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit or delay sales of any of our future products. A decision by a third-party payor not to cover a product could reduce physician ordering and patient demand for a product.

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

●	The US federal healthcare Anti-Kickback Statute prohibits any person from, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchasing, leasing, ordering or arranging for or recommending of any good or service for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute is subject to evolving interpretation and has been applied by government enforcement officials to a number of common business arrangements in the pharmaceutical industry. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the statute or specific intent to violate it. There are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution; however, those exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute, but the legality of the arrangement will be evaluated on a case-by-case basis based on the totality of the facts and circumstances. We seek to comply with the available statutory exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Moreover, there are no safe harbors for many common practices, such as educational and research grants or patient or product assistance programs.

●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, Companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.

●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians , certain advanced practice professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also prohibit certain marketing-related activities, including the provision of gifts, meals, or other items to certain health care providers, and restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs. Some states require the posting of information relating to clinical studies and their outcomes. Some states and cities require identification or licensing of sales representatives. In addition, several states require pharmaceutical companies to implement compliance programs or marketing codes.

●	Similar restrictions are imposed on the promotion and marketing of medicinal products in the EU Member States and other countries, including restrictions prohibiting the promotion of a medicinal product prior to its approval and any prescription medicine to the general public. Laws (including those governing promotion, marketing and anti-kickback provisions), industry regulations and professional codes of conduct often are strictly enforced. Even in those countries where we may decide not to directly promote or market our products, inappropriate activity by our international distribution partners could have implications for us.

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

Our business and operations, including prior use of hazardous and biological materials, may result in liabilities with respect to environmental, health and safety matters.

Our drug development activities involved the controlled use of potentially hazardous substances, including chemical, biological, and radioactive materials. In addition, our operations produced hazardous waste products, including hazardous waste. Federal, state, and local laws and regulations govern the use, manufacture, management, storage, handling and disposal of hazardous materials and wastes. We may incur significant additional costs or liabilities to comply with, or for violations of, these and other applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials and we may incur liability as a result of any such contamination or injury. Further, in the event of a release of or exposure to hazardous materials, including at the sites we currently or formerly operate or at sites such as landfills where we have sent wastes for disposal, we could be held liable for cleanup costs or damages or subject to other costs or penalties and such liability could exceed our resources. We do not have any insurance for liabilities arising from hazardous materials or under environmental laws. Compliance with or liability under applicable environmental laws and regulations or with respect to hazardous materials may be expensive, and current or future environmental regulations may impair our development and production efforts, which could harm our business, which could cause the price of our securities to fall.

RISKS RELATING TO OUR ORDINARY SHARES

The market price for our shares has and may continue to fluctuate widely and may result in substantial losses for purchasers of our ordinary shares.

The market price for our shares has fluctuated and may continue to fluctuate and may result in substantial losses for purchasers of our ordinary shares. For example, in the year ended December 31, 2025, the last reported sales price of our ordinary shares on Nasdaq fluctuated between a low of $8.32 per share and a high of $20.30 per share. To the extent that low trading volumes for our ordinary shares continue, our stock price may fluctuate significantly more than the stock market as a whole or the stock prices of similar companies. Without a larger public float of actively traded shares, our ordinary shares are likely to be more sensitive to changes in sales volumes, market fluctuations and events or perceived events with respect to our business, than the shares of common stock of companies with broader public ownership, and as a result, the trading prices for our ordinary shares may be more volatile. Among other things, trading of a relatively small volume of ordinary shares may have a greater effect on the trading price than would be the case if our public float of actively traded shares were larger. In addition, as further described below under the risk factor entitled “—Concentration of ownership will limit your ability to influence corporate matters,” a number of shareholders hold large concentrations of our shares which, if sold to third parties within a relatively short timeframe, could cause the price of our shares to drop significantly.

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

The following are some of the factors that may have a significant effect on the market price of our ordinary shares:

●	any adverse developments or results or perceived adverse developments or results with respect to YUPELRI, including without limitation, lower than expected sales of or revenues from YUPELRI, difficulties or delays encountered with regard to the FDA or other regulatory authorities in this program or any indication from clinical or non-clinical studies that YUPELRI is not safe or efficacious;

●	any adverse developments or results or perceived adverse developments or results with respect to TRELEGY, including the Milestone Payments;

●	any adverse developments or results or perceived adverse developments or results with respect to any clinical development program, including, without limitation, any delays in development, halting of development, difficulties or delays encountered with regard to the FDA or other regulatory authorities, or any indication from clinical or non-clinical studies that the compounds in such programs are not safe or efficacious;

●	any announcements of developments with, or comments by, the FDA or other regulatory authorities with respect to products we or our partners have under development, are manufacturing or have commercialized;

●	any adverse developments or disagreements or perceived adverse developments or disagreements with respect to our relationship with Royalty Pharma, or the relationship of Royalty Pharma and GSK;

●	any adverse developments or perceived adverse developments with respect to our relationship with any of our development or commercialization partners, including, without limitation, disagreements that may arise between us and any of those partners;

●	any adverse developments or perceived adverse developments with respect to the efforts of the Committee;

●	announcements of patent issuances or denials, technological innovations or new commercial products by us or our competitors;

●	publicity regarding actual or potential study results or the outcome of regulatory review relating to products under development by us, our partners, or our competitors;

●	regulatory developments in the US and foreign countries;

●	announcements with respect to governmental or private insurer reimbursement policies;

●	announcements of equity or debt financings;

●	possible impairment charges on non-marketable equity securities;

●	economic and other external factors beyond our control, such as health emergencies, tax regimes, foreign policy, and fluctuations in interest rates;

●	loss of key personnel;

●	likelihood of our ordinary shares to be more sensitive to changes in sales volume, market fluctuations and events or perceived events with respect to our business due to our small public float;

●	low public market trading volumes for our ordinary shares;

●	the sale of large concentrations of our shares to third parties, which may be more likely to occur due to the concentration of ownership of our shares, such as what we experienced when our then-largest shareholder divested its holdings in 2019;

●	developments or disputes as to patent or other proprietary rights;

●	approval or introduction of competing products and technologies;

●	results of clinical trials;

●	failures or unexpected delays in timelines for products in development, including the obtaining of regulatory approvals;

●	delays in manufacturing adversely affecting operations;

●	fluctuations in our operating results;

●	market reaction to announcements by other biotechnology or pharmaceutical companies;

●	initiation, termination, or modification of agreements with our collaborators or disputes or disagreements with collaborators;

●	litigation or the threat of litigation;

●	public concern as to the safety of product candidates or medicines developed by us; and

●	comments and expectations of results made by securities analysts or investors.

If any of these factors cause us to fail to meet the expectations of securities analysts or investors, or if adverse conditions prevail or are perceived to prevail with respect to our business, the price of the ordinary shares would likely drop significantly. For example, our stock price dropped significantly when we announced that ampreloxetine did not meet its primary endpoint in our CYPRESS study. In addition, though none has been filed to our knowledge, a significant drop in the price of a company’s securities often leads to the filing of securities class action litigation against the company. This type of litigation against us could result in substantial costs and a diversion of management’s attention and resources.

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

For example, in February 2023, Irenic Capital Management LP (“Irenic”) released a public letter communicating its opinions regarding actions that it believes we should take and made public statements critical of our board of directors and management. In December 2023, we entered into a cooperation agreement with Irenic pursuant to which Irenic designated a member of our board of directors, and we and Irenic extended this Agreement by one year in late 2024. Nevertheless, Irenic may continue to make and/or other activist shareholders may make such public communications in the future.

In the event of such shareholder activism – particularly with respect to matters which our board of directors, in exercising their fiduciary duties, disagree with or have determined not to pursue – our business could be adversely affected because responding to such actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management, our board of directors and our employees, and our ability to execute our strategic plan could also be impaired as a result. Such an activist campaign could require us to incur substantial legal, public relations and other advisory fees and proxy solicitation expenses. Further, we may become subject to, or we may initiate, litigation as a result of proposals by activist shareholders or matters relating thereto, which could be a further distraction to our board of directors and management and could require us to incur significant additional costs. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist shareholders may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees, collaborators or other partners, disrupt relationships with us, and the market price of our ordinary shares could also experience periods of increased volatility as a result.

Concentration of ownership will limit your ability to influence corporate matters.

Based solely on our review of publicly available filings, as of December 31, 2025, our three largest shareholders collectively owned 42.9% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

ITEM 2. PROPERTIES

Our principal physical properties in the US consist of approximately 162,000 square feet of office and laboratory space leased in two buildings in South San Francisco, California. Of this office and laboratory space, approximately 130,000 square feet was subleased to subtenants as of December 31, 2025. The South San Francisco lease expires in May 2030, and our subleases expire between September 2028 and May 2030. Our Irish subsidiary operates from approximately 700 square feet of leased office space in Dublin, Ireland, that expires in May 2026.

ITEM 3. LEGAL PROCEEDINGS

During January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a Paragraph IV certification with respect to five of the Company’s patents listed in the FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the US District Court for the District of New Jersey, the US District Court for the District of Delaware, and the US District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe the Company’s patents. Additional patents covering YUPELRI, granted on July 4, 2023 and January 2, 2024, were subsequently listed in FDA’s

Orange Book. The Company filed additional patent infringement suits in the US District Court for the District of New Jersey during August 2023 and January 2024. These suits have been consolidated with the above action. Further, the original complaint was amended during December 2023 to include certain patents not listed in the Orange Book.

In May 2024, the Company received notice from Qilu Pharmaceuticals Co., Ltd. (“subsequent ANDA filer”), that it had filed with the FDA an ANDA for a generic version of YUPELRI. The notice from the subsequent ANDA filer included a Paragraph IV certification with respect to certain of the Company’s patents listed in FDA’s Orange Book for YUPELRI. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In June 2024, the Company filed a patent infringement suit against the subsequent ANDA filer in the US District Court for the Eastern District of Pennsylvania. The complaint alleges that by filing the ANDA, the subsequent ANDA filer has infringed certain of the Company’s Orange Book listed patents.

Further method of treatment patents, with expiration dates of August 2039, were granted on July 30, 2024 and April 29, 2025 and were listed in the Orange Book. The Company filed additional patent infringement suits in the US District Court for the District of New Jersey during August 2024 and May 2025 against the generic companies remaining at the time. These suits have been consolidated with the action described above.

As of February 28, 2026, the Company has settled all litigation with Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the US Department of Justice and the Federal Trade Commission. The patent litigation against the one remaining generic company, Mankind Pharma Ltd., along with certain affiliates, remains pending. Pursuant to a stipulation filed with the court on December 18, 2025, patents related to polymorphs have been dismissed from the case and Mankind has accordingly agreed not to enter the market until after August 25, 2031 regardless of the outcome of the litigation. Method of treatment patents expiring in 2039 remain in the litigation.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares have traded on The Nasdaq Global Market under the symbol “TBPH” since June 3, 2014. As of February 28, 2026, there were 37 shareholders of record of our ordinary shares. As many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of underlying shareholders represented by these shareholders of record.

Dividend Policy

We have never declared or paid cash dividends on our ordinary shares. We currently intend to retain future earnings to finance our ongoing operations. We have committed to return excess capital to shareholders. Our board of directors will determine the form of any future return of excess capital to shareholders.

Equity Compensation Plans

The following table provides certain information with respect to all of our equity compensation plans as of December 31, 2025:

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding securities
Plan Category	Warrants and Rights (a)	Warrants and Rights	reflected in column (a))
Options	1,905,707	$14.95	3,579,880
Restricted share units	3,202,492	n/a	n/a
Employee share purchase plan (suspended as of December 31, 2024)	n/a	n/a	3,447,685
Equity compensation plans approved by security holders	5,108,199	$14.95	7,027,565

Options	21,740	$23.20	—
Equity compensation plans not approved by security holders	21,740	$23.20	—
Total	5,129,939	$15.05	7,027,565

In 2025, we had three equity compensation plans — our 2013 Equity Incentive Plan (the “2013 EIP”), as amended, our 2013 Employee Share Purchase Plan (the “2013 ESPP”), and our 2014 New Employee Equity Incentive Plan (the “2014 NEEIP”). At inception of the plans, we were authorized to issue 5,428,571 ordinary shares under the 2013 EIP and 857,142 ordinary shares under the 2013 ESPP, and 750,000 ordinary shares under the 2014 NEEIP.

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

Under the 2013 ESPP, our officers and employees may purchase ordinary shares through payroll deductions at a price equal to 85% of the lower of the fair market value of the ordinary share at the beginning of the offering period or at the end of each applicable purchase period. The 2013 ESPP generally provides for consecutive and overlapping offering periods of 24 months in duration, with each offering period generally composed of four consecutive six-month purchase periods. The purchase periods end on either May 15 or November 15. 2013 ESPP contributions are limited to a maximum of 15% of an employee’s eligible compensation. Our 2013 ESPP also includes a feature that provides for the existing offering period to terminate and for participants in that offering period to automatically be enrolled in a new offering period when the fair market value of an ordinary share at the beginning of a subsequent offering period falls below the fair market value of an ordinary share on the first day of such offering period. Effective as of December 31, 2024, the 2013 ESPP was suspended. All offering periods in progress were terminated, and no new offering periods will commence under the 2013 ESPP unless and until approved by our board of directors.

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

Additional information regarding share-based compensation is included in “Item 8. Note 1. Organization and Summary of Significant Accounting Policies” and “Item 8. Note 11. Share-Based Compensation” to the consolidated financial statements appearing in this Annual Report on Form 10-K.

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

Recent Significant Developments

Ampreloxetine Phase 3 Clinical Study Top-line Results

On March 3, 2026, we announced that our ampreloxetine Phase 3 clinical study (CYPRESS) in development for the treatment of symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy did not meet its primary endpoint in the Orthostatic Hypotension Symptom Assessment composite score. As a result of this outcome, we have decided to wind down the ampreloxetine program.

Strategic Review Committee

In connection with the CYPRESS study results, the Strategic Review Committee of our Board of Directors (the "Committee") is accelerating its ongoing review of alternatives to maximize value for shareholders. Since its formation in 2024, the Committee has been working on an ongoing basis with Lazard, its independent financial advisor, to evaluate opportunities available to the Company, including under multiple potential outcomes for the CYPRESS study. Building upon this work, the Committee will act with urgency to evaluate a broad range of value maximizing and tax efficient alternatives, including but not limited to a sale of the Company. There can be no assurance that the Committee's strategic review process will result in any transaction. We do not intend to disclose further developments on this review process unless and until it determines that such disclosure is appropriate or necessary. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to assess whether the data merits further regulatory discussion. This assessment is intended to provide the Committee with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance that any additional regulatory engagement will occur.

Organizational Restructure

While the Committee accelerates its review, we are implementing an organizational restructuring (the “Restructuring”) to streamline costs and align our resources with our commercial focus on YUPELRI. The Restructuring will involve winding down our R&D function and significantly reducing our G&A function. The Restructuring is expected to reduce operating expenses by approximately 60%, relative to 2025 operating expenses of $111.1 million. The full run-rate cost savings of approximately $70 million are expected to be realized beginning in the third quarter of 2026.

YUPELRI Net Sales Growth

In 2025, YUPELRI experienced net sales growth and reached launch-to-date highs in annual net sales and brand profitability. Through the combined commercialization efforts with our partner Viatris Inc., total YUPELRI net sales increased by 12% to $266.6 million in 2025 compared to 2024. Customer demand grew 7% in 2025 compared to 2024. In addition, in January 2026, we received a $25.0 million milestone payment for the achievement of $250.0 million in US net sales in 2025.

Sale of TRELEGY® Royalties

In June 2025, we sold our remaining royalty interest in the global net sales of TRELEGY to GSK plc for $225.0 million while retaining our right to receive up to $150.0 million in remaining potential milestone payments from Royalty Pharma Investments. The sales transaction represented the first outcome of the ongoing efforts of the Committee to assess all strategic alternatives available to us to unlock shareholder value.

Achievement of $50.0 Million TRELEGY® Royalty Milestone Payment for 2025

In February 2026, we received a $50.0 million maximum milestone payment from Royalty Pharma Investments associated with the achievement of certain minimum royalty payments related to 2025 TRELEGY global net sales. As of December 31, 2025, we are eligible to receive up to $100.0 million in remaining milestone payments related to TRELEGY’s 2026 global net sales. TRELEGY’s 2025 global net sales of $3.91 billion would exceed the thresholds required to achieve the $100.0 million milestone in 2026 (based on $3.51 billion of global net sales).

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

Future Royalty Payment Contingency

We treat contingent liabilities related to sale of future royalties as debt financings, amortized under the effective interest method over the estimated life of the related expected royalty stream. The contingent liabilities related to sale of future royalties and the debt amortization are based on current estimates of the amount and timing of future royalty payments. We periodically reassess the amount and timing of probability-adjusted estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. To the extent our estimates of the amount and timing of future royalty payments are materially greater or less than previous estimates, we will prospectively adjust the amortization of the contingent liability and effective interest rate.

Results of Operations

The following tables set forth our results of operations and management’s commentary for the 2025 period compared to the 2024 period.

Revenue

While Viatris Inc. (“Viatris”) records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
YUPELRI net sales (100% recorded by Viatris)	$266,600	$238,626	$27,974	12%
YUPELRI net sales (Theravance Biopharma implied 35%)	93,310	83,519	9,791	12

Our recognized revenue, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Viatris collaboration agreement	$74,964	$64,381	$10,583	16%
Licensing and milestone revenue	32,500	—	32,500	NM
Total revenues	$107,464	$64,381	$43,083	67%

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

In 2025 and 2024, we recognized $75.0 million and $64.4 million, respectively, in revenue from the Viatris collaboration agreement, which represented an increase of 16%. The increase was primarily attributed to higher net sales of YUPELRI, which grew 12% and was driven by customer demand growth of 7% and improved net pricing due to favorable channel mix. We view customer demand as the primary driver for the brand and believe improvements to net pricing will likely moderate in the future.

In 2025, we also recognized $32.5 million in licensing and milestone revenue comprised of (i) $25.0 million related to the achievement of a YUPELRI US net sales milestone and (ii) $7.5 million related to YUPELRI’s regulatory approval by China’s National Medical Products Administration (“NMPA”).

Research and Development

Our R&D expenses consist primarily of employee-related costs, external costs, and various allocable expenses. We budget total R&D expenses on an internal department level basis, and we manage and report our R&D activities across the following four cost categories:

1)	Employee-related costs, which include salaries, bonuses, and benefits;

2)	Share-based compensation, which includes expenses associated with our equity plans;

3)	External-related costs, which include clinical trial related expenses, other contract research fees, consulting fees, and contract manufacturing fees; and

4)	Facilities and other allocated expenses, such as general and administrative support functions, office rent, software subscriptions, and insurance.

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year period:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Employee-related	$13,742	$12,212	$1,530	13%
Share-based compensation	4,081	5,104	(1,023)	(20)
External-related	16,228	17,112	(884)	(5)
Facilities and other allocated expenses	3,363	3,215	148	5
Total research & development	$37,414	$37,643	$(229)	(1)%

Total R&D expenses decreased slightly by $0.2 million in 2025, or 1%, compared to 2024. The decrease was primarily driven by a $1.0 million reduction in share-based compensation and a $0.9 million decline in external-related expenses. The decrease in share-based compensation expense was primarily driven by fewer awards granted in 2025 compared to the prior year. The decline in external-related expenses was primarily attributed to the completion of the CYPRESS study enrollment in August 2025 which was partially offset by incremental new drug application (“NDA”) and regulatory-related activities for ampreloxetine. The decreases in share-based compensation and external-related expenses were partially offset by an $1.5 million increase in employee-related expenses.

As a result of the Restructuring announced on March 3, 2026, we expect R&D expenses to decrease beginning in the second quarter of 2026.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year period, were as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Selling, general and administrative	$73,652	$69,174	$4,478	6%

Total SG&A expenses were $73.7 million in 2025. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $59.2 million and were comprised of $29.4 million of general and administrative (“G&A”) expenses and $29.8 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) were $52.9 million in 2024 and were comprised of $27.2 million of G&A expenses and $25.7 million of SM&M expenses.

The $2.3 million increase in G&A expenses (excluding SBC) compared to 2024 was primarily due to one-time legal costs. Excluding the one-time legal costs, G&A expenses (excluding SBC) were 3% lower compared to 2024 driven by cost savings initiatives. SM&M expenses (excluding SBC) increased by $4.1 million compared to 2024 and was primarily due to pre-launch medical affairs and commercialization expenses associated with ampreloxetine.

Total SBC related to SG&A expenses was $14.4 million in 2025 compared to $16.3 million in 2024.

As a result of the Restructuring announced on March 3, 2026, we expect SG&A expenses to decrease beginning in the second quarter of 2026.

Impairment of Long-Lived Assets

Impairment of long-lived assets, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Impairment of long-lived assets (non-cash)	$—	$4,513	$(4,513)	NM	%

NM: Not Meaningful

In 2024, we recognized non-cash impairment charges of $4.5 million to impair the carrying value of our operating lease assets associated with our laboratory space and related leasehold improvements located in South San Francisco, California. The laboratory space had been on the sublease market since March 2023. There were no impairment charges related to our long-lived assets in 2025.

Net Gain on Realized Contingent Milestone and Royalty Assets

Net gain on realized contingent milestone and royalty assets was as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Net gain on realized contingent milestone and royalty assets	$75,137	$—	$75,137	NM	%

NM: Not Meaningful

In 2025, we recognized a $75.1 million net gain on contingent milestone and royalty assets resulting from the sale of our TRELEGY royalties to GSK. This net gain reflects total cash proceeds of $225.0 million from GSK, less (i) the contingent milestone and royalty assets carrying value of $144.2 million and (ii) transaction costs of $5.7 million. We received the $225.0 million from GSK in June 2025.

Although we sold the future royalties related to TRELEGY, we retained the right to receive up to the remaining $100.0 million in potential Milestone Payments from Royalty Pharma Investments (“Royalty Pharma”) if certain TRELEGY global nets sales thresholds are achieved in 2026.

TRELEGY Milestone Income

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
TRELEGY milestone income	$50,000	$—	$50,000	NM	%

NM: Not Meaningful

In December 2025, we recognized $50.0 million in milestone income for the achievement of certain minimum royalty payments related to 2025 TRELEGY global net sales. Although we achieved a similar $50.0 million milestone for TRELEGY global net sales in 2024, the 2024 milestone was previously recognized as income during the sale of our equity interests in Theravance Respiratory Company, LLC (“TRC”) to Royalty Pharma in July 2022.

Interest Expense

Interest expense, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Ampreloxetine royalty contingency (non-cash)	$(2,461)	$(2,546)	$85	(3)%

Interest expense in 2025 and 2024 represented non-cash interest expense associated with $25.0 million received from Royalty Pharma in July 2022 to partially fund our CYPRESS study. The increase in interest expense was primarily due to the compounding of non-cash interest due to Royalty Pharma. We do not anticipate having any cash interest expense in the foreseeable future.

Interest Income and Other Income, net

Interest and other income, net, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Interest and other income, net	$10,173	$4,881	$5,292	108%

Interest and other income, net, increased by $5.3 million in 2025 compared to 2024. The increase was primarily attributable to an increase in interest income related to an increase in our cash, cash equivalents, and marketable securities balances in 2025. The increase in the balances was primarily driven by (i) proceeds of $225.0 million from the sale of TRELEGY royalties in June 2025 and (ii) a $50.0 million milestone payment from Royalty Pharma in February 2025 associated with the achievement of certain minimum royalty payments related to 2024 TRELEGY global net sales.

Provision for Income Tax Expense

The provision for income tax expense, as compared to the prior year period, was as follows:

	Year Ended December 31,		Change
(In thousands)	2025	2024	$	%
Provision for income tax expense	$(23,352)	$(11,804)	$(11,548)	98%

In 2025, we recognized income tax expense of $23.4 million compared to $11.8 million in 2024. Income tax for 2025 was primarily attributed to US federal tax on the sale of our royalty interest in TRELEGY in 2025 and the TRELEGY milestone that we earned in 2025, as well as our uncertain tax positions, including interest on historical positions. Although we achieved a TRELEGY milestone in 2024, the associated tax expense was already recognized in connection with the sale of our equity interests in TRC to Royalty Pharma in 2022. As a result, the TRELEGY milestone in 2024 did not have an impact our income tax expense in 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had approximately $326.5 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash), and we had no outstanding long-term debt.

In February 2025, we received a $50.0 million milestone payment from Royalty Pharma, which was the maximum amount permitted. This milestone was associated with certain royalty thresholds that were achieved by Royalty Pharma related to 2024 TRELEGY global net sales. In June 2025, we also received $225.0 million from GSK related to the sale of our TRELEGY royalty interests.

In January 2026, we received a $25.0 million milestone payment from Viatris for the achievement of a sales threshold related to 2025 YUPELRI US net sales, and in February 2026, we received another $50.0 million milestone payment from Royalty Pharma associated with certain royalty thresholds that were achieved by Royalty Pharma related to 2025 TRELEGY global net sales. As a result of these recent cash receipts, we expect to have approximately $400 million in cash, cash equivalents, and marketable securities at the end of the first quarter of 2026.

Our strategic business plan is subject to significant uncertainties and risks as a result of, among other factors, expenses being higher than anticipated, the sales levels of YUPELRI, and the need to satisfy contingent liabilities, including tax, litigation matters, and indemnification obligations.

Adequacy of cash resources to meet future needs

We expect our cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months from the issuance date of our consolidated financial statements based on current operating plans and financial forecasts.

Cash Flows

Cash flows, as compared to the prior year period, were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	Change
Net cash provided by (used in) operating activities	$238,541	$(11,535)	$250,076
Net cash (used in) provided by investing activities	(105,284)	12,284	(117,568)
Net cash used in financing activities	(3,248)	(2,497)	(751)

Net cash flows provided by (used in) operating activities

Net cash provided by operating activities was $238.5 million in 2025, consisting of net income of $105.9 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $12.1 million (e.g., share-based compensation expense) and a net increase in cash resulting from changes in operating assets and liabilities of $120.5 million. The net increase in cash resulting from changes in operating assets and liabilities included a $50.0 million TRELEGY milestone payment from Royalty Pharma in February 2025 and cash proceeds of $225.0 million from GSK in June 2025 resulting from the sale of our TRELEGY royalties.

Net cash used in operating activities was $11.5 million in 2024, consisting of a net loss of $56.4 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $24.5 million, and a net increase in cash resulting from changes in operating assets and liabilities of $20.4 million.

Net cash flows (used in) provided by investing activities

Net cash used in investing activities was $105.3 million in 2025, consisting primarily of net cash outflows from the purchase and maturities of marketable securities.

Net cash provided by investing activities was $12.3 million in 2024, consisting primarily of cash inflows from the net purchase and maturities of marketable securities of $14.9 million.

Net cash flows used in financing activities

Net cash used in financing activities was $3.2 million in 2025, consisting primarily of $4.0 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations which was partially offset by $0.8 million cash inflows related to the exercise of employee share options.

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

Contractual Obligations

The table below represents our contractual obligations, including agreements that are cancelable as of December 31, 2025. Some of the amounts are based on management’s estimates and assumptions regarding these obligations, including their duration. As our estimates and assumptions are inherently subjective, the amount of the obligations that we will pay in future periods may differ from the amounts reflected in the table.

		Years
(In thousands)	Total	Within 1	1 to 3	3 to 5	After 5
Facility operating leases	$51,594	$11,444	$23,314	$16,836	$—
Purchase obligations (1)	20,317	17,612	2,705	—	—
Total	$71,911	$29,056	$26,019	$16,836	$—

(1)

This amount (i) does not represent any minimum contract termination liabilities related to our open purchase obligations and (ii) does not reflect expected reductions resulting from our Restructuring announced on March 3, 2026.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of December 31, 2025. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the fourth quarter of the year ended December 31, 2025 which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting despite the fact that many of our employees are working remotely.

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

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that precedes the signature page of this report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
2.1	Separation and Distribution Agreement by and between Theravance Biopharma, Inc. and Innoviva, Inc., dated June 1, 2014	8-K	June 3, 2014
2.2**	Equity Purchase and Funding Agreement, dated as of July 13, 2022, by and between Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
3.1	Amended and Restated Memorandum and Articles of Association	8-K	May 3, 2023
4.1	Specimen Share Certificate	10-12B	April 30, 2014
4.2	Shelf Rights Plan Resolution	DEF 14A	March 21, 2018
4.3	Sales Agreement between Theravance Biopharma, Inc. and Cowen and Company, LLC dated December 3, 2019	S-3	December 3, 2019
4.4	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	December 31, 2019
10.1+	Amended and Restated 2013 Equity Incentive Plan	8-K	May 3, 2023
10.2+	UK Addendum to the 2013 Equity Incentive Plan	10-Q	August 14, 2014
10.3+	2014 New Employee Equity Incentive Plan	S-8	November 14, 2014
10.4+	2013 Employee Share Purchase Plan, as amended	S-8	Aug. 18, 2014
10.5+	Forms of award agreements under the 2013 Equity Incentive Plan and 2014 New Employee Equity Incentive Plan	10-Q	May 10, 2016
10.6+	Forms of Equity Award Amendment	10-12B	May 7, 2014
10.7+	Form of Acknowledgment for Irish Non-Employee Directors	10-K	March 11, 2016
10.8+	Irish Addendum to the 2013 Equity Incentive Plan
10.9+	Irish Addendum to the 2014 New Employee Equity Incentive Plan	10-K	March 11, 2016
10.10+	UK and Irish Addendums to the 2013 Employee Share Purchase Plan	10-K	March 11, 2016
10.11+	Theravance Biopharma, Inc. Performance Incentive Plan	8-K	May 6, 2016
10.12+	Form of Notice of Option Grant and Option Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.13+	Form of Notice of Performance Restricted Share Unit Award and Restricted Share Unit Agreement under the Company’s Performance Incentive Plan	10-Q	November 8, 2017
10.14+	Form of Notice of Restricted Share Unit Award	10-Q	May 10, 2023
10.15+	Form of Restricted Share Purchase Agreement under the Amended and Restated 2013 Equity Incentive Plan	10-Q	May 15, 2024
10.16+**	Theravance Biopharma, Inc. Executive Severance Plan and Summary Plan Description	10-K	March 7, 2025
10.17+	Cash Bonus Program	10-12B	November 22, 2013
10.18+	Form of Indemnity Agreement	10-12B	April 30, 2014
10.19	Amended and Restated Lease Agreement, 951 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.20	First Amendment to Lease for 951 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013
10.21	Lease Agreement, 901 Gateway Boulevard, between Innoviva, Inc. and HMS Gateway Office L.P., dated January 1, 2001	10-12B	August 1, 2013
10.22	First Amendment to Lease for 901 Gateway Boulevard effective as of June 1, 2010 between Innoviva, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-12B	August 1, 2013

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.23	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 901 Gateway Blvd.	10-Q	August 14, 2014
10.24	Consent to Assignment by and among ARE-901/951 Gateway Boulevard, LLC, Innoviva, Inc. and Theravance Biopharma, Inc. and Assignment and Assumption of Lease for 951 Gateway Blvd.	10-Q	August 14, 2014
10.25	Theravance Respiratory Company, LLC Limited Liability Company Agreement, dated May 31, 2014	8-K	June 3, 2014
10.26	Collaboration Agreement between Innoviva, Inc. and Glaxo Group Limited, dated November 14, 2002 (1)
10.27	Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated March 30, 2004 (2)
10.28	Amendment to Strategic Alliance Agreement by and between Innoviva, Inc. and Glaxo Group Limited, dated October 3, 2011 (3)
10.29	Collaboration Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.30	Strategic Alliance Agreement Amendment by and between Innoviva, Inc. and Glaxo Group Limited dated, March 3, 2014 (4)
10.31	Master Agreement by and between Innoviva, Inc., Theravance Biopharma, Inc. and Glaxo Group Limited, dated March 3, 2014 (4)
10.32	Extension Agreement by and between the Company and Glaxo Group Limited, dated March 3, 2014	10-12B	April 8, 2014
10.33+	Amended Offer Letter with Rick E Winningham dated August 5, 2014	10-Q	November 12, 2014
10.34+	Employment Contract with Aine Miller	10-Q	May 15, 2024
10.35+	Offer Letter with Brett Grimaud dated May 12, 2014	10-Q	May 10, 2023
10.36+	Offer Letter with Aziz Sawaf dated June 16, 2014	10-Q	May 10, 2023
10.37+	Offer Letter with Rhonda Farnum dated July 9, 2018	10-K	March 1, 2024
10.38**	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015	10-K	December 31, 2020
10.39	Amendments to Lease for 901 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.40	Amendments to Lease for 951 Gateway Boulevard between Theravance Biopharma US, Inc. and ARE-901/951 Gateway Boulevard, LLC	10-Q	August 2, 2018
10.41*	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019	10-Q	August 5, 2019
10.42**	Master Consent, dated as of July 13, 2022, by and among Glaxo Group Limited, Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV	8-K	July 14, 2022
10.43

Release Agreement, dated as of July 13, 2022, by and among Innoviva, Inc., Innoviva TRC Holdings LLC, Royalty Pharma Investments 2019 ICAV, Theravance Respiratory Company, LLC, Theravance Biopharma, Inc., Theravance Biopharma US Holdings, Inc. and Triple Royalty Sub II LLC

		8-K	July 14, 2022
10.44

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

		8-K	December 21, 2023

Incorporated by Reference
Exhibit Number	Description	Form	Filing Date/Period End Date
10.45

Assignment Agreement, dated May 30, 2025, by and between Theravance Biopharma, Inc. and GlaxoSmithKline Intellectual Property Development Limited, a private company limited by shares registered under the laws of England and Wales, and, solely with respect to Section 16, Glaxo Group Limited, a private company limited by shares registered under the laws of England and Wale

		8-K	June 2, 2025
19	Theravance Biopharma, Inc. Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities
21.1	Subsidiaries of Theravance Biopharma, Inc.
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32	Certifications Pursuant to 18 U.S.C. Section 1350
97.1	Theravance Biopharma, Inc. Policy for the Recovery of Erroneously Awarded Compensation	10-K	March 1, 2024
101

The following materials from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

THERAVANCE BIOPHARMA, INC.
Date: March 23, 2026	By:	/s/ Rick E Winningham
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

Signature	Title	Date

/s/ Rick E Winningham Rick E Winningham	Chief Executive Officer (Principal Executive Officer)	March 23, 2026

/s/ Aziz Sawaf Aziz Sawaf	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2026
/s/ Laurie S. Alsup, M.D. Laurie S. Alsup, M.D.	Director	March 23, 2026
/s/ Eran Broshy Eran Broshy	Director	March 23, 2026
/s/ Jeremy T. Grant Jeremy T. Grant	Director	March 23, 2026
/s/ Susannah Gray Susannah Gray	Chairperson of the Board of Directors	March 23, 2026

Signature	Title	Date
/s/ Jim Kelly Jim Kelly	Director	March 23, 2026

/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 23, 2026
/s/ Donal O’Connor Donal O’Connor	Director	March 23, 2026
/s/ Deepika R. Pakianathan, Ph.D. Deepika R. Pakianathan, Ph.D.	Director	March 23, 2026

F

Theravance Biopharma, Inc.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Theravance Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theravance Biopharma, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

The ampreloxetine funding is accounted for as a contingent liability that accretes based on management’s estimates of the amount and timing of future royalty payments to RPI.  On an annual basis, the Company reviews the significant inputs used to estimate the ampreloxetine liability to assess whether there are indicators that suggest changes to the amount and timing of future royalty payments to RPI. Any such changes are accounted for prospectively.

Auditing management’s assessment of whether changes to the amount and timing of future royalty payments to RPI was challenging because it required significant judgment to assess the overall probability of success of ampreloxetine’s FDA approval.

How We Addressed the Matter in Our Audit

We gained an understanding of and tested management’s identification of the factors that significantly influenced the probability of success of FDA approval. To test the assumption, our audit procedures included corroborating the assumption against external market research and industry data and performing a sensitivity analysis over the probability of success of FDA approval on the interest expense recorded for the year ended December 31, 2025.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

San Mateo, California

March 23, 2026

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$167,806	$37,797
Short-term marketable securities	147,551	50,553
Receivables from collaborative arrangements	45,539	18,440
Receivables from milestones and royalty assets	50,000	50,000
Other prepaid and current assets	7,564	4,277
Total current assets	418,460	161,067
Long-term marketable securities	11,128	—
Property and equipment, net	5,895	7,418
Operating lease assets	24,371	28,354
Future contingent milestone and royalty assets	—	144,200
Restricted cash	836	836
Other assets	24,880	12,286
Total assets	$485,570	$354,161

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,568	$2,242
Accrued personnel-related expenses	12,592	7,019
Accrued clinical and development expenses	3,373	1,058
Accrued general and administrative expenses	2,052	2,987
Operating lease liabilities	10,945	10,712
Income tax payable	5,287	5,853
Other accrued liabilities	1,485	2,214
Total current liabilities	38,302	32,085
Long-term operating lease liabilities	31,758	39,108
Future royalty payment contingency	32,795	30,334
Unrecognized tax benefits	85,679	75,199
Other long-term liabilities	313	1,890
Commitments and contingencies (Note 15)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 51,069 and 49,471 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1	—
Additional paid-in capital	1,156,288	1,141,060
Accumulated other comprehensive income	61	7
Accumulated deficit	(859,627)	(965,522)
Total shareholders’ equity	296,723	175,545
Total liabilities and shareholders’ equity	$485,570	$354,161

See accompanying notes to consolidated financial statements

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024

Revenues:
Viatris collaboration agreement	$74,964	$64,381
Licensing and milestone revenue	32,500	—
Total revenues	107,464	64,381

Expenses:
Research and development (1)	37,414	37,643
Selling, general and administrative (1)	73,652	69,174
Impairment of long-lived assets (non-cash)	—	4,513
Total expenses	111,066	111,330

Loss from operations	(3,602)	(46,949)
Net gain on realized contingent milestone and royalty assets	75,137	—
TRELEGY milestone income	50,000	—
Interest expense (non-cash)	(2,461)	(2,546)
Interest and other income, net	10,173	4,881
Income (loss) before income taxes	129,247	(44,614)
Provision for income tax expense	(23,352)	(11,804)
Net income (loss)	$105,895	$(56,418)

Net income (loss) per share:
Net income (loss) per share - basic	$2.10	$(1.15)
Net income (loss) per share - diluted	$2.06	$(1.15)

Shares used to compute net income (loss) per share - basic	50,317	48,847
Shares used to compute net income (loss) per share - diluted	51,507	48,847
(1)	Amounts include share-based compensation expense as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Research and development	$4,081	$5,104
Selling, general and administrative	14,395	16,289
Total share-based compensation expense	$18,476	$21,393

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024
Net income (loss)	$105,895	$(56,418)
Other comprehensive income:
Net unrealized gain on available-for-sale investments, net of tax	54	72
Comprehensive income (loss)	$105,949	$(56,346)

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545
Proceeds from the sale of ordinary shares	2	—	20	—	—	20
Employee share-based compensation expense	—	—	18,476	—	—	18,476
Issuance of restricted shares	1,852	1	—	—	—	1
Option exercises	67	—	766	—	—	766
Repurchase of shares to satisfy tax withholding	(323)	—	(4,034)	—	—	(4,034)
Net unrealized gain on marketable securities	—	—	—	54	—	54
Net income	—	—	—	—	105,895	105,895
Balances at December 31, 2025	51,069	$1	$1,156,288	$61	$(859,627)	$296,723

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2023	48,091	$—	$1,122,164	$(65)	$(909,104)	$212,995
Repurchase of ordinary shares, net of transaction costs	(38)	—	(445)	—	—	(445)
Proceeds from the sale of ordinary shares	11	—	99	—	—	99
Proceeds from ESPP purchases	61	—	508	—	—	508
Employee share-based compensation expense	—	—	21,393	—	—	21,393
Issuance of restricted shares	1,641	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(295)	—	(2,659)	—	—	(2,659)
Net unrealized gain on marketable securities	—	—	—	72	—	72
Net loss	—	—	—	—	(56,418)	(56,418)
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545

See accompanying notes to consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Operating activities
Net income (loss)	$105,895	$(56,418)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,626	1,710
Amortization and accretion on investment securities, net	(2,830)	(2,509)
Future royalty payment contingency interest accretion	2,461	2,546
Share-based compensation	18,476	21,393
Loss on disposal of property and equipment	35	34
Loss on impairment of long-lived assets	—	4,513
Amortization of right-of-use assets	4,015	4,414
Deferred income taxes	(11,519)	(7,573)
Other	(89)	—
Changes in operating assets and liabilities:
Receivables from collaborative arrangements	(27,099)	(966)
Prepaid clinical and development services	73	1,965
Other prepaid and current assets	(3,360)	7,399
Right-of-use lease assets	(32)	(707)
Future contingent milestone and royalty assets	144,200	—
Other assets	(1,077)	411
Accounts payable	326	750
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	4,009	1,468
Operating lease liabilities	(7,117)	661
Unrecognized tax benefits	10,481	9,906
Other long-term liabilities	67	(532)
Net cash provided by (used in) operating activities	238,541	(11,535)

Investing activities
Purchases of property and equipment	(42)	(332)
Purchases of marketable securities	(248,217)	(140,743)
Maturities of marketable securities	142,975	139,813
Purchase of derivative	—	(2,292)
Sale of short-term investments and marketable securities	—	15,838
Net cash (used in) provided by investing activities	(105,284)	12,284

Financing activities
Ordinary share repurchases	—	(445)
Proceeds from the sale of ordinary shares	20	99
Proceeds from ESPP purchases	—	508
Proceeds from option exercises	766	—
Repurchase of shares to satisfy tax withholding	(4,034)	(2,659)
Net cash used in financing activities	(3,248)	(2,497)

Net increase (decrease) in cash, cash equivalents, and restricted cash	130,009	(1,748)
Cash, cash equivalents, and restricted cash at beginning of period	38,633	40,381
Cash, cash equivalents, and restricted cash at end of period	$168,642	$38,633

Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$27,884	$109

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

Basis of Presentation

The Company’s consolidated financial statements as of December 31, 2025 and 2024, and for the year ended December 31, 2025 and 2024 have been prepared in conformity with United States (“US”) Generally Accepted Accounting Principles ("GAAP"), and the US Securities and Exchange (“SEC”) regulations for annual reporting.

Certain prior period current asset amounts on the “Consolidated Balance Sheets” have been reclassified. The reclassification had no impact on previously reported total current assets, aggregate financial position, results of operations, cash flows, or financial statement disclosures.

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

Unrealized gains and losses are included as a component of “Accumulated other comprehensive income (loss)” in shareholders’ equity of the consolidated balance sheets and as a component of “Other comprehensive income (loss)” in the consolidated statements of operations and comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included as a component of “Interest and other income, net” on the consolidated statements of operations.

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

The Company accounts for credit losses on available-for-sale debt securities in accordance with Accounting Standards Codification (“ASC”), Topic 326, Financial Instruments – Credit Losses (“ASC 326”). Under ASC 326, the Company regularly reviews its debt securities in an unrealized loss position to determine if the unrealized loss was credit-related or noncredit-related. The factors considered in determining whether credit losses exist include, but are not limited to, the creditworthiness of the security issuers, the severity and duration of the unrealized losses, any adverse conditions specifically related to the security, an industry, or geographic area, and whether the Company has the intent to sell the securities and whether it is more likely than not that the Company will be required to sell the securities before the recovery of the security’s amortized cost basis. The Company did not recognize any credit losses on available-for-sale debt securities for the year ended December 31, 2025 and 2024.

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

The Company records the fair value of the derivative, on the date of issuance and at the end of each subsequent reporting period, as an asset on the consolidated balance sheets. The Company utilizes the derivative for risk management purposes and not for speculative trading or hedging purposes, and therefore, any changes in the fair value of the derivative are recorded each period within “Interest and other income, net” on the consolidated statements of operations. The cash flow effect of the derivative is included within net cash provided by (used in) investing activities on the consolidated statements of cash flows.

Receivables from Collaborative Arrangements

For the periods presented, the Company’s receivables from collaborative arrangements relate to amounts due arising from its collaboration and licensing agreements. When appropriate, the Company provides for an allowance for credit losses. The Company performs periodic credit evaluations of its customers and generally does not require collateral. For the year ended December 31, 2025 and 2024, the Company did not have any material write-offs of receivables from collaborative arrangements.

Concentration of Credit Risks

The Company invests in a variety of financial instruments and, based on its policy, limits the amount of credit exposure with any one issuer, industry, or geographic area for investments other than instruments backed by the US federal government.

The Company’s future contingent milestone and royalty assets and receivables primarily relate to amounts due under its collaboration, licensing, and other agreements. Accordingly, the Company may be exposed to credit risk generally associated with pharmaceutical companies or specific to its collaboration, licensing, and other agreements. The Company performs periodic evaluations of its customers and generally does not require collateral. For the year ended December 31, 2025 and 2024, the Company did not experience any material losses related to its receivables.

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

Leases

The Company determines whether a contract is or contains a lease at inception of the arrangement. In evaluating whether a contract is indicative of a lease, the Company considers all relevant facts and circumstances to assess whether the arrangement has extended to the Company the right to both (i) obtain substantially all the economic benefits from use of an identified asset and (ii) direct the use of the identified asset. To the extent that the Company determines a contract represents a lease, the arrangement is classified as either an operating lease or a finance lease, with the classification affecting the presentation and pattern of expense recognition in the consolidated statements of operations. As of December 31, 2025 and 2024, the Company did not have any finance leases.

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

Accordingly, the Contingent Consideration’s carrying value is reduced in the period when milestone or royalty payments are realizable, which are based on TRELEGY’s global net sales. Furthermore, the Contingent Consideration asset was fully settled through the TRELEGY Royalty Sales Agreement, which resulted in the assignment of the TRELEGY royalties to GSK plc (see “Note 9. Net Gain on Realized Contingent Milestone and Royalty Assets” for more information). This transaction was accounted for under ASC 450-30 and was recognized using the gain contingency model. Any future milestone payments that are realized or realizable will continue to be recognized under the gain contingency guidance in ASC 450-30.

Future Royalty Payment Contingency

The Company treats contingent liabilities related to sale of future royalties (see “Note 10. Ampreloxetine Funding” for more information) as debt financings, amortized under the effective interest method over the estimated life of the related expected royalty stream. The contingent liabilities related to sale of future royalties and the debt amortization are based on current estimates of the amount and timing of future royalty payments. The Company periodically reassesses the amount and timing of probability-adjusted estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. To the extent the Company’s estimates of the amount and timing of future royalty payments are materially greater or less than previous estimates, the Company will prospectively adjust the amortization of the contingent liability and effective interest rate.

Impairment of Long-Lived Assets

The Company regularly reviews its long-lived assets, including operating lease assets, to determine whether indicators of impairment may exist. If indicators of impairment exist, the Company performs a test of recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of the asset over its useful life to the carrying value of the long-lived asset. If the carrying value of the long-lived asset exceeds such estimated undiscounted cash flows, the Company would determine the fair value of the long-lived assets using the estimated discounted future cash flow approach. The Company will recognize an impairment loss for the amount in which the carrying value exceeds the estimated fair value of the long-lived asset. For the year ended December 31, 2024, the Company recognized a non-cash impairment charge of $4.5 million related to its long-lived assets consisting of operating lease assets and leasehold improvements. The Company did not recognize any impairment losses related to its long-lived assets for the year ended December 31, 2025.

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

Collaborative Arrangements under ASC 606

The Company enters into collaborative arrangements with partners that fall under the scope of ASC Topic 808, Collaborative Arrangements (“ASC 808”). While these arrangements are in the scope of ASC 808, the Company may analogize to ASC 606 for some aspects of these arrangements. The Company analogizes to ASC 606 for certain activities within collaborative arrangements for the delivery of a good or service (i.e., a unit of account) that is part of its ongoing major or central operations. Revenue recognized by analogizing to ASC 606 is recorded as “licensing and milestone revenue” whereas revenue recognized in accordance with ASC 808 is recorded on a separate collaboration revenue line on the consolidated statements of operations.

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

Reimbursement, cost-sharing and profit-sharing payments: Under certain collaborative arrangements, the Company may be reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses. Such reimbursements and cost-sharing arrangements are reflected as a reduction of research and development expense in the Company’s consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations.

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

Advertising Expenses

The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses were $5.1 million and $4.3 million for the year ended December 31, 2025 and 2024, respectively.

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

The Company’s total unrecognized tax benefits associated with uncertain tax positions of $88.8 million and $83.7 million, as of December 31, 2025 and December 31, 2024, respectively, may impact the effective tax rate in the period of recognition. The Company released its federal valuation allowance as of December 31, 2022. As a result, the statutes of limitations have started on the Company’s federal unrecognized tax benefits. The timing of the effective tax rate benefit is dependent on the expiration of these statutes of limitations, as well as any favorable settlement of the Company’s uncertain positions in the future. See “Note 13. Income Taxes” for more information regarding the Company’s uncertain tax positions and information regarding the Company’s loss carryforwards and capital allowances.

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

The recognition and measurement of tax benefits require significant judgment. The Company has taken certain positions where it believes that its position is greater than 50% likely to be realized upon ultimate settlement and for which no reserve for uncertain tax positions has been recorded. If the Company does not ultimately realize the expected benefit of these positions, it will record additional income tax expenses in future periods. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

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

	Year Ended December 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net income (loss)	$105,895	$(56,418)

Denominator:
Weighted-average ordinary shares outstanding - basic	50,317	48,847
Dilutive effect of options and awards	1,190	—
Weighted-average ordinary shares outstanding - diluted	51,507	48,847

Net income (loss) per share:
Net income (loss) per share - basic	$2.10	$(1.15)
Net income (loss) per share - diluted	$2.06	$(1.15)

Securities excluded from the computation of diluted net income per share because their effect would have been anti-dilutive consist of 0.6 million outstanding service-based options and 0.4 million of RSUs, market-based RSUs, and performance-based RSUs as of December 31, 2025.

In accordance with ASC Topic 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the year ended December 31, 2024, the Company recognized a net loss. As a result, the potential ordinary shares were not included in the computation of diluted net loss per share due to their anti-dilutive effects. See “Note 11. Share-Based Compensation” for information related to outstanding options and RSUs as of December 31, 2024.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and changes in unrealized gains and losses on the Company’s available-for-sale investments.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information in their tax rate reconciliation and additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 became effective on a prospective basis for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025. See “Note 13. Income Taxes” for the additional information and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 modifies the rules on income statement disclosures to enhance the transparency of and include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. ASU 2025-11 will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

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

As of December 31, 2025, the Company is eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding the China Region) up to $180.0 million in the aggregate, with $135.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $135.0 million associated with monotherapy, $125.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential sales and regulatory milestones up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of net sales in the China Region, and the $7.5 million relates to achieving regulatory milestones.

The Viatris Agreement is considered to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity with a unit of account provided to Viatris as a customer. Under the terms of the Viatris Agreement, which included the delivery by the Company of a license to Viatris to develop and commercialize revefenacin, Viatris was responsible for reimbursement of the Company’s costs related to the registrational program up until the approval of the first new drug application in November 2018; thereafter, R&D expenses are shared by both parties according to the profit and loss sharing percentages noted above. Performing R&D services for reimbursement is considered a collaborative activity under the scope of ASC 808. Reimbursable program costs, if any, are recognized proportionately with the performance of the underlying services and accounted for as reductions to R&D expense.

The future potential milestone amounts for the Viatris Agreement were not included in the original transaction price, as they were all determined to be fully constrained following the concepts of ASC 606. As part of the Company’s evaluation of the constraint on development and regulatory milestones, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. In June 2025, YUPELRI received regulatory approval by China’s National Medical Products Administration (“NMPA”) which triggered a $7.5 million milestone payment from Viatris to the Company. The milestone payment was recognized as “licensing revenue and milestone” on consolidated statements of operations for the year ended December 31, 2025, as the milestone was variable consideration that became no longer constrained. No such licensing and milestone revenue was recognized for the year ended December 31, 2024.

The Company expects that the sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. In December 2025, the Company recognized a $25.0 million milestone related to the achievement of $250.0 million in US net sales in 2025. The milestone payment was recognized as “licensing and milestone revenue” on consolidated statements of operations for the year ended December 31, 2025. No such licensing and milestone revenue was recognized for the year ended December 31, 2024.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2025	2024
Viatris collaboration agreement – Amounts receivable from Viatris	$74,964	$64,381
Licensing and milestone revenue – 2025 US net sales milestone	25,000	—
Licensing and milestone revenue – China Region regulatory approval milestone	7,500	—
Total	$107,464	$64,381

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Year Ended December 31,
(In thousands)	2025	2024
YUPELRI net sales (Theravance Biopharma implied 35%)	$93,310	$83,519

Revenue by Geographic Region

The following table summarizes total revenue by geographic region based on the location of the Company’s customers or collaboration partners:

	Year Ended December 31,
(In thousands)	2025	2024
US	$74,964	$64,381
Europe [1]	32,500	—
Total revenue	$107,464	$64,381

1 Represents licensing and milestone revenue from European-based contractual collaboration partner.

Revenue by Significant Customers

The following table summarizes total revenue from each of the Company’s customers or collaboration partners who individually accounted for 10% or more of total revenue (as a percentage of total revenues):

	Year Ended December 31,
(% of total revenue)	2025	2024
Viatris	100%	100%

Viatris accounted for 100% of the Company’s receivables from collaborative arrangements as of December 31, 2025 and 2024.

3. Segment Information

The Company operates in a single segment, which is the development and commercialization of human therapeutics. The Company has determined that its chief executive officer is the Chief Operating Decision Maker (“CODM”). When evaluating the Company’s financial performance, the CODM reviews total revenues and total expenses and makes financial decisions using this information on a consolidated net income (loss) basis. The measure of segment assets is the Company’s total assets which are reported on the consolidated balance sheets. The Company’s segment revenue and long-lived assets are primarily generated and maintained in the US.

The following table summarizes significant segment expenses:

	Year Ended December 31,
(In thousands)	2025	2024
Viatris collaboration agreement	$74,964	$64,381
Licensing and milestone revenue	32,500	—
Total revenue	107,464	64,381

Employee-related (Research and development) [1]	13,742	12,212
External-related (Research and development)	16,228	17,112
Facilities and other allocated expenses (Research and development)	3,363	3,215
Supporting general and administration functions [1]	29,439	27,156
Sales and marketing, and medical affairs [1]	29,818	25,729
Share-based compensation	18,476	21,393
Total recurring operating expenses	111,066	106,817
Impairment of long-lived assets	—	4,513
Total operating expenses	111,066	111,330
Loss from operations	(3,602)	(46,949)
Net gain on realized contingent milestone and royalty assets	75,137	—
TRELEGY milestone income	50,000	—
Interest expense (non-cash)	(2,461)	(2,546)
Interest and other income, net	10,173	4,881
Provision for income tax expense	(23,352)	(11,804)
Net income (loss)	$105,895	$(56,418)

1 Excludes share-based compensation

4. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statements of cash flows.

	December 31,
(In thousands)	2025	2024
Cash and cash equivalents	$167,806	$37,797
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$168,642	$38,633

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the consolidated balance sheets.

The increase in cash and cash equivalents, as of December 31, 2025, compared to the prior year period was primarily due to (i) proceeds of $225.0 million from the sale of TRELEGY royalties, received in June 2025 (see “Note 9. Net Gain on Realized Contingent Milestone and Royalty Assets” for more information) and (ii) a $50.0 million milestone payment from Royalty Pharma Investments, received in February 2025, associated with the achievement of certain minimum royalty payments related to 2024 TRELEGY global net sales.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency losses of $0.1 million for each of the years ended December 31, 2025 and 2024. These amounts are included in the Company’s consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		December 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$130,602	$43	$(1)	$130,644
Corporate notes	Level 2	37,690	15	(1)	37,704
Commercial paper	Level 2	71,695	8	(3)	71,700
Marketable securities		239,987	66	(5)	240,048
Money market funds	Level 1	79,387	—	—	79,387
Total		$319,374	$66	$(5)	$319,435

		December 31, 2024
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$17,306	$8	$—	$17,314
Corporate notes	Level 2	5,431	1	(1)	5,431
Commercial paper	Level 2	35,285	1	(2)	35,284
Marketable securities		58,022	10	(3)	58,029
Money market funds	Level 1	550	—	—	550
Total		$58,572	$10	$(3)	$58,579

As of December 31, 2025, all of the Company’s available-for-sale securities had contractual maturities within 15 months, and the weighted-average maturity of marketable securities was approximately two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the year ended December 31, 2025 or 2024.

Available-for-sale securities with unrealized losses are summarized below:

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$9,998	$(1)	$—	$—	$9,998	$(1)
Corporate notes	8,265	(1)	—	—	8,265	(1)
Commercial paper	23,565	(3)	—	—	23,565	(3)
Total	$41,828	$(5)	$—	$—	$41,828	$(5)

	December 31, 2024
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes	$4,114	$(1)	$—	$—	$4,114	$(1)
Commercial paper	18,883	(2)	—	—	18,883	(2)
Total	$22,997	$(3)	$—	$—	$22,997	$(3)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of December 31, 2025, and there were no individual securities that were in a significant unrealized loss position as of December 31, 2025.

For the year ended December 31, 2024, the Company sold marketable securities for total proceeds of $15.8 million. The sales were based on the specific identification method, and the realized net gain (loss) from the sales was immaterial. The Company did not sell any marketable securities for the year ended December 31, 2025.

6. Contract Derivative

On December 27, 2024, the Company purchased a contract derivative to manage its exposure to financial risk and to mitigate potential tax liability. The Company determined that the contract derivative met the definition of a derivative under ASC Topic 815, Derivatives and Hedging.

The contract derivative is measured at fair value using the discounted cash flow method and includes unobservable inputs derived from management’s estimates and assumptions. Management’s estimates and assumptions are based in part on external data and internal data and involve a significant degree of judgment. The primary unobservable inputs, classified as Level 3 under the fair value hierarchy, include the remote possibility of a future payout of taxes. The discount rate utilized in the fair value model was 5.5%, as of December 31, 2024 and 4.8% as of December 31, 2025.

The contract derivative was recognized within non-current “Other assets” on the consolidated balance sheets and changes to the contract derivative’s fair value were as follow for the year ended December 31, 2025:

(In thousands)
Balance at December 31, 2024	$2,292
Unrealized gain	89
Balance at December 31, 2025	$2,381

For the year ended December 31, 2025, the increase in the contract derivative’s fair value was driven by a decrease in the estimated discount rate, and the unrealized gain was recognized within “Interest and other income, net” on the consolidated statements of operations. For the year ended December 31, 2024, the unrealized gain (loss) recognized related to the contract derivative’s change in fair value was immaterial.

7. Property and Equipment

Property and equipment are held predominantly in the US and consisted of the following:

	December 31,
(In thousands)	2025	2024
Computer equipment	$1,992	$2,060
Software	763	762
Furniture and fixtures	1,642	1,642
Laboratory equipment	38	38
Leasehold improvements	25,281	25,317
Subtotal	29,716	29,819
Less: accumulated depreciation	(23,821)	(22,401)
Property and equipment, net	$5,895	$7,418

For the year ended December 31, 2024, the Company recognized a non-cash impairment charge of $0.3 million primarily related to leasehold improvements (see “Note 8. Leases” for more information). There were no impairment charges related to property and equipment for the year ended December 31, 2025.

For the year ended December 31, 2025 and 2024, depreciation expense for property and equipment was $1.5 million and $1.6 million, respectively.

8. Leases

South San Francisco Lease and Subleases

As of December 31, 2025, the Company leased approximately 162,000 square feet of office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030 (“SSF Lease”).

In January 2025, Company entered a non-cancelable agreement commencing (“January 2025 Sublease”), under which it subleased approximately 12,000 square feet of its South San Francisco office and laboratory space to an unaffiliated company. The sublease period is for two years with an option to extend for one additional year. Under the terms of the January 2025 Sublease, the Company is entitled to receive an initial monthly base rent of approximately $67,000 with a 3.5% increase after the first year. The Company will recognize approximately $1.5 million in total sublease income over the two-year sublease term.

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

In November 2024, the Company entered into an amendment to the March 2024 Sublease (“March 2024 Sublease Amendment”). The March 2024 Sublease Amendment included the following key terms: (i) an addition of approximately 11,000 square feet of laboratory space and (ii) an extension of the sublease period by approximately 2.5 years ending on or around November 2028 with an option to extend the sublease through the SSF Lease expiration in May 2030. For the laboratory space addition, the Company is entitled to receive an initial monthly base rent of $16,250 with approximately 3% annual increases after the first year. Under the terms of the March 2024 Sublease Amendment, the Company is expected to recognize approximately $3.0 million in total sublease income for the combined office and laboratory spaces over the March 2024 Sublease Amendment lease period.

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

The Company recognizes the sublease income on a straight-line basis over the term of its four subleases which is reflected as a reduction to rent expense within selling, general and administrative expenses in the consolidated statements of operations. No lease modification was deemed to have occurred by entering into the sublease agreements because the Company was not released, either fully or in part, from its obligations under the SSF Lease. As of December 31, 2025, the Company has subleased approximately 130,000 square feet of a total 162,000 square feet of its SSF Lease under the four separate subleases described above.

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

The Company has evaluated its existing leases and determined that they were all operating leases. The present values of the remaining lease payments and corresponding right-of-use assets were as follows, and the difference between the right-of-use assets and lease liabilities was primarily due to office-related deferred rent payments that are payable in future periods, tenant improvement reimbursements, and an impairment of operating lease assets recognized for the year ended December 31, 2024.

(In thousands)	Classification	December 31, 2025	December 31, 2024
Assets
Operating lease assets	Operating lease assets	$24,371	$28,354

Liabilities
Current:
Operating lease liabilities	Operating lease liabilities	$10,945	$10,712
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	31,758	39,108
Total operating lease liabilities		$42,703	$49,820

Lease expense and sublease income were included within operating expenses in the consolidated statements of operations as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2025	December 31, 2024
Operating lease expense (1)	Selling, general and administrative expense	$8,250	$8,518

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2025	December 31, 2024
Operating sublease income	Selling, general and administrative expense	$9,644	$8,739
(1)	Represents operating lease expense before sublease income. Excludes short-term leases which were not material and office lease service-related charges.

Supplemental information related to leases for the periods reported was as follows:

	Year Ended	Year Ended
(In thousands, except weighted average amounts)	December 31, 2025	December 31, 2024
Operating cash outflows related to operating leases	$11,245	$10,892
Weighted average remaining lease term	4.4 years	5.4 years
Weighted average discount rate	8.65%	8.65%

The Company determined that an implicit interest rate of its leases was not determinable and, therefore, used a weighted average incremental borrowing rate of 8.65% to determine the present value of its lease liabilities.

As of December 31, 2025, the maturities of the Company’s lease liabilities were as follows:

(In thousands)
Year ending December 31:
2026	$11,444
2027	11,567
2028	11,747
2029	11,838
2030	4,998
Thereafter	—
Total operating lease payments	$51,594
Less: Imputed interest	(8,891)
Present value of operating lease liabilities	$42,703

As of December 31, 2025, the undiscounted cash flows to be received related to the Company’s subleases were as follows:

(In thousands)
Year ending December 31:
2026	$9,929
2027	9,472
2028	9,134
2029	7,152
2030	2,998
Thereafter	—
Total operating sublease receipts	$38,685

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

The Company’s estimates and assumptions used to determine the estimated fair values of the above two asset groups were subject to risks, uncertainties, and changes in circumstances that may result in adjustments and material changes to the estimated fair values in future periods. As of December 31, 2025, no further indicators of impairment of long-lived assets have been identified.

9. Net Gain on Realized Contingent Milestone and Royalty Assets and Milestone Income

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

On May 30, 2025, the Company entered into a definitive agreement to assign the Royalties to GSK for a one-time upfront payment of $225.0 million (the “TRELEGY Royalty Sales Agreement”) while retaining its right to receive the remaining potential $150.0 million in Milestone Payments from Royalty Pharma. The Company received the $225.0 million cash payment from GSK on June 27, 2025 related to the TRELEGY Royalty Sales Agreement, and as a result, no amount remained on the consolidated balance sheets related to the arrangement with Royalty Pharma. The gain on the sale of the Royalties was presented as “Net gain on realized contingent milestone and royalty assets” on the consolidated statements of operations and was determined as follows:

(In thousands)
Cash proceeds	$225,000
Less:
Future contingent milestone and royalty assets carrying value	(144,200)
Transaction costs	(5,663)
Net gain on realized contingent milestone and royalty assets	$75,137

 Milestone Income

In December 2025, the Company recognized a $50.0 million Milestone Payment from Royalty Pharma, which was the maximum that the Company could have received, upon achieving certain milestone minimum royalty amounts that were met related to 2025 TRELEGY global net sales. As of December 31, 2025, Company may still receive Milestone Payments of up to $100.0 million for the year ending December 31, 2026.

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

The Company periodically reassesses the amount and timing of probability-adjusted estimated royalty payments. To the extent such payments are materially greater or less than the Company’s previous estimates, the Company will prospectively adjust the amortization of the contingent liability and the effective interest rate. The imputed effective rate of interest on the unamortized portion of the contingent liability was approximately 6.9% as of December 31, 2025.

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

Changes to the contingent liability for sale of future royalties were as follows for the year ended December 31, 2025:

(In thousands)
Balance at December 31, 2024	$30,334
Non-cash interest expense accretion	2,461
Balance at December 31, 2025	$32,795

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

Effective as of December 31, 2024, the 2013 ESPP was suspended. All offering periods in progress were terminated, and no new offering periods will commence under the 2013 ESPP unless and until approved by the Company’s board of directors. The suspension resulted in the acceleration of previously unamortized share-based compensation expense of $0.5 million for the year ended December 31, 2024.

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

As of December 31, 2025, the total number of shares available for future issuance under each of the plans were:

2013 EIP	3,579,880
2013 ESPP (suspended as December 31, 2024)	3,447,685
2014 NEEIP (expired)	—
Total	7,027,565

Market-Based and Performance-Contingent Awards

The Company periodically grants market-based share awards to employees that vest upon the Company’s ordinary shares meeting certain market-based price targets followed by a service period. For the year ended December 31, 2024, the Company granted 337,500 market-based RSUs. The Company did not grant any market-based RSUs for the year ended December 31, 2025. The market-based RSUs have a remaining fair value of $0.6 million as of December 31, 2025. The fair value of these market-based RSUs is being recognized through February 2028. For the year ended December 31, 2025 and 2024, the Company recognized $1.0 million and $1.6 million, respectively, of share-based compensation expense related to the market-based RSUs.

Separate from the market-based RSUs described above, the Company granted 421,300 of performance-contingent RSUs (“PSUs”) for the year ended December 31, 2024. The Company did not grant any PSUs for the year ended December 31, 2025. The PSUs have a remaining fair value of $3.0 million as of December 31, 2025. The fair value of these PSUs is being recognized through February 2027. For the year ended December 31, 2025, the Company did not recognize any share-based compensation expense related to PSUs, and for the year ended December 31, 2024, the Company recognized $0.2 million of share-based compensation expense related to the PSUs.

Share-Based Compensation Expense

Share-based compensation expense included in the consolidated statements of operations was recognized as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Research and development	$4,081	$5,104
Selling, general and administrative	14,395	16,289
Total share-based compensation expense	$18,476	$21,393

Share-based compensation expense included in the consolidated statements of operations by award type was as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Options	$1,741	$2,060
RSUs	15,512	16,746
Performance RSUs	1,224	1,848
ESPP	—	739
Total share-based compensation expense	$18,476	$21,393

As of December 31, 2025, the unrecognized share-based compensation cost, net of actual forfeitures, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows:

	Unrecognized	Weighted‑Average
	Compensation	Amortization Period
(In thousands, except amortization period)	Cost	(Years)
Options	$539	0.43
RSUs	19,390	2.36
Performance RSUs (1)	575	0.86
Total	$20,504
(1)	Represents unrecognized share-based compensation cost associated with the Company’s market-based and performance-contingent awards described above that are probable of vesting.

Compensation Awards

The following table summarizes option activity under the 2013 EIP and 2014 NEEIP for the year ended December 31, 2025:

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Aggregate
	Subject to	Contractual	Outstanding Options	Intrinsic Value
	Outstanding Options	Term (Years)	(in dollars)	(in thousands)
Outstanding at December 31, 2024	1,896,908		$15.53
Granted	169,806		9.39
Exercised	(66,517)		11.51	$363
Forfeited	(1,312)		9.75
Expired	(71,438)		17.75
Outstanding at December 31, 2025	1,927,447	5.62	$15.05	$11,143
Exercisable at December 31, 2025	1,816,918	5.45		$10,152
Vested and expected to vest at December 31, 2025	1,927,447	5.62		$11,143

The following table summarizes total RSU activity (including market-based and performance-contingent RSUs) for the year ended December 31, 2025:

Number of Shares
Subject to
Outstanding RSUs
Outstanding at December 31, 2024	3,955,487
Granted	1,398,131
Released	(1,834,124)
Forfeited	(317,002)
Outstanding at December 31, 2025	3,202,492

The weighted average grant date fair value of the RSUs granted in 2025 and 2024 was $9.40 and $9.15, respectively. The total estimated fair value of RSUs vested was $22.8 million and $14.9 million in 2025 and 2024, respectively.

Valuation Assumptions

The range of assumptions used to estimate the fair value of options granted was as follows:

	Year Ended December 31,
	2025	2024
Options
Risk-free interest rate	4.19%	4.47%
Expected term (in years)	6.3	6.4
Volatility	51%	52%
Dividend yield	—	—
Weighted-average estimated fair value	$5.15	$5.29

12. Defined Contribution Plan

The Company sponsors a 401(k) retirement plan for eligible employees. Employees may contribute a percentage of their annual compensation to the plan, subject to statutory limitations. The Company makes matching contributions equal to 100% of the employee’s contribution up to $5,000 of their annual compensation. For each of the years ended December 31, 2025 and 2024, the Company recognized $0.4 million in compensation expense associated with its contributions to the 401(k) retirement plan.

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

The components of the income (loss) before income taxes from operations were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Income (loss) before provision for income taxes:
United States	$108,390	$2,014
Ireland	20,857	(46,628)
Total	$129,247	$(44,614)

The components of provision for income tax expense from operations were as follows:

	Year Ended December 31,
(In thousands)	2025	2024
Provision for income tax expense:
Current:
United States	$(34,866)	$(19,375)
Ireland	(5)	(2)
Subtotal	(34,871)	(19,377)
Deferred:
United States	11,519	7,573
Ireland	—	—
Subtotal	11,519	7,573
Total	$(23,352)	$(11,804)

The provision for income tax expense was $23.4 million and $11.8 million for the year ended December 31, 2025 and 2024, respectively. The income tax expense for the year ended December 31, 2025 was primarily attributed to US federal tax on (i) the TRELEGY Royalty Sales Agreement and (ii) milestone income related to 2025 TRELEGY global net sales, as well as the Company’s uncertain tax positions, including interest on historical positions, offset by the realization of tax credits.

No provision for income taxes has been recognized on undistributed earnings of the Company’s foreign subsidiaries because it considers such earnings to be indefinitely reinvested. In the event of a distribution of these earnings in the form of dividends or otherwise, the Company may be liable for income taxes, subject to an adjustment, if any, for foreign tax credits and foreign withholdings taxes payable to certain foreign tax authorities. As of December 31, 2025, there were no undistributed earnings.

As a result of the Company becoming an Irish tax resident effective July 1, 2015, the tax rates reflect the Irish statutory rate of 25%. The Company adopted ASU 2023-09 in the current year on a prospective basis. The differences between the Irish statutory income tax rate for non-trading income and the Company’s effective tax rates from operations in the current year after the adoption of ASU 2023-09 were as follows:

(In thousands)	Year ended December 31, 2025
Federal statutory tax rate	$32,312	25.00%
State and local income taxes, net of federal income tax effect	—	—
Foreign tax effects
United States:
Foreign rate differential	(2,488)	(1.92)
Foreign-derived intangible income deduction	(9,467)	(7.32)
US federal and state tax credits	(2,712)	(2.10)
Changes in unrecognized tax benefits	10,480	8.11
Other	436	0.34
Effect of changes in tax laws or rates enacted in the current period	—	—
Effects of cross-border tax laws	—	—
Tax credits	—	—
Changes in valuation allowances	482	0.37
Non-taxable or non-deductible items
Ireland rate differential	(3,430)	(2.65)
Other	(15)	(0.01)
Unrecognized tax benefits	—	—
Other adjustments
Foreign currency adjustments	(2,681)	(2.07)
Other	435	0.34
Effective tax rate	$23,352	18.07%

The differences between the Irish statutory income tax rate for non-trading income and the Company’s effective tax rates from operations in the prior year were as follows:

Year Ended December 31,
2024
Provision at statutory income tax rate	25.00%
Foreign rate differential	(8.08)
Share-based compensation	(6.15)
Non-deductible executive compensation	(3.28)
Uncertain tax positions	(21.19)
Research and development tax credit carryforwards	4.07
Change in valuation allowance	(12.76)
Other	(4.07)
Effective tax rate	(26.46)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$157,752	$154,476
Capital loss carryforwards	22,796	20,094
Research and development tax credit carryforwards	16,452	16,211
Fixed assets and intangibles	229,531	235,265
Share-based compensation	3,103	3,402
Accruals	2,239	1,674
Operating lease liabilities	9,127	11,296
Future contingent milestone and royalty asset	6,608	—
Other	9,219	9,170
Subtotal	456,826	451,588
Valuation allowance	(436,348)	(435,543)
Total deferred tax assets	20,478	16,045

Deferred tax liabilities:
Operating lease assets	(6,308)	(7,814)
Future contingent milestone and royalty asset	—	(5,533)
Prepaid assets	(221)	(268)
Total deferred tax liabilities	(6,529)	(13,615)
Net deferred tax assets (liabilities)	$13,949	$2,430

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduces its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the year ended December 31, 2022, the Company concluded that the valuation allowance related to its US federal assets was no longer needed primarily due to the gain and forecasted future taxable income from the TRC Transaction, and as a result, the Company released its valuation allowance against deferred tax assets for US federal tax purposes in 2022 as it was more like than not able to fully utilize such attributes. As of December 31, 2025, the Company continues to maintain its position that a valuation allowance against deferred tax assets for US federal tax purposes is not needed, as it is more like than not able to fully utilize such attributes. As of December 31, 2025, the Company continues to maintain a full valuation allowance in other jurisdictions.

The valuation allowance increased from $435.5 million, as of December 31, 2024, to $436.3 million as of December 31, 2025, primarily as a result of activity in the foreign deferred tax assets, as well as the state deferred tax assets during 2025. Valuation allowances require an assessment of both positive and negative evidence when determining whether it is more likely than not that the deferred tax assets are recoverable. As required, the Company prepares its assessment of the realizability of deferred tax assets on a jurisdiction-by jurisdiction basis.

As of December 31, 2025, the Company has utilized all available US federal net operating loss carryforwards and federal general business credit carryforwards. As of December 31, 2025, the Company had state net operating loss carryforwards of $121.7 million which generally begin to expire in 2035 and state research and development credit carryforwards of $26.0 million to be carried forward indefinitely.

As of December 31, 2025, the Company had Irish net operating loss carryforwards of $1.19 billion and capital loss carryforwards of $69.1 million, both of which can be carried forward indefinitely. The Company has additional Irish tax attributes of $1.31 billion which primarily consist of unused capital allowances. Net operating losses and capital allowances can be used to offset future income from Irish entities and income related to intellectual property.

Utilization of federal and state net operating loss and tax credit carryforwards may be subject to an annual limitation due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Annual limitations may result in expiration of net operating loss and tax credit carryforwards before some or all of such amounts have been utilized.

The following represents a summary of the Company’s income taxes paid for the year ended December 31, 2025:

Year Ended December 31,
(In thousands)	2025
National	$1,518
State	—
Foreign:
US Federal	24,779
US States	1,587
Total income taxes paid, net	$27,884

Uncertain Tax Positions

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits were as follows:

(In thousands)
Unrecognized tax benefits as of December 31, 2023	$79,470
Gross increase in tax positions for prior years	97
Gross increase in tax positions for current year	4,091
Decrease related to settlement with tax authorities	—
Decrease related to expiration of statute of limitations	—
Unrecognized tax benefits as of December 31, 2024	83,658
Gross increase in tax positions for prior years	76
Gross increase in tax positions for current year	5,063
Decrease related to settlement with tax authorities	—
Decrease related to expiration of statute of limitations	—
Unrecognized tax benefits as of December 31, 2025	$88,797

The total unrecognized tax benefits of $88.8 million and $83.7 million, as of December 31, 2025 and December 31, 2024, respectively, would reduce the effective tax rate in the period of recognition.

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

The Company's policy is to recognize interest and penalties related to income tax matters in income tax expense. The amount of tax expense related to interest was $5.5 million for the year ended December 31, 2025 and $5.6 million for the year ended December 31, 2024. The Company will continue to accrue interest on the respective uncertain tax positions in accordance with applicable rules. The Company has not recognized any penalties related to its uncertain tax positions.

While total unrecognized tax benefits were $88.8 million, the Company’s recorded liability for unrecognized tax benefits was $85.7 million as of December 31, 2025, which can be relieved only if (i) the contingency becomes legally extinguished through either payment to the taxing authority or expiration of the statute of limitations; (ii) the recognition of the benefits associated with the position meets the more likely than not threshold; or (iii) the liability becomes effectively settled through the examination process. The Company considers matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews. The Company also accrues for potential interest and penalties related to unrecognized tax benefits in its income tax expense (benefit) calculation.

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

14. Completion of Capital Return Program

In January 2024, the Company completed its capital return program. Since the initiation of the capital return program in September 2022 and through its completion in January 2024, the Company repurchased a total of 31.41 million of its shares at a weighted average price of $10.354 per share for an approximate aggregate cost of $325.3 million, excluding fees and expenses. The table below summarizes the share repurchases under the Company’s open market repurchase plan for the year ended December 31, 2024:

(In thousands, except per share amounts)
Shares repurchased	38
Amount repurchased (excluding fees and expenses)	$444
Weighted average cost per share (excluding fees and expenses)	$11.551

The Company did not repurchase any of its shares under a capital return program for the year ended December 31, 2025.

15. Commitments and Contingencies

Contract Obligations

In the ordinary course of business, the Company may enter into agreements with service providers to assist in the performance of its clinical trials and other operational activities. Subject to required notice periods and other varying provisions regarding termination, the Company can elect to terminate such agreements at any time.

Lease Commitments

The Company leases certain office and laboratory space. See “Note 8. Leases” for further information on the terms of these non-cancelable lease agreements.

Indemnifications

The Company indemnifies its directors and officers for certain events or occurrences, subject to certain limits, that may arise by reason of their status or service as directors or officers to the extent permissible under applicable law. The Company maintains director and officer liability insurance policies that may limit its exposure. Assuming the applicability of insurance coverage, and subject to certain retention, loss limits, and other policy provisions, the Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these indemnification obligations as of either December 31, 2025 or 2024. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and it is possible that the Company may incur substantial liabilities in the future resulting from these indemnification obligations.

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses it potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of December 31, 2025, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

Litigation – Patent Infringement

During January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a Paragraph IV certification with respect to five of the Company’s patents listed in the FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the US District Court for the District of New Jersey, the US District Court for the District of Delaware, and the US District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. The Company is seeking a permanent injunction to prevent the generic companies from introducing a generic version of YUPELRI that would infringe our patents. Additional patents covering YUPELRI, granted on July 4, 2023 and January 2, 2024, were subsequently listed in FDA’s Orange Book. The Company filed additional patent infringement suits in the US District Court for the District of New Jersey during August 2023 and January 2024. These suits have been consolidated with the above action. Further, the original complaint was amended during December 2023 to include certain patents not listed in the Orange Book.

In May 2024, the Company received notice from Qilu Pharmaceuticals Co., Ltd. (“subsequent ANDA filer”), that it had filed with the FDA an ANDA for a generic version of YUPELRI. The notice from the subsequent ANDA filer included a Paragraph IV certification with respect to certain of the Company’s patents listed in FDA’s Orange Book for YUPELRI. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In June 2024, the Company filed a patent infringement suit against the subsequent ANDA filer in the US District Court for the Eastern District of Pennsylvania. The complaint alleges that by filing the ANDA, the subsequent ANDA filer has infringed certain of the Company’s Orange Book listed patents.

Further method of treatment patents, with an expiration date of August 2039, were granted on July 30, 2024 and was listed in the Orange Book. The Company filed an additional patent infringement suit in the US District Court for the District of New Jersey during August 2024 against the three remaining generic companies. This suit has been consolidated with the action described above.

As of February 28, 2026, the Company has settled all litigation with Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Pharmaceuticals, Inc.; Orbicular Pharmaceutical Technologies Private Limited; Qilu Pharmaceuticals Co., Ltd.; and Teva Pharmaceuticals, Inc. pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions as is customary in these type of agreements. As required by law, the settlements are subject to review by the US Department of Justice and the Federal Trade Commission. The patent litigation against the one remaining generic company, Mankind Pharma Ltd., along with certain affiliates, remains pending. Pursuant to a stipulation filed with the court on December 18, 2025, patents related to polymorphs have been dismissed from the case and Mankind has accordingly agreed not to enter the market until after August 25, 2031 regardless of the outcome of the litigation. Method of treatment patents expiring in 2039 remain in the litigation.

16. Subsequent Events

Ampreloxetine Phase 3 Clinical Study Top-line Results

On March 3, 2026, the Company announced that its ampreloxetine Phase 3 clinical study (CYPRESS) in development for the treatment of symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy did not meet its primary endpoint in the Orthostatic Hypotension Symptom Assessment composite score. As a result of this outcome, the Company has decided to wind down its ampreloxetine program.

Organizational Restructure

As the Company’s Board of Directors evaluate alternatives to maximize shareholder value, the Company is implementing an organizational restructuring (the “Restructuring”) to streamline costs and align its resources with its commercial focus on YUPELRI. The Restructuring is expected to impact approximately 50% of the Company’s workforce of 90 employees. This reduction includes the complete wind-down of the R&D function and a decrease of approximately 50% in G&A employees. These actions will be implemented over the next two quarters, and the Company expects to incur approximately $5.0 million to $7.0 million in one-time cash severance costs related to these actions.

SUPPLEMENTARY FINANCIAL DATA

(UNAUDITED)

(In thousands, except per share data)

The following table presents certain unaudited consolidated quarterly financial information for the eight quarters in the periods ended December 31, 2025 and 2024. This information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2025
Total revenue	$15,388	$26,195	$19,990	$45,891
Total expenses	29,822	28,920	26,445	25,879
Income (loss) from operations	(14,434)	(2,725)	(6,455)	20,012
Net income (loss)	(13,579)	54,835	3,615	61,024
Net income (loss) - basic per share	(0.27)	1.09	0.07	1.20
Net income (loss) - diluted per share	$(0.27)	$1.08	$0.07	$1.15

2024
Total revenue	$14,503	$14,256	$16,868	$18,754
Total expenses	25,710	29,961	27,705	27,954
Loss from operations	(11,207)	(15,705)	(10,837)	(9,200)
Net loss	(11,664)	(16,529)	(12,698)	(15,527)
Net loss - basic and diluted per share	$(0.24)	$(0.34)	$(0.26)	$(0.31)

Share of Total YUPELRI Net Sales (1)
	For the Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2025	$20,420	$23,216	$24,977	$24,697
2024	$19,329	$19,085	$21,766	$23,339

(1)	The Company co-promotes YUPELRI in the US under a profit and loss sharing arrangement with Viatris (65% to Viatris; 35% to Theravance Biopharma). The amounts represent the Company’s implied 35% share of the total net sales of YUPELRI that were recognized within Viatris’ financial statements for the periods presented.