Form 10-Q
period 2026-03-31
Theravance Biopharma, Inc.
filed 2026-05-07
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the number of the registrant’s outstanding ordinary shares was 51,553,005.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$288,101	$167,806
Short-term marketable securities	106,565	147,551
Receivables from collaborative arrangements	15,584	45,539
Receivables from milestones and royalty assets	—	50,000
Other prepaid and current assets	7,384	7,564
Total current assets	417,634	418,460
Long-term marketable securities	—	11,128
Property and equipment, net	5,539	5,895
Operating lease assets	23,001	24,371
Restricted cash	836	836
Other assets	25,303	24,880
Total assets	$472,313	$485,570

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,100	$2,568
Accrued personnel-related expenses	8,730	12,592
Accrued clinical and development expenses	2,396	3,373
Accrued general and administrative expenses	2,522	2,052
Operating lease liabilities	10,752	10,945
Income tax payable	5,287	5,287
Other accrued liabilities	988	1,485
Total current liabilities	31,775	38,302
Long-term operating lease liabilities	29,752	31,758
Future royalty payment contingency	32,795	32,795
Unrecognized tax benefits	87,153	85,679
Other long-term liabilities	244	313
Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 51,515 and 51,069 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,155,215	1,156,288
Accumulated other comprehensive income	(62)	61
Accumulated deficit	(864,560)	(859,627)
Total shareholders’ equity	290,594	296,723
Total liabilities and shareholders’ equity	$472,313	$485,570

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2026	2025

Revenues:
Viatris collaboration agreement	$17,699	$15,388
Total revenues	17,699	15,388

Expenses:
Research and development (1)	5,829	11,452
Selling, general and administrative (1)	17,720	18,370
Restructuring expenses (1) (2)	3,633	—
Total expenses	27,182	29,822

Loss from operations	(9,483)	(14,434)
Interest expense (non-cash)	—	(643)
Interest and other income, net	3,013	939
Loss before income taxes	(6,470)	(14,138)
Provision for income tax benefit	1,537	559
Net loss	(4,933)	(13,579)

Net unrealized loss on available-for-sale investments	(123)	(7)
Total comprehensive loss	$(5,056)	$(13,586)

Net loss per share:
Net loss per share - basic and diluted	$(0.10)	$(0.27)
Shares used to compute net loss per share - basic and diluted	51,279	49,706

(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Research and development	$627	$1,070
Selling, general and administrative	2,849	3,807
Restructuring expenses	1,028	—
Total share-based compensation expense	$4,504	$4,877

(2)	Restructuring expenses were comprised of the following:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash-related expenses	$2,605	$—
Non-cash related expenses	1,028	—
Total restructuring expenses	$3,633	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	51,069	$1	$1,156,288	$61	$(859,627)	$296,723
Employee share-based compensation expense	—	—	4,504	—	—	4,504
Issuance of restricted shares	720	—	—	—	—	—
Option exercises	22	—	241	—	—	241
Repurchase of shares to satisfy tax withholding	(296)	—	(5,818)	—	—	(5,818)
Net unrealized loss on marketable securities	—	—	—	(123)	—	(123)
Net loss	—	—	—	—	(4,933)	(4,933)
Balances at March 31, 2026	51,515	$1	$1,155,215	$(62)	$(864,560)	$290,594

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545
Proceeds from the sale of ordinary shares	2	—	20	—	—	20
Employee share-based compensation expense	—	—	4,877	—	—	4,877
Issuance of restricted shares	619	1	—	—	—	1
Repurchase of shares to satisfy tax withholding	(91)	—	(874)	—	—	(874)
Net unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(13,579)	(13,579)
Balances at March 31, 2025	50,001	$1	$1,145,083	$—	$(979,101)	$165,983

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net loss	$(4,933)	$(13,579)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	381	413
Amortization and accretion on investment securities, net	(602)	(327)
Future royalty payment contingency interest accretion	—	643
Share-based compensation	4,504	4,877
Amortization of right-of-use assets	1,056	966
Deferred income taxes	(2,999)	(1,852)
Other	42	(39)
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	29,954	3,087
Receivables from milestones and royalty assets	50,000	50,000
Prepaid clinical and development services	—	73
Other prepaid and current assets	1,666	148
Right-of-use lease assets	314	(42)
Other assets	1,025	330
Accounts payable	(1,468)	166
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(4,867)	(1,514)
Operating lease liabilities	(2,199)	(1,664)
Unrecognized tax benefits	1,474	1,285
Other long-term liabilities	(69)	68
Net cash provided by operating activities	73,279	43,039

Investing activities
Purchases of marketable securities	(43,407)	(1,968)
Maturities of marketable securities	96,000	32,600
Net cash provided by investing activities	52,593	30,632

Financing activities
Proceeds from the sale of ordinary shares	—	20
Proceeds from option exercises	241	—
Repurchase of shares to satisfy tax withholding	(5,818)	(874)
Net cash used in financing activities	(5,577)	(854)

Net increase in cash, cash equivalents, and restricted cash	120,295	72,817
Cash, cash equivalents, and restricted cash at beginning of period	168,642	38,633
Cash, cash equivalents, and restricted cash at end of period	$288,937	$111,450

Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(351)	$4

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

Basis of Presentation

The Company’s condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2025 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026.

The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Significant Accounting Policies

Other than an update to the “Future Royalty Payment Contingency” accounting policy below, there have been no material revisions in the Company’s significant accounting policies described in Note 1 to the consolidated financial statements included in its Annual Report on Form 10-K as of and for the year ended December 31, 2025.

Future Royalty Payment Contingency

The Company treats contingent liabilities related to sale of future royalties as debt financings, amortized under the effective interest method over the estimated life of the related expected royalty stream. The contingent liabilities related to sale of future royalties and the debt amortization are based on current estimates of the amount and timing of future royalty payments. The Company periodically reassesses the amount and timing of probability-adjusted estimated royalty payments based on internal sales projections and external information from market data sources, which are considered Level 3 inputs. To the extent the Company’s estimates of the amount and timing of future royalty payments are materially greater or less than previous estimates, the Company will prospectively adjust the amortization of the contingent liability and effective interest rate.

In periods in which updated estimates of the amount or timing of future royalty payments results in the undiscounted cash flows payable to be less than the current net carrying amount of the debt, the Company ceases the recognition of interest expense on the royalty liability. Consistent with the accounting guidance applicable to debt financings, the Company does not reduce the net carrying amount of the royalty liability below its initial carrying amount, which represents the original proceeds received.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 modifies the rules on income statement disclosures to enhance the transparency of and include more detailed information about the types of expenses, including purchases of inventory, employee compensation, depreciation, amortization, and depletion, in commonly presented expense captions such as cost of sales, research and development, and selling, general and administrative expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026. The Company is evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and related disclosures.

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

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares. The Company’s potential ordinary shares include outstanding options to purchase ordinary shares and restricted share units (“RSUs”), including market-based and performance-contingent awards. See “Note 8. Share-Based Compensation” for information related to outstanding options and RSUs as of March 31, 2026 and 2025.

In accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the three months ended March 31, 2026 and 2025, the Company recognized net losses. As a result, the potential ordinary shares as described above were not included in the computation of diluted net loss per share, as presented below, due to their anti-dilutive effects.

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net loss	$(4,933)	$(13,579)

Denominator:
Weighted-average ordinary shares outstanding - basic and diluted	51,279	49,706

Net loss per share:
Net loss per share - basic and diluted	$(0.10)	$(0.27)

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

As of March 31, 2026, the Company is eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding the China Region) up to $180.0 million in the aggregate, with $135.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $135.0 million associated with monotherapy, $125.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential sales and regulatory milestones up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of net sales in the China Region, and the $7.5 million relates to achieving regulatory milestones.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
(In thousands)	2026	2025
Viatris collaboration agreement – Amounts receivable from Viatris	$17,699	$15,388

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Three Months Ended March 31,
(In thousands)	2026	2025
YUPELRI net sales (Theravance Biopharma implied 35%)	$21,851	$20,420

4. Segment Information

The Company operates in a single segment, which is the development and commercialization of human therapeutics. The Company has determined that its chief executive officer is the Chief Operating Decision Maker (“CODM”). When evaluating the Company’s financial performance, the CODM reviews total revenues and total expenses and makes financial decisions using this information on a consolidated net loss basis. The measure of segment assets is the Company’s total assets which are reported on the condensed consolidated balance sheets. The Company’s segment revenue and long-lived assets are primarily generated and maintained in the US.

The following table summarizes significant segment expenses:

	Three Months Ended March 31,
(In thousands)	2026	2025
Viatris collaboration agreement	$17,699	$15,388
Total revenue	17,699	15,388

Employee-related (Research and development) [1]	2,447	3,931
External-related (Research and development)	1,952	5,565
Facilities and other allocated expenses (Research and development)	803	886
Supporting general and administration functions [1]	7,961	7,258
Sales and marketing, and medical affairs [1]	6,910	7,305
Share-based compensation	3,476	4,877
Total recurring operating expenses	23,549	29,822
Restructuring expenses (including share-based compensation)	3,633	—
Total operating expenses	27,182	29,822
Loss from operations	(9,483)	(14,434)
Interest expense (non-cash)	—	(643)
Interest and other income, net	3,013	939
Provision for income tax benefit	1,537	559
Net loss	$(4,933)	$(13,579)

1 Excludes share-based compensation

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	March 31,
(In thousands)	2026	2025
Cash and cash equivalents	$288,101	$110,614
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$288,937	$111,450

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company recognized net realized and unrealized foreign currency losses were immaterial for the three months ended March 31, 2026 and 2025, respectively. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		March 31, 2026
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$12,838	$1	$(5)	$12,834
Corporate notes	Level 2	37,757	—	(40)	37,717
Commercial paper	Level 2	80,944	1	(19)	80,926
Marketable securities		131,539	2	(64)	131,477
Money market funds	Level 1	256,172	—	—	256,172
Total		$387,711	$2	$(64)	$387,649

		December 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$130,602	$43	$(1)	$130,644
Corporate notes	Level 2	37,690	15	(1)	37,704
Commercial paper	Level 2	71,695	8	(3)	71,700
Marketable securities		239,987	66	(5)	240,048
Money market funds	Level 1	79,387	—	—	79,387
Total		$319,374	$66	$(5)	$319,435

As of March 31, 2026, all of the Company’s available-for-sale securities had contractual maturities within one year, and the weighted-average maturity of marketable securities was approximately one month. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three months ended March 31, 2026.

Available-for-sale securities with unrealized losses as of March 31, 2026 are summarized below:

	March 31, 2026
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$5,322	$(5)	$—	$—	$5,322	$(5)
Corporate notes	37,717	(40)	—	—	37,717	(40)
Commercial paper	73,038	(19)	—	—	73,038	(19)
Total	$116,077	$(64)	$—	$—	$116,077	$(64)

Available-for-sale securities with unrealized losses as of December 31, 2025 are summarized below:

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$9,998	$(1)	$—	$—	$9,998	$(1)
Corporate notes	8,265	(1)	—	—	8,265	(1)
Commercial paper	23,565	(3)	—	—	23,565	(3)
Total	$41,828	$(5)	$—	$—	$41,828	$(5)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of March 31, 2026, and there were no individual securities that were in a significant unrealized loss position as of March 31, 2026.

For the three months ended March 31, 2026 and 2025, the Company did not sell any marketable securities.

Ampreloxetine Funding

The Company recognizes a contingent liability related to funding received from Royalty Pharma Investments (“Royalty Pharma”) in exchange for certain future royalty rights to ampreloxetine. The contingent liability consists of an upfront $25.0 million received in July 2022 and management’s estimate of (i) a risk-adjusted future contingent $15.0 million milestone; and (ii) the amount and timing of royalties to be paid to Royalty Pharma and then discounted over the life of the arrangement using an imputed rate of interest. The excess of future estimated royalty payments over the amount of cash funding received is recognized as interest expense using the effective interest method. The balance associated with the contingent liability was initially recorded as $25.0 million, net of allocated transaction costs, in July 2022 and is reported on the condensed consolidated balance sheets as “Future royalty payment contingency”.

There are a number of factors that could materially affect the amount and timing of the contingent $15.0 million milestone and royalty payments, some of which are not within the Company’s control. Such factors include, but are not limited to, changes in the projected market size, the introduction of competing products, patent protection matters, and regulatory product approval for ampreloxetine. The contingent liability was recognized using significant unobservable inputs. These inputs were derived using internal management estimates and reflect management’s judgements and forecasts. The significant unobservable inputs include the forecasted revenues, the probability and timing of the regulatory milestone, and the expected term of the royalty stream, as well as the overall probability of ampreloxetine’s success. These estimates are considered Level 3 fair value inputs. A significant change in certain unobservable inputs, such as the probability of ampreloxetine’s success, could result in a material increase or decrease to the effective interest rate of the contingent liability. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the Company would not be obligated to repay any of the funding amounts received from Royalty Pharma.

On March 3, 2026, the Company announced that its ampreloxetine Phase 3 clinical study top-line results did not meet its primary endpoint. As a result of this outcome, the Company decided to wind down the ampreloxetine program, and in accordance with accounting guidance under ASC 470, Debt, the Company ceased recognizing interest expense on the contingent liability balance beginning in the first quarter of 2026.

Contract Derivative

On December 27, 2024, the Company purchased a contract derivative to manage its exposure to financial risk and to mitigate potential tax liability. The Company determined that the contract derivative met the definition of a derivative under ASC Topic 815, Derivatives and Hedging.

The contract derivative is measured at fair value using the discounted cash flow method and includes unobservable inputs derived from management’s estimates and assumptions. Management’s estimates and assumptions are based in part on external data and internal data and involve a significant degree of judgment. The primary unobservable inputs, classified as Level 3 under the fair value hierarchy, include the remote possibility of a future payout of taxes. The discount rate utilized in the fair value model was 4.8%, as of December 31, 2025 and 5.1% as of March 31, 2026.

The contract derivative was recognized within non-current “Other assets” on the condensed consolidated balance sheets and changes to the contract derivative fair value were as follows for the three months ended March 31, 2026:

(In thousands)
Balance at December 31, 2025	$2,381
Unrealized loss	(41)
Balance at March 31, 2026	$2,340

For the three months ended March 31, 2026, the decrease in the contract derivative’s fair value was driven by an increase in the estimated discount rate, and the unrealized loss was recognized within “Interest and other income, net” on the condensed consolidated statements of operations.

7. Subleases

Sublease Income

As of March 31, 2026, the Company has subleased approximately 130,000 square feet of a total 162,000 square feet of its South San Francisco office and laboratory space under four separate subleases. The Company’s sublease income is recognized as a reduction to rent expense within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company’s sublease income from its subleases is summarized below:

	Three Months Ended March 31,
(In thousands)	2026	2025
Sublease income	$2,447	$2,304

8. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense included in the condensed consolidated statements of operations was recognized as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025
Research and development	$627	$1,070
Selling, general and administrative	2,849	3,807
Restructuring expenses	1,028	—
Total share-based compensation expense	$4,504	$4,877

Share-Based Compensation Modification Due to Organizational Restructuring

As a result of the Company’s organizational restructuring announcement on March 3, 2026 (see “Note 10. Organizational Restructuring” for information), the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the restructuring. The Company accounted for this acceleration as a Type III modification (improbable to probable) which resulted in an incremental fair value of $1.0 million, as of the modification date, and was recorded in “Restructuring expenses” within the condensed consolidated statements of operations.

Share-Based Compensation Option and Award Activity

The following tables summarize option and RSU activity (including market-based and performance-contingent RSUs) for the three months ended March 31, 2026 and 2025:

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2025	1,927,447		$15.05	3,202,492
Granted	—		—	69,215
Exercised/Released	(22,044)		10.95	(720,320)
Forfeited	(2,393)		10.30	(193,076)
Expired	(17,240)		27.73	—
Outstanding at March 31, 2026	1,885,770	5.3	$14.98	2,358,311

		Weighted-Average	Weighted-Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2024	1,896,908		$15.53	3,955,487
Granted	—		—	1,311,088
Exercised/Released	—		—	(619,026)
Forfeited	—		—	(163,160)
Expired	—		—	—
Outstanding at March 31, 2025	1,896,908	5.8	$15.53	4,484,389

9. Income Taxes

For the three months ended March 31, 2026, the Company recognized an income tax benefit of $1.5 million, primarily due to the Company’s pre-tax loss for the year-to-date period.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for US federal tax purposes stemming from the effects of the Company’s sale of its equity interests in Theravance Respiratory Company, LLC in July 2022. As of March 31, 2026, the Company does not believe a valuation allowance against its deferred tax assets should be re-established to offset its deferred tax assets for US federal tax purposes. As of March 31, 2026, the Company continues to maintain a full valuation allowance in certain states, including California, and other jurisdictions.

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

10. Organizational Restructuring

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

As the Company’s Board of Directors evaluates alternatives to maximize shareholder value, the Company is implementing an organizational restructuring (the “Restructuring”) to streamline costs and align its resources with its commercial focus on YUPELRI. As part of the Restructuring, the Company is reducing its headcount of 90 employees by approximately 50% through a reduction in its workforce. This reduction includes the wind-down of the R&D function and a decrease of approximately 50% in G&A employees. The Company estimates that it will incur approximately $5.0 million to $7.0 million in one-time total cash severance costs and approximately $3.5 million to $4.5 million in one-time total non-cash costs primarily related to the modification of equity-based awards for employees affected by the Restructuring.

Certain employees departed the Company on March 31, 2026, and the remainder of the impacted employees are expected to depart the Company over the next two quarters. For the three months ended March 31, 2026, the Company incurred a total of $3.6 million in Restructuring expenses, consisting of $1.7 million in R&D expenses and $1.9 million in G&A expenses, which is included on the condensed consolidated statements of operations within “Restructuring expenses”. Cash-related and non-cash related Restructuring expenses were $2.6 million and $1.0 million, respectively, for the three months ended March 31, 2026.

Selected information related to accrued cash-related Restructuring expenses (excludes share-based compensation expenses) was as follows:

(In thousands)
Balance at December 31, 2025	$—
Net accruals	2,605
Cash paid	—
Balance at March 31, 2026	$2,605

As of March 31, 2026, the Company did not recognize any Restructuring-related impairment charges associated with its long-lived assets.

11. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of March 31, 2026, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

Litigation – Patent Infringement

During January 2023, the Company received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of the Company’s patents listed in the FDA’s Orange Book for YUPELRI on the date of the Company’s receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, the Company filed patent infringement suits against the generic companies in federal district courts, including the US District Court for the District of New Jersey, the US District Court for the District of Delaware, and the US District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of the Company’s Orange Book listed patents. Additional patents covering YUPELRI, granted on July 4, 2023, January 2, 2024, July 30, 2024 and April 29, 2025, were listed in the Orange Book. The Company filed additional patent infringement suits in the US District Court for the District of New Jersey against generic companies who had not settled at those times, and these suits were consolidated with the above action.

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

As of March 31, 2026, the Company has settled all litigation with all of the parties listed above pursuant to individual agreements in which the Company granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions and other provisions customary for agreements of this type. As required by law, the settlements are subject to review by the US Department of Justice and the Federal Trade Commission.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties, and assumptions. All statements in this report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,”

“estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations, and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to, those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Our forward-looking statements in this report are based on current expectations, and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

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

Significant Developments - First Quarter of 2026

Ampreloxetine Phase 3 Clinical Study Top-line Results

On March 3, 2026, we announced that our ampreloxetine Phase 3 clinical study (CYPRESS) in development for the treatment of symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy did not meet its primary endpoint in the Orthostatic Hypotension Symptom Assessment composite score. As a result of this outcome, we are in the process of winding down the ampreloxetine program.

Strategic Review Committee

In connection with the CYPRESS study results, the Strategic Review Committee of our Board of Directors (the "Committee") is accelerating its ongoing review of alternatives to maximize value for shareholders. Since its formation in 2024, the Committee has been working on an ongoing basis with Lazard, its independent financial advisor, to evaluate opportunities available to the Company, including under multiple potential outcomes for the CYPRESS study. Building upon this work, the Committee is acting with urgency to evaluate a broad range of value maximizing and tax efficient alternatives, including but not limited to a sale of the Company. There can be no assurance that the Committee's strategic review process will result in any transaction. We do not intend to disclose further developments on this review process unless and until it determines that such disclosure is appropriate or necessary. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to inform any regulatory engagement in the context of the Committee’s ongoing strategic review. This assessment is intended to provide the Committee with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance as to the outcome of any regulatory engagement or its impact on the Committee’s evaluation of alternatives.

Organizational Restructuring

While the Committee accelerates its review, we are implementing an organizational restructuring (the “Restructuring”) to streamline costs and align our resources with our commercial focus on YUPELRI. The Restructuring involves winding down our R&D function and significantly reducing our G&A function. The Restructuring is expected to reduce operating expenses by approximately 60%, relative to 2025 operating expenses of $111.1 million. The full run-rate cost savings of approximately $70 million are expected to be realized beginning in the third quarter of 2026.

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

Under the terms of the Viatris Agreement, as amended, we received a $25.0 million milestone payment for the achievement of $250.0 million in net sales in 2025. As of March 31, 2026, we were eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding China and adjacent territories) of up to $180.0 million in the aggregate with $135.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $135.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the European Union (“EU”) and $125.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$500.0 million	$50.0 million
$750.0 million	$75.0 million

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
YUPELRI net sales (100% recorded by Viatris)	$62,430	$58,344	$4,086	7%
YUPELRI net sales (Theravance Biopharma implied 35%)	21,851	20,420	1,431	7

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

As of March 31, 2026, we were also eligible to receive additional potential sales and regulatory milestones of up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with achieving regulatory milestones related to future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

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

As a result of the CYPRESS study results, we have decided to wind down the ampreloxetine program. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to inform any regulatory engagement in the context of the Committee’s ongoing strategic review. This assessment is intended to provide us with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance as to the outcome of any regulatory engagement.

Economic Interests

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

As of March 31, 2026, a total of up to $100.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $50.0 million if Royalty Pharma receives $270.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.16 billion or (ii) $100.0 million if Royalty Pharma receives $305.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.51 billion.

Achievement of either the $50.0 million or $100.0 million milestone in 2026 would not require an increase in global net sales compared to 2025, as the $3.91 billion in global net sales achieved in 2025 exceeds the thresholds necessary to trigger either Milestone Payment in 2026. Total 2025 TRELEGY global net sales represented a 13% increase compared to 2024, and TRELEGY is currently expected to generate global sales of $4.2 billion in 2026 according to consensus estimates. TRELEGY global net sales for the three months ended March 31, 2026 were $873 million which represented a 2% year-over-year growth.

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

In June 2025, we announced that we had entered into a definitive agreement to sell our remaining royalty interest in the global net sales of TRELEGY (as described above) to GSK for $225.0 million (the “TRELEGY Royalty Sales Agreement”) while retaining our right to receive the remaining potential Milestone Payments related to 2025 and 2026 TRELEGY global net sales from Royalty Pharma. We received the $225.0 million cash payment from GSK in June 2025 and, as noted above, we received a $50.0 million Milestone Payment from Royalty Pharma in February 2026.

The TRELEGY Royalty Sales Agreement transaction represented the first outcome of the ongoing efforts of the Committee to assess all strategic alternatives available to us to unlock shareholder value. We remain focused on disciplined capital allocation and returning excess cash to shareholders, and the Committee is continuing to evaluate a range of alternatives to further enhance shareholder value, though there can be no assurance that additional transactions will occur.

The following information regarding the TRELEGY program is based solely upon publicly available information and may not reflect the most recent developments under the program.

TRELEGY provides the activity of an inhaled corticosteroid (FF) plus two bronchodilators (UMEC, a LAMA, and VI, a long-acting beta2 agonist, or LABA) in a single delivery device administered once-daily. TRELEGY is approved for use in the US, EU, and other countries for the long-term, once-daily, maintenance treatment of patients with COPD. Additionally, the FDA approved an sNDA for the use of TRELEGY to treat asthma in adults in September 2020 making TRELEGY the first once-daily single inhaler triple therapy for the treatment of both asthma and COPD in the US. GSK continues to pursue approval for the asthma indication in additional markets.

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

In periods in which updated estimates of the amount or timing of future royalty payments results in the undiscounted cash flows payable to be less than the current net carrying amount of the debt, we cease the recognition of interest expense on the royalty liability. Consistent with the accounting guidance applicable to debt financings, we do not reduce the net carrying amount of the royalty liability below its initial carrying amount, which represents the original proceeds received.

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
YUPELRI net sales (100% recorded by Viatris)	$62,430	$58,344	$4,086	7%
YUPELRI net sales (Theravance Biopharma implied 35%)	21,851	20,420	1,431	7

Our recognized revenue, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Viatris collaboration agreement	$17,699	$15,388	$2,311	15%

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

For the three months ended March 31, 2026, we recognized revenue of $17.7 million under the Viatris collaboration agreement. This amount represented an increase of 15%, compared to the corresponding period in the prior year. The increase was primarily attributed to higher net sales of YUPELRI, which grew 7% year-over-year in the first quarter and was driven by customer demand growth of 4% and improved net pricing.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable period:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Employee-related	$2,447	$3,931	$(1,484)	(38)%
Share-based compensation	627	1,070	(443)	(41)
External-related	1,952	5,565	(3,613)	(65)
Facilities and other allocated expenses	803	886	(83)	(9)
Total research & development	$5,829	$11,452	$(5,623)	(49)%

R&D expenses decreased by $5.6 million for the three months ended March 31, 2026 compared to the prior year period. The $5.6 million decrease was primarily attributed to decreases in employee-related and external-related expenses and were related to cost savings associated with the Restructuring announced in March 2026 and the subsequent winding-down of the CYPRESS clinical trial.

As a result of the Restructuring, we expect quarterly R&D expenses to continue to decrease year-over-year into the second half of 2026.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of salaries and benefits, facilities and overhead costs, and other costs related to areas such as legal, finance, information technology, sales and marketing, and medical affairs.

SG&A expenses, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Selling, general and administrative	$17,720	$18,370	$(650)	(4)%

Total SG&A expenses were $17.7 million for the three months ended March 31, 2026. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $14.9 million for the first quarter of 2026 and were comprised of $8.0 million of general and administrative (“G&A”) expenses and $6.9 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) were $14.6 million for the first quarter of 2025 and were comprised of $7.3 million of G&A expenses and $7.3 million of SM&M expenses.

First quarter of 2026 G&A expenses (excluding SBC) increased by $0.7 million compared to the prior year period and were primarily due to one-time legal costs. Excluding the one-time legal costs, G&A expenses (excluding SBC) decreased by $1.2 million, or 17%, and was related to cost savings associated with the Restructuring announced in March 2026. SM&M expenses (excluding SBC) decreased by $0.4 million, or 5%, in the first quarter of 2026 compared to the prior year period and was primarily due to lower employee-related costs.

Total SBC related to SG&A expenses was $2.8 million for the three months ended March 31, 2026 and $3.8 million for the three months ended March 31, 2025.

As a result of the Restructuring, we expect quarterly SG&A expenses to continue to decrease year-over-year into the second half of 2026.

Restructuring Expenses

Restructuring expenses, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Restructuring expenses	$2,605	$—	$2,605	NM	%
Share-based compensation expense (non-cash)	1,028	—	1,028	NM
Total restructuring expenses	$3,633	$—	$3,633	NM	%

NM: Not Meaningful

Total Restructuring expenses were $3.6 million for the three months ended March 31, 2026 and were primarily comprised of one-time severance costs and other employee-related separation costs.

We estimate that we will incur total cash expenses of approximately $5.0 million to $7.0 million related to one-time severance costs which are expected to be incurred and paid through the third quarter of 2026. We estimate that we will also incur total non-cash Restructuring charges related to the modification of equity-based awards of approximately $3.5 million to $4.5 million through the third quarter of 2026.

We may also incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

Interest Expense

Interest expense, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Ampreloxetine royalty contingency (non-cash)	$—	$(643)	$643	(100)%

On March 3, 2026, we announced that our ampreloxetine Phase 3 clinical study top-line results did not meet its primary endpoint. As a result of this outcome, we decided to wind down the ampreloxetine program, and in accordance with accounting guidance under ASC 470, Debt, we ceased recognizing interest expense on the contingent liability balance beginning in the first quarter of 2026. As a result, there was no interest expense recognized for the three months ended March 31, 2026.

Interest and Other Income, Net

Interest and other income, net, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Interest and other income, net	$3,013	$939	$2,074	221%

Interest and other income, net, increased by $2.1 million for the three months ended March 31, 2026, compared to the prior year period. The increase was primarily attributable to an increase in interest income related to an increase in our cash, cash equivalents, and marketable securities balances. The increase in the balances was primarily driven by (i) proceeds of $225.0 million from the sale of TRELEGY royalties in June 2025; (ii) a $25.0 million milestone payment from Viatris in January 2026 associated with the achievement of certain minimum US net sales thresholds in 2025; and (iii) a $50.0 million milestone payment from Royalty Pharma in February 2026 associated with the achievement of certain minimum royalty payments related to 2025 TRELEGY global net sales.

Provision for Income Tax Benefit

The provision for income tax benefit, as compared to the prior year comparable period, was as follows:

	Three Months Ended March 31,		Change
(In thousands)	2026	2025	$	%
Provision for income tax benefit	$1,537	$559	$978	175%

For the three months ended March 31, 2026, we recognized an income tax benefit of $1.5 million primarily due to the Company’s pre-tax loss for the year-to-date period. For the prior year comparable period, the $0.6 million income tax benefit was primarily related to forecasted pre-tax losses.

Liquidity and Capital Resources

As of March 31, 2026, we had approximately $394.7 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

In January 2026, we received a $25.0 million milestone payment from Viatris for the achievement of certain minimum US net sales thresholds in 2025, and in February 2026, we received a $50.0 million milestone payment from Royalty Pharma associated with certain royalty thresholds that were achieved by Royalty Pharma related to 2025 TRELEGY global net sales.

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

Cash Flows

Cash flows, as compared to the prior year comparable period, were as follows:

	Three Months Ended March 31,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$73,279	$43,039	$30,239
Net cash provided by investing activities	52,593	30,632	21,961
Net cash used in financing activities	(5,577)	(854)	(4,723)

Net cash flows provided by operating activities

Net cash provided by operating activities was $73.3 million for the three months ended March 31, 2026, consisting of a net loss of $4.9 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $2.4 million and a net increase in cash resulting from changes in operating assets and liabilities of $75.8 million. The net increase in cash resulting from changes in operating assets and liabilities included $75.0 million in milestone payments from Viatris and Royalty Pharma as noted above.

Net cash provided by operating activities was $43.0 million for the three months ended March 31, 2025, consisting of a net loss of $13.6 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $4.7 million and a net increase in cash resulting from changes in operating assets and liabilities of $51.9 million. The net increase in cash resulting from changes in operating assets and liabilities included the $50.0 million milestone payment from Royalty Pharma.

Net cash flows provided by investing activities

Net cash provided by investing activities was $52.6 million for the three months ended March 31, 2026, consisting of cash inflows from the net purchase and maturities of marketable securities.

Net cash provided by investing activities was $30.6 million for the three months ended March 31, 2025, consisting of cash inflows from the net purchase and maturities of marketable securities.

Net cash flows used in financing activities

Net cash used in financing activities was $5.6 million for the three months ended March 31, 2026, consisting primarily of $5.8 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $0.9 million for the three months ended March 31, 2025, consisting primarily of $0.9 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of March 31, 2026. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act as of March 31, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the first quarter of the year ending December 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

During January 2023, we received notice from Accord Healthcare, Inc.; Cipla USA, Inc. and Cipla Limited; Eugia Pharma Specialties Ltd.; Lupin Inc.; Mankind Pharma Ltd.; Orbicular Pharmaceutical Technologies Private Limited; and Teva Pharmaceuticals, Inc. (collectively, the “generic companies”), that they have each filed with the FDA an abbreviated new drug application (“ANDA”), for a generic version of YUPELRI. The notices from the generic companies each included a paragraph IV certification with respect to five of our patents listed in the FDA’s Orange Book for YUPELRI on the date of our receipt of the notice. The asserted patents relate generally to polymorphic forms of and a method of treatment using YUPELRI. In February 2023, we filed patent infringement suits against the generic companies in federal district courts, including the US District Court for the District of New Jersey, the US District Court for the District of Delaware, and the US District Court for the Middle District of North Carolina. The suits in Delaware and North Carolina have been dismissed, as all generic companies have agreed to venue in New Jersey. The complaint alleges that by filing the ANDAs, the generic companies have infringed five of our Orange Book listed patents. Additional patents covering YUPELRI, granted on July 4, 2023, January 2, 2024, July 30, 2024 and April 29, 2025, were subsequently listed in FDA’s Orange Book. We filed additional patent infringement suits in the US District Court for the District of New Jersey against generic companies who had not settled at those times, and these suits were consolidated with the above action.

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

As of March 31, 2026, we have settled all litigation with all of the companies listed above pursuant to individual agreements in which we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions and other provisions customary for agreements of this type. As required by law, the settlements are subject to review by the US Department of Justice and the Federal Trade Commission.

Please also see “Item 1, Business – Patents and Proprietary Rights -- Patent Term Restoration, Regulatory Exclusivities, and Hatch-Waxman Litigation” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information. In addition, this litigation and the related risks are described in greater detail under the risk factor “Litigation to protect or defend our intellectual property or third-party claims of intellectual property infringement will require us to divert resources and may prevent or delay our drug development and commercialization efforts” of this Quarterly Report on Form 10-Q.

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

Any medicine that competes with a generic or proprietary market leading medicine must demonstrate compelling advantages in efficacy, convenience, tolerability and/or safety in order to overcome severe price competition and be commercially successful. For example, YUPELRI competes predominately with short acting nebulized bronchodilators that are dosed three to four times per day. Merck’s ensifentrine, a selective inhaled dual inhibitor of PDE3 and PDE4, was launched in the US in June 2024 as a maintenance treatment for adults with COPD and Sanofi and Regeneron Pharmaceutical, Inc.’s IL-4/IL-13 monoclonal antibody (mAb) Dupixent® (dupilumab) recently received approval in the US for COPD for maintenance treatment for patients with moderate-to-severe COPD, who are uncontrolled with current SOC triple therapy (LAMA + LABA + ICS) and have evidence of Type 2 inflammation and frequent exacerbation history. If we are not able to compete effectively against our current and future competitors, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

Our strategic review process may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our shareholders.

In November 2024, the board of directors announced the formation of a Strategic Review Committee of our Board of Directors (the "Committee") composed entirely of independent directors to assess all strategic alternatives to the Company, including those related to YUPELRI, ampreloxetine, and TRELEGY, with the objective of unlocking shareholder value. In March 2026, in connection with the announcement that our Phase 3 CYPRESS study did not meet its primary endpoint, the Committee accelerated its ongoing review of alternatives to maximize value for shareholders. Since its formation, the Committee has been working on an ongoing basis with Lazard, its independent financial advisor, to evaluate opportunities available to us, including under multiple potential outcomes for our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy. Building upon this work, the Committee is acting with urgency to evaluate a broad range of value maximizing and tax efficient alternatives, including but not limited to a sale of our company. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to inform any regulatory engagement in the context of the Committee’s ongoing strategic review. This assessment is intended to provide the Committee with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance as to the outcome of any regulatory engagement, its impact on the Committee’s evaluation of alternatives, or that the Committee’s strategic review process will result in any transaction. Any potential strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives may be time-consuming, distracting, and disruptive to our business operations, which may cause concern to our employees, investors, strategic partners, and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We have and will continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. There can be no assurance that the Committee's strategic review process will result in any transaction. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our shareholders than that reflected in the current price of our ordinary shares. Until the process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our ordinary shares and may make it more difficult for us to attract and retain qualified personnel and business partners.

We may not sustain profitability from our operations.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in pharmaceutical discovery and development since 1997. We may never generate sufficient cash or revenue to sustain positive cash flow or profitability from our operations. For the three months ended March 31, 2026, we recognized a net loss of $4.9 million. For the year ended December 31, 2025, we recognized net income of $105.9 million, and our profitability was largely driven by (i) a one-time net gain resulting from the sale of our TRELEGY royalties in May 2025 and (ii) the achievement of sales-related milestones for YUPELRI and TRELEGY in December 2025. For comparison, we recognized net losses of $56.4 million and $55.2 million for the year ended December 31, 2024 and 2023, respectively. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $864.6 million as of March 31, 2026. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our operating expenses also will increase if, among other things:

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although we have multiple patents protecting YUPELRI with expiration dates ranging from 2028 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “Paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI (revefenacin) inhalation solution and contained a Paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, we received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a Paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of March 31, 2026, we have settled litigation with all of the generic applicants, and pursuant to individual agreements, we granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions and other provisions customary for agreements of this type. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of any litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.

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

We are incorporated in the Cayman Islands, maintain subsidiaries in the Cayman Islands (until December 2020), the US, and Ireland, and effective July 1, 2015, we migrated our tax residency from the Cayman Islands to Ireland. We are subject to new, evolving, or revised tax laws and regulations in such jurisdictions, and the enactment of or increases in taxes, or other changes in the application of existing taxes, in such jurisdictions may have an adverse effect on our business or on our results of operations. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our future effective tax rate could be affected by changes in our mix of earnings in countries with differing statutory tax rates, changes in valuation of our deferred tax assets and liabilities, or changes in tax laws or their interpretation, including possible US tax reform and contemplated changes in other countries of long-standing tax principles. These and other similar changes, if finalized and adopted, could have a material impact on our income tax expense and deferred tax balances. For example, the Internal Revenue Code tax capitalization rules enacted in 2022 required research and development expenses to be capitalized and amortized over a 5-year period for tax purposes. However, The One Big Beautiful Bill Act (the “OBBBA”) features several tax reforms, including permitting taxpayers to permanently deduct domestic research and development expenses for amounts paid or incurred in tax years beginning after December 31, 2024. The changes introduced by the OBBBA did not have a material impact on the Company’s annual effective tax rate for 2025, and we do not anticipate any OBBBA provisions with a 2026 implementation date to materially impact our financial statements.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of March 31, 2026, we had cash, cash equivalents and marketable securities of approximately $394.7 million.

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

Clinical studies involving a product candidate may reveal that it is ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. We may interrupt or discontinue development of a product candidate if one or more clinical studies fails to demonstrate adequate safety or efficacy, or if undesirable side effects or unexpected safety issues arise. For example, in March 2026 we announced our decision to wind down the ampreloxetine program after our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy did not meet its primary endpoint. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to inform any regulatory engagement in the context of the Committee’s ongoing strategic review. This assessment is intended to provide the Committee with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance as to the outcome of any regulatory engagement. In addition, regulatory authorities may interrupt, delay or halt clinical trials, and any efficacy or safety issues could result in a more restricted label or the delay or denial of regulatory approval by regulatory authorities.

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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical program including, without limitation, any delays in our development program, any halting of development in our program, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our program, or any indication from clinical or non-clinical studies that the compounds in our program are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. There can be no assurance that any clinical or non-clinical study will be read out on the timeline we expect or at all, that the study will meet its endpoints, or that a product candidate will ultimately be found to be safe and effective. For example, in March 2026 we announced that our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy did not meet its primary endpoint and we are winding down the ampreloxetine program. As we proceed with the orderly wind down of the ampreloxetine program, we will complete additional analyses of the CYPRESS dataset and Phase 3 program, in consultation with external experts, to inform any regulatory engagement in the context of the Committee’s ongoing strategic review. This assessment is intended to provide the Committee with additional clarity regarding any remaining value in ampreloxetine for our shareholders. There can be no assurance as to the outcome of any regulatory engagement.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of March 31, 2026, we owned a total of 108 issued US patents and 637 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from transacting or collaborating with us and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of product candidates, the effective patent lives of the related product candidates could be reduced.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 and 2025 based on newly-issued patents. A further lawsuit was filed during 2024 in response to a subsequent company seeking to market a generic version of YUPELRI. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of any litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations are unsuccessful, we may be unable to fully develop and commercialize products and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed, and the price of our securities could fall.

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

Based solely on our review of publicly available filings, as of March 31, 2026, our three largest shareholders collectively owned 41.3% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

If we continue to take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies, investors may find our ordinary shares less attractive, which may result in a less active trading market for our ordinary shares and greater stock price volatility.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

10.1	Letter to amendment to employment contract with Aine Miller	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended March 31, 2026, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

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

Theravance Biopharma, Inc.

Date: May 7, 2026	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)