Form 10-Q
period 2026-06-30
Theravance Biopharma, Inc.
filed 2026-08-11
CIK 1583107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the number of the registrant’s outstanding ordinary shares was 51,918,754.

THERAVANCE BIOPHARMA, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$219,766	$167,806
Short-term marketable securities	167,891	147,551
Receivables from collaborative arrangements	20,381	45,539
Receivables from milestones and royalty assets	—	50,000
Other prepaid and current assets	8,624	7,564
Total current assets	416,662	418,460
Long-term marketable securities	—	11,128
Property and equipment, net	5,169	5,895
Operating lease assets	21,926	24,371
Restricted cash	836	836
Other assets	25,177	24,880
Total assets	$469,770	$485,570

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$652	$2,568
Accrued personnel-related expenses	7,825	12,592
Accrued clinical and development expenses	2,395	3,373
Accrued general and administrative expenses	8,816	2,052
Operating lease liabilities	10,795	10,945
Income tax payable	—	5,287
Other accrued liabilities	283	1,485
Total current liabilities	30,766	38,302
Long-term operating lease liabilities	27,774	31,758
Future royalty payment contingency	32,795	32,795
Unrecognized tax benefits	88,486	85,679
Other long-term liabilities	244	313
Commitments and contingencies (Note 11)

Shareholders’ Equity
Preferred shares, $0.00001 par value per share: 230 shares authorized, no shares issued or outstanding	—	—
Ordinary shares, $0.00001 par value per share: 200,000 shares authorized; 51,891 and 51,069 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,160,238	1,156,288
Accumulated other comprehensive income (loss)	(76)	61
Accumulated deficit	(870,458)	(859,627)
Total shareholders’ equity	289,705	296,723
Total liabilities and shareholders’ equity	$469,770	$485,570

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues:
Viatris collaboration agreement	$20,731	$18,695	$38,430	$34,083
Licensing and milestone revenue	—	7,500	—	7,500
Total revenues	20,731	26,195	38,430	41,583

Expenses:
Research and development (1)	4,712	10,490	10,541	21,942
Selling, general and administrative (1)	14,176	18,430	31,896	36,800
Restructuring expenses (1) (2)	4,031	—	7,664	—
Transaction-related expenses	6,089	—	6,089	—
Total expenses	29,008	28,920	56,190	58,742

Loss from operations	(8,277)	(2,725)	(17,760)	(17,159)
Net gain on realized contingent milestone and royalty assets	—	75,137	—	75,137
Interest expense (non-cash)	—	(663)	—	(1,306)
Interest and other income, net	3,486	1,457	6,499	2,396
Income (loss) before income taxes	(4,791)	73,206	(11,261)	59,068
Provision for income tax (expense) benefit	(1,107)	(18,371)	430	(17,812)
Net income (loss)	(5,898)	54,835	$(10,831)	$41,256

Net unrealized loss on available-for-sale investments	(14)	(10)	(137)	(17)
Total comprehensive income (loss)	$(5,912)	$54,825	$(10,968)	$41,239

Net income (loss) per share:
Net income (loss) per share - basic	$(0.11)	$1.09	$(0.21)	$0.83
Net income (loss) per share - diluted	$(0.11)	$1.08	$(0.21)	$0.81

Shares used to compute net income (loss) per share - basic	51,667	50,177	51,474	49,943
Shares used to compute net income (loss) per share - diluted	51,667	50,726	51,474	50,685
(1)	Amounts include share-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and development	$566	$987	$1,193	$2,057
Selling, general and administrative	3,572	3,556	6,421	7,363
Restructuring expenses	1,852	—	2,880	—
Total share-based compensation expense	$5,990	$4,543	$10,494	$9,420

(2)	Restructuring expenses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Cash-related expenses	$2,179	$—	$4,784	$—
Non-cash related expenses	1,852	—	2,880	—
Total restructuring expenses	$4,031	$—	$7,664	$—

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2026	51,515	$1	$1,155,215	$(62)	$(864,560)	$290,594
Employee share-based compensation expense	—	—	5,990	—	—	5,990
Issuance of restricted shares	425	—	—	—	—	—
Option exercises	78	—	1,137	—	—	1,137
Repurchase of shares to satisfy tax withholding	(127)	—	(2,104)	—	—	(2,104)
Net unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Net loss	—	—	—	—	(5,898)	(5,898)
Balances at June 30, 2026	51,891	$1	$1,160,238	$(76)	$(870,458)	$289,705

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	51,069	$1	$1,156,288	$61	$(859,627)	$296,723
Employee share-based compensation expense	—	—	10,494	—	—	10,494
Issuance of restricted shares	1,145	—	—	—	—	—
Option exercises	100	—	1,378	—	—	1,378
Repurchase of shares to satisfy tax withholding	(423)	—	(7,922)	—	—	(7,922)
Net unrealized loss on marketable securities	—	—	—	(137)	—	(137)
Net loss	—	—	—	—	(10,831)	(10,831)
Balances at June 30, 2026	51,891	$1	$1,160,238	$(76)	$(870,458)	$289,705

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2025	50,001	$1	$1,145,083	$—	$(979,101)	$165,983
Employee share-based compensation expense	—	—	4,543	—	—	4,543
Issuance of restricted shares	413	—	—	—	—	—
Repurchase of shares to satisfy tax withholding	(53)	—	(503)	—	—	(503)
Net unrealized loss on marketable securities	—	—	—	(10)	—	(10)
Net income	—	—	—	—	54,835	54,835
Balances at June 30, 2025	50,361	$1	$1,149,123	$(10)	$(924,266)	$224,848

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	49,471	$—	$1,141,060	$7	$(965,522)	$175,545
Proceeds from the sale of ordinary shares	2	—	20	—	—	20
Employee share-based compensation expense	—	—	9,420	—	—	9,420
Issuance of restricted shares	1,032	1	—	—	—	1
Repurchase of shares to satisfy tax withholding	(144)	—	(1,377)	—	—	(1,377)
Net unrealized loss on marketable securities	—	—	—	(17)	—	(17)
Net income	—	—	—	—	41,256	41,256
Balances at June 30, 2025	50,361	$1	$1,149,123	$(10)	$(924,266)	$224,848

See accompanying notes to condensed consolidated financial statements.

THERAVANCE BIOPHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income (loss)	$(10,831)	$41,256
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	748	822
Amortization and accretion on investment securities, net	(1,539)	(749)
Future royalty payment contingency interest accretion	—	1,306
Share-based compensation	10,494	9,420
Loss on disposal of property and equipment	—	35
Amortization of right-of-use assets	2,132	1,906
Deferred income taxes	(3,217)	(12,543)
Other	68	(73)
Changes in operating assets and liabilities:
Receivables from collaborative and licensing arrangements	25,158	(3,479)
Receivables from milestones and royalty assets	50,000	50,000
Prepaid clinical and development services	—	73
Other prepaid and current assets	414	(1,367)
Right-of-use lease assets	313	(45)
Future contingent milestone and royalty assets	—	144,200
Other assets	1,356	(915)
Accounts payable	(1,916)	(567)
Accrued personnel-related expenses, accrued clinical and development expenses, and other accrued liabilities	(183)	1,678
Operating lease liabilities	(4,134)	(3,363)
Unrecognized tax benefits	2,807	2,606
Income tax payable	(5,287)	20,843
Other long-term liabilities	(69)	69
Net cash provided by operating activities	66,314	251,113

Investing activities
Purchases of property and equipment	—	(34)
Purchases of marketable securities	(145,306)	(58,542)
Maturities of marketable securities	137,496	52,950
Net cash used in investing activities	(7,810)	(5,626)

Financing activities
Proceeds from the sale of ordinary shares	—	20
Proceeds from option exercises	1,378	—
Repurchase of shares to satisfy tax withholding	(7,922)	(1,377)
Net cash used in financing activities	(6,544)	(1,357)

Net increase in cash, cash equivalents, and restricted cash	51,960	244,130
Cash, cash equivalents, and restricted cash at beginning of period	168,642	38,633
Cash, cash equivalents, and restricted cash at end of period	$220,602	$282,763

Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$5,572	$8,905

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

Agreement to be Acquired by Zymeworks Inc.

On June 28, 2026, the Company entered into an Agreement and Plan of Merger with Zymeworks Inc., a Delaware corporation (“Zymeworks”), and Zymeworks Merger Sub 1, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of Zymeworks (“Merger Sub”). Such Agreement and Plan of Merger, as may be amended, supplemented and restated from time to time, including the disclosure letters thereto, is referred to herein as the “Merger Agreement.” Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Zymeworks as a result of the Merger. For additional information regarding the Merger and the terms of the Merger Agreement, see Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors” included in this report, (ii) the Current Report on Form 8-K that the Company filed with the SEC on June 29, 2026 and (iii) the definitive proxy statement and other relevant materials in connection with the Merger that the Company will file with the SEC and which will contain important information about the Company and the Merger.

Basis of Presentation

The Company’s condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 are unaudited but include all adjustments (consisting only of normal recurring adjustments), which are considered necessary for a fair presentation of the financial position at such date and of the operating results and cash flows for the period, and have been prepared in accordance with United States (“US”) generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated December 31, 2025 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 23, 2026.

The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other interim period or for any future period. These condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and intercompany transactions and balances have been eliminated.

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

Liquidity and Capital Resources

The Company expects its cash, cash equivalents, and marketable securities will be sufficient to fund its operations for at least the next twelve months from the issuance date of these condensed consolidated financial statements based on its current operating plans and financial forecasts which assume the completion of the pending Merger.

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

In periods in which updated estimates of the amount or timing of future royalty payments result in the undiscounted cash flows payable to be less than the current net carrying amount of the debt, the Company ceases the recognition of interest expense on the royalty liability. Consistent with the accounting guidance applicable to debt financings, the Company does not reduce the net carrying amount of the royalty liability below its initial carrying amount, which represents the original proceeds received.

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

2. Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Diluted net loss per share is computed by increasing the weighted-average number of shares outstanding for the dilutive effect of potential ordinary shares. The Company’s potential ordinary shares include outstanding options to purchase ordinary shares and restricted share units (“RSUs”), including market-based and performance-contingent awards. See “Note 8. Share-Based Compensation” for information related to outstanding options and RSUs as of June 30, 2026 and 2025.

In accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share, if a company incurred a net loss, then potential ordinary shares are considered anti-dilutive for the periods in which the net loss was recognized. For the three and six months ended June 30, 2026, the Company recognized net losses. As a result, the potential ordinary shares as described above were not included in the computation of diluted net loss per share, as presented below, due to their anti-dilutive effects.

For the three and six months ended June 30, 2025, the Company recognized net income. Potential ordinary shares excluded from the computation of diluted net income per share because their effect would have been anti-dilutive, consist of 2.0 million outstanding service-based options, and 0.8 million of market-based RSUs and performance-based RSUs for the three and six months ended June 30, 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income (loss)	$(5,898)	$54,835	$(10,831)	$41,256

Denominator:
Weighted-average ordinary shares outstanding - basic	51,667	50,177	51,474	49,943
Dilutive effect of options and awards	—	549	—	742
Weighted-average ordinary shares outstanding - diluted	51,667	50,726	51,474	50,685

Net income (loss) per share:
Net income (loss) per share - basic	$(0.11)	$1.09	$(0.21)	$0.83
Net income (loss) per share - diluted	$(0.11)	$1.08	$(0.21)	$0.81

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

As of June 30, 2026, the Company is eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding the China Region) up to $180.0 million in the aggregate, with $135.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $135.0 million associated with monotherapy, $125.0 million relates to sales milestones based on achieving certain levels of US net sales and $10.0 million relates to regulatory actions in the European Union (“EU”). The Company is also eligible to receive additional potential sales and regulatory milestones up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of net sales in the China Region, and the $7.5 million relates to achieving regulatory milestones.

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

The future potential milestone amounts for the Viatris Agreement were not included in the original transaction price, as they were all determined to be fully constrained following the concepts of ASC 606, Revenue from Contracts with Customers. As part of the Company’s evaluation of the constraint on development and regulatory milestones, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. In June 2025, YUPELRI received regulatory approval by China’s National Medical Products Administration (“NMPA”) which triggered a $7.5 million milestone payment from Viatris to the Company.

Sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. In December 2025, the Company recognized a $25.0 million milestone related to the achievement of $250.0 million in US net sales in 2025. For the three and six months ended June 30, 2026, the Company has not achieved any YUPELRI-related milestones.

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

The following YUPELRI-related amounts were recognized within revenue in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Viatris collaboration agreement – Amounts receivable from Viatris	$20,731	$18,695	$38,430	$34,083
Licensing revenue – China Region regulatory approval milestone	—	7,500	—	7,500
Total	$20,731	$26,195	$38,430	$41,583

While Viatris records total YUPELRI net sales within its own consolidated financial statements, Viatris collaboration agreement revenue on the Company’s condensed consolidated statements of operations included the Company’s implied 35% share of total YUPELRI net sales, before deducting shared commercial expenses, as presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
YUPELRI net sales (Theravance Biopharma implied 35%)	$24,733	$23,216	$46,584	$43,636

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

The following table summarizes significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Viatris collaboration agreement	$20,731	$18,695	$38,430	$34,083
Licensing revenue	—	7,500	-	7,500
Total revenue	20,731	26,195	38,430	41,583

Employee-related (Research and development) [1]	1,984	3,535	4,431	7,466
External-related (Research and development)	1,600	5,190	3,552	10,755
Facilities and other allocated expenses (Research and development)	562	778	1,365	1,664
Supporting general and administration functions [1]	5,619	8,221	13,579	15,479
Sales and marketing, and medical affairs [1]	4,985	6,653	11,896	13,958
Share-based compensation	4,138	4,543	7,614	9,420
Total recurring operating expenses	18,888	28,920	42,437	58,742
Restructuring expenses (including share-based compensation)	4,031	—	7,664	—
Transaction-related expenses	6,089	—	6,089	—
Total operating expenses	29,008	28,920	56,190	58,742
Loss from operations	(8,277)	(2,725)	(17,760)	(17,159)
Net gain on realized contingent milestone and royalty assets	—	75,137	—	75,137
Interest expense (non-cash)	—	(663)	—	(1,306)
Interest and other income, net	3,486	1,457	6,499	2,396
Provision for income tax (expense) benefit	(1,107)	(18,371)	430	(17,812)
Net income (loss)	$(5,898)	$54,835	$(10,831)	$41,256

1 Excludes share-based compensation

5. Cash, Cash Equivalents, and Restricted Cash

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the current period and comparable prior year period condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statements of cash flows.

	June 30,
(In thousands)	2026	2025
Cash and cash equivalents	$219,766	$281,927
Restricted cash	836	836
Total cash, cash equivalents, and restricted cash	$220,602	$282,763

The Company maintains restricted cash for certain lease agreements and letters of credit by which the Company has pledged cash and cash equivalents as collateral. The cash-related amounts reported in the table above exclude the Company’s investments in short-term marketable securities that are reported separately on the condensed consolidated balance sheets.

The Company periodically engages in foreign exchange transactions as a part of its operations. The Company’s recognized net realized and unrealized foreign currency losses were immaterial for the three and six months ended June 30, 2026 and 2025. These amounts are included in the Company’s condensed consolidated statements of operations within “Interest income and other income, net”.

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

Available-for-sale securities are summarized below:

		June 30, 2026
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$26,710	$—	$(26)	$26,684
Corporate notes	Level 2	26,314	—	(30)	26,284
Commercial paper	Level 2	169,279	3	(23)	169,259
Marketable securities		222,303	3	(79)	222,227
Money market funds	Level 1	158,780	—	—	158,780
Total		$381,083	$3	$(79)	$381,007

		December 31, 2025
			Gross	Gross
		Amortized	Unrealized	Unrealized	Estimated
(In thousands)		Cost	Gains	Losses	Fair Value
US government securities	Level 1	$130,602	$43	$(1)	$130,644
Corporate notes	Level 2	37,690	15	(1)	37,704
Commercial paper	Level 2	71,695	8	(3)	71,700
Marketable securities		239,987	66	(5)	240,048
Money market funds	Level 1	79,387	—	—	79,387
Total		$319,374	$66	$(5)	$319,435

As of June 30, 2026, all of the Company’s available-for-sale securities had contractual maturities within one year, and the weighted-average maturity of marketable securities was approximately two months. There were no transfers between Level 1 and Level 2 during the periods presented, and there have been no material changes to the Company’s valuation techniques during the three and six months ended June 30, 2026.

Available-for-sale securities with unrealized losses as of June 30, 2026 are summarized below:

	June 30, 2026
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$21,682	$(26)	$—	$—	$21,682	$(26)
Corporate notes	26,284	(30)	—	—	26,284	(30)
Commercial paper	139,526	(23)	—	—	139,526	(23)
Total	$187,492	$(79)	$—	$—	$187,492	$(79)

Available-for-sale securities with unrealized losses as of December 31, 2025 are summarized below:

	December 31, 2025
	Less than 12 Months		Greater than 12 Months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
US government securities	$9,998	$(1)	$—	$—	$9,998	$(1)
Corporate notes	8,265	(1)	—	—	8,265	(1)
Commercial paper	23,565	(3)	—	—	23,565	(3)
Total	$41,828	$(5)	$—	$—	$41,828	$(5)

The Company invests primarily in high credit quality and short-term maturity debt securities with the intent to hold such securities until maturity at par value. The Company does not intend to sell the investments that are currently in an unrealized loss position, and it is unlikely that it will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company reviewed its available-for-sale debt securities and determined that there were no credit-related losses to be recognized as of June 30, 2026, and there were no individual securities that were in a significant unrealized loss position as of June 30, 2026.

For the three and six months ended June 30, 2026 and 2025, the Company did not sell any marketable securities.

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

On March 3, 2026, the Company announced that its ampreloxetine Phase 3 clinical study (CYPRESS) did not meet its primary endpoint. As a result of this outcome, the Company is winding down the CYPRESS program while continuing targeted regulatory, scientific and intellectual property research and development activities to evaluate potential future regulatory and strategic opportunities and maximize the value of the program and related assets. In accordance with accounting guidance under ASC 470, Debt, the Company ceased recognizing interest expense on the contingent liability balance beginning in the first quarter of 2026.

Contract Derivative

On December 27, 2024, the Company purchased a contract derivative to manage its exposure to financial risk and to mitigate potential tax liability. The Company determined that the contract derivative met the definition of a derivative under ASC 815, Derivatives and Hedging.

The contract derivative is measured at fair value using the discounted cash flow method and includes unobservable inputs derived from management’s estimates and assumptions. Management’s estimates and assumptions are based in part on external data and internal data and involve a significant degree of judgment. The primary unobservable inputs, classified as Level 3 under the fair value hierarchy, include the remote possibility of a future payout of taxes. The discount rate utilized in the fair value model was 4.8%, as of December 31, 2025 and 5.2% as of June 30, 2026.

The contract derivative was recognized within non-current “Other assets” on the condensed consolidated balance sheets and changes to the contract derivative fair value were as follows for the six months ended June 30, 2026:

(In thousands)
Balance at December 31, 2025	$2,381
Unrealized loss	(52)
Balance at June 30, 2026	$2,329

For the six months ended June 30, 2026, the decrease in the contract derivative’s fair value was driven by an increase in the estimated discount rate, and the unrealized loss was recognized within “Interest and other income, net” on the condensed consolidated statements of operations.

7. Subleases

Sublease Income

As of June 30, 2026, the Company has subleased approximately 130,000 square feet of a total 162,000 square feet of its South San Francisco office and laboratory space under four separate subleases. The Company’s sublease income is recognized as a reduction to rent expense within selling, general and administrative expenses on the condensed consolidated statements of operations. The Company’s sublease income from its subleases is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Sublease income	$2,447	$2,447	$4,894	$4,751

8. Share-Based Compensation

Share-Based Compensation Expense

Share-based compensation expense included in the condensed consolidated statements of operations was recognized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Research and development	$566	$987	$1,193	$2,057
Selling, general and administrative	3,572	3,556	6,421	7,363
Restructuring expenses	1,852	—	2,880	—
Total share-based compensation expense	$5,990	$4,543	$10,494	$9,420

Share-Based Compensation Modification Due to Organizational Restructuring

As a result of the Restructuring announcement on March 3, 2026 (see “Note 10. Organizational Restructuring” for information), the Board of Directors’ Compensation Committee approved the acceleration of certain equity awards for employees affected by the Restructuring. The Company accounted for the acceleration as a Type III modification

(improbable to probable) under applicable share-based compensation accounting guidance. The modification occurred on different dates for US and Ireland employees and resulted in aggregate incremental fair value of approximately $5.2 million, as of the respective modification dates.

The incremental compensation cost associated with the modified awards is recognized on a straight-line basis over the requisite service period of the modified awards and is included in “Restructuring expenses” within the condensed consolidated statements of operations. Recognition of the modification expense began in the three months ended March 31, 2026 for awards held by US employees and in the three months ended June 30, 2026 for awards held by Ireland employees, reflecting the respective modification dates. For the three and six months ended June 30, 2026, the Company recognized $1.8 million and $2.9 million, respectively, of share-based compensation expense related to the modified awards.

Share-Based Compensation Option and Award Activity

The following tables summarize option and RSU activity (including market-based and performance-contingent RSUs) for the three and six months ended June 30, 2026 and 2025:

		Weighted-Average	Weighted- Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2025	1,927,447		$15.05	3,202,492
Granted	—		—	69,215
Exercised/Released	(22,044)		10.95	(720,320)
Forfeited	(2,393)		10.30	(193,076)
Expired	(17,240)		27.73	—
Outstanding at March 31, 2026	1,885,770	5.3	14.98	2,358,311
Granted	66,990		16.64	416,645
Exercised/Released	(77,657)		14.64	(425,094)
Forfeited	(375)		10.29	(226,197)
Expired	(40,650)		23.97	—
Outstanding at June 30, 2026	1,834,078	5.0	$14.86	2,123,665

		Weighted-Average	Weighted- Average
	Number of Shares	Remaining	Exercise Price of	Number of Shares
	Subject to	Contractual	Outstanding Options	Subject to
	Outstanding Options	Term (Years)	(in dollars)	Outstanding RSUs
Outstanding at December 31, 2024	1,896,908		$15.53	3,955,487
Granted	—		—	1,311,088
Exercised/Released	—		—	(619,026)
Forfeited	—		—	(163,160)
Outstanding at March 31, 2025	1,896,908	5.8	15.53	4,484,389
Granted	169,806		—	74,543
Exercised/Released	—		—	(413,240)
Forfeited	—		—	(44,996)
Expired	(50,500)		—	—
Outstanding at June 30, 2025	2,016,214	6.0	$14.91	4,100,696

9. Income Taxes

For the six months ended June 30, 2026, the Company recognized an income tax benefit of $0.4 million, primarily due to the Company’s pre-tax loss for the year-to-date period.

No provision for income taxes has been recognized on undistributed earnings of the Company's foreign subsidiaries because it considers such earnings to be indefinitely reinvested.

The Company follows the accounting guidance related to accounting for income taxes which requires that a company reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of its deferred tax assets will not be realized. In 2022, the Company released its valuation allowance for US federal tax purposes stemming from the effects of the Company’s sale of its equity interests in Theravance Respiratory Company, LLC in July 2022. As of June 30, 2026, the Company does not believe a valuation allowance against its deferred tax assets should be re-established to offset its deferred tax assets for US federal tax purposes. As of June 30, 2026, the Company continues to maintain a full valuation allowance in certain states, including California, and other jurisdictions.

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

10. Organizational Restructuring

On March 3, 2026, the Company announced that its ampreloxetine Phase 3 clinical study (CYPRESS) in development for the treatment of symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy did not meet its primary endpoint in the Orthostatic Hypotension Symptom Assessment composite score. As a result of this outcome, the Company is winding down the CYPRESS program, subject to certain restrictions set forth in the Merger Agreement between the Company and Zymeworks, while continuing certain targeted regulatory, scientific and intellectual property R&D activities to evaluate potential future regulatory and strategic opportunities and maximize the value of the program and related assets.

To align its resources with its commercial focus on YUPELRI, the Company initiated the Restructuring to streamline costs. As part of the Restructuring, the Company is reducing its headcount of 90 employees by approximately 50% through a reduction in its workforce. This reduction includes the wind-down of the R&D function and a decrease of approximately 50% in G&A employees. The Company estimates that it will incur approximately $6.0 million to $7.0 million in one-time total cash severance costs and approximately $4.5 million to $5.5 million in one-time total non-cash costs primarily related to the modification of equity-based awards for employees affected by the Restructuring.

Certain employees have departed the Company as of June 30, 2026, and the remainder of the impacted employees are expected to depart the Company over the second half of 2026. For the three months ended June 30, 2026, the Company incurred a total of $4.0 million in Restructuring expenses, consisting of $2.6 million in R&D expenses and $1.4 million in SG&A expenses, which is included on the condensed consolidated statements of operations within “Restructuring expenses”. For the six months ended June 30, 2026, the Company incurred a total of $7.7 million in Restructuring expenses, consisting of $4.3 million in R&D expenses and $3.4 million in SG&A expenses. Cash-related and non-cash related Restructuring expenses were $2.2 million and $1.8 million, respectively, for the three months ended June 30, 2026 and $4.8 million and $2.9 million, respectively, for the six months ended June 30, 2026.

Selected information related to accrued cash-related Restructuring expenses (excluding share-based compensation expenses) was as follows and included in the condensed consolidated balance sheets within “Accrued personnel-related expenses”:

(In thousands)
Balance at December 31, 2025	$—
Net accruals	4,784
Cash paid	(2,021)
Balance at June 30, 2026	$2,763

As of June 30, 2026, the Company did not recognize any material impairment charges associated with its property and equipment or operating lease assets as a result of the Restructuring.

11. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be subject to legal claims and regulatory actions that could have a material adverse effect on its business or financial position. The Company assesses its potential liability in such situations by analyzing the possible outcomes of various litigation, regulatory, and settlement strategies. If the Company determines that a material loss is probable and its amount can be reasonably estimated, it will accrue an amount equal to the estimated loss. As of June 30, 2026, the Company did not accrue any estimated losses related to its ongoing legal proceedings.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve risks, uncertainties, and assumptions. All statements in this report, other than statements of historical facts, including, without limitation, the statements in Note 1 of the Notes to Condensed Consolidated Financial Statements, Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors” included in this Form 10-Q regarding the pending merger of a wholly owned subsidiary of Zymeworks Inc. (“Zymeworks”) with and into Theravance Biopharma, Inc. (“we,” “our,” “Theravance Biopharma” or the “Company”), with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Zymeworks as a result of the merger, and statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, intentions, designs, expectations, and objectives are forward-looking statements. The words “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “designed,” “developed,” “drive,” “estimate,” “expect,” “forecast,” “goal,” “indicate,” “intend,” “may,” “mission,” “opportunities,” “plan,” “possible,” “potential,” “predict,” “project,” “pursue,” “represent,” “seek,” “suggest,” “should,” “target,” “will,” “would,” and similar expressions (including the negatives thereof) are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These statements reflect our current views with respect to future events or our future financial performance, are based on assumptions, and involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We may not actually achieve the plans, intentions, expectations or objectives disclosed in our forward-looking statements and the assumptions underlying our forward-looking statements may prove incorrect. Therefore, you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, expectations, and objectives disclosed in the forward-looking statements that we make. Factors that we believe could cause actual results or events to differ materially from our forward-looking statements include, but are not limited to those discussed in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2025. Our forward-looking statements in this report are based on current expectations, and we do not assume any obligation to update any forward-looking statements for any reason, even if new information becomes available in the future. When used in this report, all references to “Theravance Biopharma”, the “Company”, or “we” and other similar pronouns refer to Theravance Biopharma, Inc. collectively with its subsidiaries.

Management Overview

Theravance Biopharma is a biopharmaceutical company primarily focused on the development and commercialization of medicines. Our focus is to deliver medicines that make a difference® in people’s lives.

In pursuit of our purpose, we leverage decades of expertise, which has led to the development of the United States (“US”) Food and Drug Administration (the “FDA”) approved YUPELRI® (revefenacin) inhalation solution indicated for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”).

Significant Developments - First Half of 2026

Ampreloxetine Phase 3 Clinical Study Top-line Results

On March 3, 2026, we announced that our ampreloxetine Phase 3 clinical study (CYPRESS) in development for the treatment of symptomatic neurogenic orthostatic hypotension in patients with multiple system atrophy did not meet its primary endpoint in the Orthostatic Hypotension Symptom Assessment composite score. As a result of this outcome, we are winding down the CYPRESS program, subject to certain restrictions set forth in the Merger Agreement between us and Zymeworks, while continuing certain targeted regulatory, scientific and intellectual property research and development activities to evaluate potential future regulatory and strategic opportunities and maximize the value of the program and related assets, including with respect to the CVR pursuant to the Merger Agreement (each defined below).

Strategic Review Committee

In connection with the CYPRESS study results, the Strategic Review Committee of our Board of Directors (the "Committee") accelerated its ongoing review of alternatives to maximize value for shareholders. Since its formation in 2024, the Committee has been working on an ongoing basis with Lazard, its independent financial advisor, to evaluate opportunities available to the Company, including under multiple potential outcomes for the CYPRESS study. Building upon this work, the Committee has been acting with urgency to evaluate a broad range of value maximizing and tax efficient alternatives, including but not limited to a sale of the Company.

Organizational Restructuring

Beginning in March 2026, we began implementing an organizational restructuring (the “Restructuring”) to streamline costs and align our resources with our commercial focus on YUPELRI. The Restructuring involves winding down our R&D function and significantly reducing our G&A function. The Restructuring is expected to reduce operating expenses by approximately 60%, relative to 2025 operating expenses of $111.1 million. The full run-rate cost savings of approximately $70 million are expected to be realized beginning in the second half of 2026.

Agreement to be Acquired by Zymeworks

On June 28, 2026, the Company entered into an Agreement and Plan of Merger with Zymeworks and Zymeworks Merger Sub 1, an exempted company with limited liability incorporated under the laws of the Cayman Islands and a wholly owned subsidiary of Zymeworks (“Merger Sub”). Such Agreement and Plan of Merger, as may be amended, supplemented and restated from time to time, including the disclosure letters thereto, is referred to herein as the “Merger Agreement.” Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving company and becoming a wholly owned subsidiary of Zymeworks as a result of the Merger (the “Surviving Company”).

At the effective time of the Merger (the “Effective Time”), each ordinary share issued and outstanding immediately prior to the Effective Time (other than each ordinary share (i) owned by the Company as a treasury share or by any direct or indirect subsidiary of the Company immediately prior to or at the Effective Time, (ii) held by Zymeworks or any direct or indirect subsidiary of Zymeworks immediately prior to or at the Effective Time, and (iii) that is issued and outstanding immediately prior to the Effective Time and is held by a shareholder who has validly exercised and not withdrawn or lost such shareholder’s right to dissent from the Merger pursuant to Section 238 of the Companies Act (As Revised) of the Cayman Islands) will be canceled and converted into the right to receive (i) $17.00 in cash, without interest and less any applicable withholding taxes (the “Per Share Cash Consideration”), and (ii) one contingent value right per ordinary share (each, a “CVR”), which will represent the right to receive a contingent payment equal to the CVR Payment Amount (as described below), if any, at the times and subject to the terms and conditions provided for in the Merger Agreement and the CVR Agreement (as defined in the Merger Agreement), in cash, without interest and less any applicable withholding taxes. Each CVR represents the contingent right to receive, subject to the terms and conditions of the Merger Agreement and the CVR Agreement:

●	a pro rata share of 80% of the net proceeds (the “License Proceeds”) received by Zymeworks or its affiliates (including the Surviving Company), if any, from any license, divestiture or other monetization transaction of ampreloxetine executed within the ten-year period following the Effective Time (the “CVR License Expiration Date”);

●	a pro rata share of $50.0 million in cash (the “First Commercial Sale Milestone Payment”) upon the first commercial sale of ampreloxetine by Zymeworks or its affiliates (including the Surviving Company) in the US, UK, Spain, France, Germany or Italy on or prior to the CVR License Expiration Date, if any; and

●	a pro rata share of 10% of the net sales (the “Royalties” and, together with the License Proceeds and the First

Commercial Sale Milestone Payment, the “CVR Payment Amount” and, together with the Per Share Cash Consideration, the “Per Share Merger Consideration”) received by Zymeworks or its affiliates (including the Surviving Company), if any, on a country-by-country basis, from the date of the first commercial sale until the later of the tenth anniversary of such date, patent expiration or the loss of exclusivity.

The CVRs and the possibility of receiving any payment pursuant to the CVRs are highly speculative and subject to numerous factors outside the control of Zymeworks or its affiliates. There can be no assurance that any transaction that may give rise to any payment pursuant to the CVRs will be executed or that any payment pursuant to the CVRs will ever be paid.

The consummation of the Merger is subject to certain customary closing conditions, including, among others, (i) approval of the Merger Agreement by the affirmative vote of holders of ordinary shares representing at least two-thirds of the ordinary shares who, being entitled to do so, attend in person or by proxy and vote as a single class at an extraordinary general meeting where a quorum is present, (ii) the absence of a law or order remaining in effect which prohibits, restrains, makes illegal or enjoins the consummation of the Merger, (iii) the expiration or termination of the waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the Merger, (iv) the accuracy of the parties’ respective representations and warranties contained in the Merger Agreement (subject in certain instances to customary materiality thresholds), (v) the performance of the parties’ respective covenants contained in the Merger Agreement in all material respects, and (vi) solely as relates to Zymeworks’ obligation to consummate the Merger, the absence of any Material Adverse Effect (as defined in the Merger Agreement).

Entry into the Merger Agreement was the culmination of a comprehensive strategic review process conducted by the Strategic Review Committee of our Board of Directors. The Merger is currently expected to be consummated in the second half of 2026. If the Merger is completed, the Company will continue its operations as a privately held company and will be a wholly owned subsidiary of Zymeworks and our ordinary shares will no longer be listed on the Nasdaq Global Market. The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on June 29, 2026 and is incorporated herein by reference. For additional information regarding the Merger and the terms of the Merger Agreement, see also the definitive proxy statement on Schedule 14A to be filed with the SEC (as it may be amended or supplemented from time to time).

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

Under the terms of the Viatris Agreement, as amended, we received a $25.0 million milestone payment for the achievement of $250.0 million in net sales in 2025. As of June 30, 2026, we were eligible to receive from Viatris potential global sales and regulatory milestone payments (excluding China and adjacent territories) of up to $180.0 million in the aggregate with $135.0 million associated with YUPELRI monotherapy and $45.0 million associated with future potential combination products. Of the $135.0 million associated with monotherapy, $10.0 million relates to regulatory actions in the European Union (“EU”) and $125.0 million relates to sales milestones based on achieving certain levels of annual aggregate US net sales as follows:

YUPELRI US Net Sales	Sales Milestones
(In a Calendar Year)	Due from Viatris
$500.0 million	$50.0 million
$750.0 million	$75.0 million

While Viatris records total YUPELRI net sales, we are entitled to a 35% share of the net profit (loss). Our implied 35% share of total YUPELRI net sales is presented below:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
YUPELRI net sales (100% recorded by Viatris)	$70,666	$66,330	$4,336	7%	$133,097	$124,674	$8,423	7%
YUPELRI net sales (Theravance Biopharma implied 35%)	24,733	23,216	1,517	7	46,584	43,636	2,948	7

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

As of June 30, 2026, we were also eligible to receive additional potential sales and regulatory milestones of up to $45.0 million related to Viatris’ development and commercialization of nebulized revefenacin in the China Region with $37.5 million associated with YUPELRI monotherapy and $7.5 million associated with achieving regulatory milestones related to future potential combination products. The $37.5 million relates to sales milestones based on achieving certain levels of cumulative net sales in the China Region as follows:

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

As a result of the CYPRESS study results, we have decided to wind down the CYPRESS program, subject to certain restrictions set forth in the Merger Agreement between us and Zymeworks, while continuing certain targeted regulatory, scientific and intellectual property research and development activities to evaluate potential future regulatory and strategic opportunities and maximize the value of the program and related assets, including with respect to the CVR pursuant to the Merger Agreement. Although the Phase 3 CYPRESS Study did not meet its primary endpoint, analysis of the overall dataset provided additional lines of evidence supporting a potential pharmacologic and clinically meaningful treatment effect of ampreloxetine. We held a Type B meeting with the FDA regarding the interpretation of the complete Phase 3 CYPRESS Study dataset, at which the agency indicated that, while the existing clinical data package would not support approval on the current data, an additional pivotal trial leveraging data from the previous studies could offer a potential path forward, subject to the opportunities, challenges and uncertainties associated with further clinical development. We have requested a Type C meeting to discuss the design of a future clinical study, including the extent of regulatory flexibility the FDA may consider appropriate, to support a potential future marketing application.

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

As of June 30, 2026, a total of up to $100.0 million in potential Milestone Payments remain available to us. For the next potential Milestone Payment, we are eligible to receive either (i) $50.0 million if Royalty Pharma receives $270.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales are approximately $3.16 billion or (ii) $100.0 million if Royalty Pharma receives $305.0 million or more in royalty payments from GSK with respect to 2026 TRELEGY global net sales, which we would expect to occur in the event TRELEGY global net sales exceed approximately $3.51 billion.

Achievement of either the $50.0 million or $100.0 million milestone in 2026 would not require an increase in global net sales compared to 2025, as the $3.91 billion in global net sales achieved in 2025 exceeds the thresholds necessary to trigger either Milestone Payment in 2026. Total 2025 TRELEGY global net sales represented a 13% increase compared to 2024. TRELEGY global net sales for the three and six months ended June 30, 2026 were $1.0 billion and $1.9 billion, respectively.

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

In periods in which updated estimates of the amount or timing of future royalty payments result in the undiscounted cash flows payable to be less than the current net carrying amount of the debt, we cease the recognition of interest expense on the royalty liability. Consistent with the accounting guidance applicable to debt financings, we do not reduce the net carrying amount of the royalty liability below its initial carrying amount, which represents the original proceeds received.

Results of Operations

Revenue

While Viatris records the total net sales of YUPELRI within its own financial statements, our implied 35% YUPELRI revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
YUPELRI net sales (100% recorded by Viatris)	$70,666	$66,330	$4,336	7%	$133,097	$124,674	$8,423	7%
YUPELRI net sales (Theravance Biopharma implied 35%)	24,733	23,216	1,517	7	46,584	43,636	2,948	7

Our recognized revenue, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Viatris collaboration agreement	$20,731	$18,695	$2,036	11%	$38,430	$34,083	$4,347	13%
Licensing revenue	—	7,500	(7,500)	NM	—	7,500	(7,500)	NM
Total revenues	$20,731	$26,195	$(5,464)	(21)%	$38,430	$41,583	$(3,153)	(8)%

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

For the three and six months ended June 30, 2026, we recognized revenue of $20.7 million and $38.4 million, respectively, under the Viatris collaboration agreement. These amounts represented increases of 11% and 13%, respectively, compared to the corresponding periods in the prior year. The increases were primarily attributed to higher net sales of YUPELRI, which grew 7% and 7% year-over-year, respectively, and were driven by customer demand growth of 10% and 7%, respectively.

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

The following table summarizes our R&D expenses incurred, net of any reimbursements from collaboration partners, as compared to the prior year comparable periods:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Employee-related	$1,984	$3,535	$(1,551)	(44)%	$4,431	$7,466	$(3,035)	(41)%
Share-based compensation	566	987	(421)	(43)	1,193	2,057	(864)	(42)
External-related	1,600	5,190	(3,590)	(69)	3,552	10,755	(7,203)	(67)
Facilities and other allocated expenses	562	778	(216)	(28)	1,365	1,664	(299)	(18)
Total research & development	$4,712	$10,490	$(5,778)	(55)%	$10,541	$21,942	$(11,401)	(52)%

R&D expenses decreased by $5.8 million and $11.4 million for the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The decreases were primarily attributed to decreases in employee-related and external-related expenses and were related to cost savings associated with the Restructuring announced in March 2026 and the winding down of the CYPRESS program.

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

SG&A expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Selling, general and administrative	$14,176	$18,430	$(4,254)	(23)%	$31,896	$36,800	$(4,904)	(13)%

Total SG&A expenses decreased by $4.3 million for the three months ended June 30, 2026. Excluding share-based compensation expense (“SBC”), total SG&A expenses were $10.6 million for the second quarter of 2026 and were comprised of $5.6 million of general and administrative (“G&A”) expenses and $5.0 million of selling, marketing & medical affairs (“SM&M”) expenses. Total SG&A expenses (excluding SBC) were $14.9 million for the second quarter of 2025 and were comprised of $8.2 million of G&A expenses and $6.7 million of SM&M expenses.

Second quarter of 2026 G&A expenses (excluding SBC) decreased by $2.6 million, or 32% compared to the prior year period and was primarily due to cost savings associated with the Restructuring. SM&M expenses (excluding SBC) decreased by $1.7 million, or 25%, in the second quarter of 2026 compared to the prior year period and was primarily due to lower pre-commercial launch expenses related to the winding down of the CYPRESS program.

Total SG&A expenses decreased by $4.9 million for the six months ended June 30, 2026. Excluding SBC, total SG&A expenses were $25.5 million and were comprised of $13.6 million of G&A expenses and $11.9 million of SM&M expenses. Total SG&A expenses (excluding SBC) were $29.4 million for the prior year period and were comprised of $15.5 million of G&A expenses and $13.9 million of SM&M expenses.

The $1.9 million decrease in year-to-date G&A expenses (excluding SBC) compared to the prior year period was primarily due to cost savings associated with the Restructuring offset by one-time legal costs. Excluding the one-time legal costs, G&A expenses (excluding SBC) decreased by $1.6 million, or 12%, compared to the prior year period. SM&M expenses (excluding SBC) decreased by $2.0 million, or 15% year-to-date 2026 compared to the prior year period and was primarily due to lower employee-related costs and the winding down of the CYPRESS program.

Total SBC related to SG&A expenses were $3.6 million and $6.4 million for the three and six months ended June 30, 2026, respectively, and $3.6 million and $7.4 million for the three and six months ended June 30, 2025, respectively.

As a result of the Restructuring, we expect quarterly SG&A expenses to continue to decrease year-over-year into the second half of 2026.

Restructuring Expenses

Restructuring expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%		2026	2025	$	%
Restructuring expenses	$2,179	$—	$2,179	NM	%	$4,784	$—	$4,784	NM	%
Share-based compensation expense (non-cash)	1,852	—	1,852	NM		2,880	—	2,880	NM
Total restructuring expenses	$4,031	$—	$4,031	NM	%	$7,664	$—	$7,664	NM	%

NM: Not Meaningful

Total Restructuring expenses were $4.0 million and $7.7 million for the three and six months ended June 30, 2026, respectively, and were primarily comprised of one-time severance costs and other employee-related separation costs.

We estimate that we will incur total cash expenses of approximately $6.0 million to $7.0 million related to one-time severance costs which are expected to be incurred and paid through the second half of 2026. We estimate that we will also incur total non-cash Restructuring charges related to the modification of equity-based awards of approximately $4.5 million to $5.5 million through the second half of 2026.

We may also incur additional costs not currently contemplated due to events that may occur because of, or that are associated with, the Restructuring.

Transaction-Related Expenses

Transaction-related expenses, as compared to the prior year comparable periods, were as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%		2026	2025	$	%
Transaction-related expenses	$6,089	$—	$6,089	NM	%	$6,089	$—	$6,089	NM	%

NM: Not Meaningful

On June 28, 2026, we entered into the Merger Agreement. The Merger is currently expected to be consummated in the second half of 2026, subject to approval by our shareholders, receipt of applicable regulatory approvals and satisfaction of other customary closing conditions.

For the three and six months ended June 30, 2026, we incurred $6.1 million in transaction-related expenses primarily related to legal and financial advisory services in respect of the Merger. We expect to incur additional material transaction-related expenses during the second half of 2026.

Net Gain on Realized Contingent Milestone and Royalty Assets

Net gain on realized contingent milestone and royalty assets, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%		2026	2025	$	%
Net gain on realized contingent milestone and royalty assets	$—	$75,137	$(75,137)	NM	%	$—	$75,137	$(75,137)	NM	%

NM: Not Meaningful

For the three and six months ended June 30, 2025, we recognized a $75.1 million net gain on contingent milestone and royalty assets resulting from the sale of our TRELEGY royalties to GSK. This net gain reflects the total cash proceeds of $225.0 million from GSK, less (i) the contingent milestone and royalty assets carrying value of $144.2 million and (ii) transaction costs of $5.7 million.

Although we sold the future royalties related to TRELEGY, we retained the right to receive the potential remaining $100.0 million in Milestone Payments from Royalty Pharma if certain TRELEGY global net sales thresholds are achieved in 2026.

Interest Expense

Interest expense, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%		2026	2025	$	%
Ampreloxetine royalty contingency (non-cash)	$—	$(663)	$663	NM	%	$—	$(1,306)	$1,306	NM	%

NM: Not Meaningful

On March 3, 2026, we announced that our CYPRESS results did not meet its primary endpoint. As a result of this outcome, we decided to wind down the CYPRESS program, and in accordance with accounting guidance under ASC 470, Debt, we ceased recognizing interest expense on the ampreloxetine contingent liability balance beginning in the first quarter of 2026. As a result, there was no interest expense recognized for the three and six months ended June 30, 2026.

Interest and Other Income, Net

Interest and other income, net, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Interest and other income, net	$3,486	$1,457	$2,029	139%	$6,499	$2,396	$4,103	171%

Interest and other income, net, increased by $2.0 million and $4.1 million for the three and six months ended June 30, 2026, respectively, compared to the prior year periods. The increases were primarily attributable to increases in interest income related to an increase in our cash, cash equivalents, and marketable securities balances. The increase in the balances was primarily driven by (i) proceeds of $225.0 million from the sale of TRELEGY royalties received in June 2025; (ii) a $25.0 million milestone payment from Viatris in January 2026 associated with the achievement of certain minimum thresholds related to 2025 YUPELRI US net sales; and (iii) a $50.0 million milestone payment from

Royalty Pharma in February 2026 associated with the achievement of certain minimum royalty payments related to 2025 TRELEGY global net sales.

Provision for Income Tax (Expense) Benefit

The provision for income tax (expense) benefit, as compared to the prior year comparable periods, was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(In thousands)	2026	2025	$	%	2026	2025	$	%
Provision for income tax (expense) benefit	$(1,107)	$(18,371)	$17,264	(94)%	$430	$(17,812)	$18,242	(102)%

For the six months ended June 30, 2026, we recognized an income tax benefit of $0.4 million primarily due to the Company’s pre-tax loss for the year-to-date period. For the prior year comparable period, the $17.8 million income tax expense was primarily attributed to the net gain on realized contingent milestone and royalty assets arising from the sale of our TRELEGY royalties in May 2025.

Liquidity and Capital Resources

As of June 30, 2026, we had approximately $387.7 million in cash, cash equivalents, and investments in marketable securities (excluding restricted cash) and no long-term debt.

In January 2026, we received a $25.0 million milestone payment from Viatris for the achievement of certain minimum US net sales thresholds in 2025, and in February 2026, we received a $50.0 million milestone payment from Royalty Pharma associated with certain royalty thresholds that were achieved by Royalty Pharma related to 2025 TRELEGY global net sales.

On June 28, 2026, we entered into the Merger Agreement whereby we agreed to be acquired by Zymeworks. In the Merger Agreement, we have agreed to various covenants, including, among others, agreements to use commercially reasonable efforts to conduct our business in the ordinary course of business in all material respects from the date of the Merger Agreement until the earlier of the Effective Time and the valid termination of the Merger Agreement in accordance with its terms. Outside of certain limited exceptions, we may not take, authorize, or agree or commit to take, certain actions without Zymeworks’ consent, including, but not limited to, (i) acquiring businesses and disposing significant assets, (ii) incurring capital expenditures above specified thresholds, (iii) issuing equity, (iv) incurring indebtedness and (v) repurchasing or paying dividends on ordinary shares. We do not believe these restrictions will prevent us from meeting our obligations, ongoing costs of operations, working capital needs or capital expenditure requirements. In addition, if the Merger Agreement is terminated under certain specified circumstances, each of the Company and Zymeworks is required to pay the other party a termination fee of $32.5 million.

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

Cash Flows

Cash flows, as compared to the prior year comparable periods, were as follows:

	Six Months Ended June 30,
(In thousands)	2026	2025	Change
Net cash provided by operating activities	$66,314	$251,113	$(184,799)
Net cash used in investing activities	(7,810)	(5,626)	(2,184)
Net cash used in financing activities	(6,544)	(1,357)	(5,187)

Net cash flows provided by operating activities

Net cash provided by operating activities was $66.3 million for the six months ended June 30, 2026, consisting of a net loss of $10.8 million, a net increase in cash resulting from adjustments for non-cash and other reconciling items of $8.7 million and a net increase in cash resulting from changes in operating assets and liabilities of $68.4 million. The net increase in cash resulting from changes in operating assets and liabilities included $75.0 million in milestone payments from Viatris and Royalty Pharma as noted above.

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

Net cash flows used in investing activities

Net cash used in investing activities was $7.8 million for the six months ended June 30, 2026, consisting of net cash outflows from the purchase and maturities of marketable securities.

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2025, consisting primarily of net cash outflows from the purchase and maturities of marketable securities.

Net cash flows used in financing activities

Net cash used in financing activities was $6.5 million for the six months ended June 30, 2026, consisting of $1.4 million of cash inflows related to option exercises and $7.9 million of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2025, consisting primarily of cash outflows related to the repurchase of shares to satisfy tax withholding obligations.

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We maintain insurance policies that may limit our exposure, and therefore, we believe the fair value of these indemnification agreements is minimal. Accordingly, we have not recognized any liabilities relating to these agreements as of June 30, 2026. However, no assurances can be given regarding the amounts that may ultimately be covered by the insurers, and we may incur substantial liabilities because of these indemnification obligations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation required by paragraph (b) of Rule 13a-15 of the Exchange Act as of June 30, 2026, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act), which are controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, which occurred during the second quarter of the year ending December 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Principal Risks Related to Our Pending Merger with Zymeworks Inc.

●	The conditions under the Merger Agreement for completion of the Merger may not be satisfied at all or in the anticipated timeframe;

●	The pendency of the Merger could adversely affect our business, financial results and/or operations;

●	While the Merger Agreement is in effect, we are subject to restrictions on our business activities;

●	In certain instances, the Merger Agreement requires us to pay a termination fee to Zymeworks, which could require us to use available cash that would have otherwise been available for general corporate purposes; and

●	We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger with Zymeworks.

Summary of Principal Risks Associated with Theravance Biopharma’s Business

●	If YUPELRI’s acceptance by physicians, patients, third-party payors, or the medical community in general does not continue to grow, we may not receive significant additional revenues from sales of this product;

●	In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks;

●	If our partners do not satisfy their obligations under our agreements with them, or if they terminate our partnerships with us, we may not be able to develop or commercialize our partnered products as planned;

●	We face substantial competition from companies with more resources and experience than we have, which may result in others discovering, developing, receiving approval for or commercializing products more successfully than we do;

●	Our strategic review process may not result in a consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our shareholders;

●	We are subject to extensive and ongoing regulation, oversight and other requirements by the FDA and failure to comply with these regulations and requirements may subject us to penalties that may adversely affect our financial condition or our ability to commercialize products;

●	We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as YUPELRI; and

●	We may not sustain profitability from our operations.

RISKS RELATED TO OUR PENDING MERGER WITH ZYMEWORKS INC.

The conditions under the Merger Agreement for completion of the Merger may not be satisfied at all or in the anticipated timeframe.

The consummation of the Merger is subject to certain customary closing conditions, including, among others, (i) approval of the Merger Agreement by the affirmative vote of holders of ordinary shares representing at least two-thirds of the ordinary shares who, being entitled to do so, attend in person or by proxy and vote as a single class at an extraordinary general meeting where a quorum is present, (ii) the absence of a law or order remaining in effect which prohibits, restrains, makes illegal or enjoins the consummation of the Merger, (iii) the expiration or termination of the waiting period (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 applicable to the Merger, (iv) the accuracy of the parties’ respective representations and warranties contained in the Merger Agreement (subject in certain instances to customary materiality thresholds), (v) the performance of the parties’ respective covenants contained in the Merger Agreement in all material respects, and (vi) solely as relates to Zymeworks’ obligation to consummate the Merger, the absence of any Parent Material Adverse Effect (as defined in the Merger Agreement).

There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. We may be subject to several risks as a result of a failure to complete, or a significant delay in completing, the Merger, including, but not limited to, the following:

●	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business during the pendency of the Merger;

●	our inability to solicit other acquisition proposals during the pendency of the Merger;

●	if the Merger is not completed or is significantly delayed, the trading price of our shares may decrease or change to the extent that the current trading price of our shares reflects an assumption that the Merger will be completed, or completed in a timely manner;

●	the amount of certain costs, fees and expenses related to the Merger that must be paid by us whether or not the Merger is consummated;

●	if the Merger Agreement is terminated under certain specified circumstances, we will be required to pay Zymeworks a termination fee of $32.5 million;

●	the attention of our management may be directed toward the consummation of the Merger and related matters, and their focus may be diverted from our day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

●	the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger.

Any failure to complete or a significant delay in completing the Merger could negatively impact our business.

The pendency of the Merger could adversely affect our business, financial results and/or operations.

Our efforts to consummate the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Merger will be consummated may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the Merger. A substantial amount of our management’s and employees’ attention is being directed toward the consummation of the Merger and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with our business partners, including with respect to the Company’s collaboration with Viatris. For example, our business partners may defer decisions concerning working with us, or seek to change existing business relationships with us. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

In the Merger Agreement, we have agreed to various covenants, including, among others, agreements to use commercially reasonable efforts to conduct our business in the ordinary course of business in all material respects from the date of the Merger Agreement until the earlier of the Effective Time and the valid termination of the Merger Agreement in accordance with its terms. Outside of certain limited exceptions, we may not take, authorize, or agree or commit to take, certain actions without Zymeworks’ consent, including, but not limited to, (i) acquiring businesses and disposing significant assets, (ii) incurring capital expenditures above specified thresholds, (iii) issuing equity, (iv) incurring indebtedness and (v) repurchasing or paying dividends on ordinary shares. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business, including effectively responding to competitive pressures and industry developments, that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Zymeworks, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we are required to pay to Zymeworks a cash termination fee in an amount equal to $32.5 million under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our ordinary shares.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Merger with Zymeworks.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending Merger. We must pay substantially all of these costs and expenses whether or not the Merger is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

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

In January 2015, we entered into a collaboration agreement with Viatris for the development and commercialization of a nebulized formulation of our LAMA revefenacin, including YUPELRI. Under the terms of the agreement, we and Viatris co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. Viatris is the NDA holder and is responsible for manufacturing, pricing and compliance matters as well as sales and marketing in the community setting. We are responsible for sales and marketing in the hospital setting. In 2019, we granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories and we are eligible to receive low double-digit tiered royalties on any net sales of nebulized revefenacin. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories. In connection with these agreements, Viatris has certain rights regarding the use of patents and technology with respect to the compounds in our development programs, including development and marketing rights.

Our partner may not fulfill its obligations under our agreements, and, in certain circumstances, they or we may terminate our partnership with them. For example, in June 2023, we received notice from Pfizer terminating the License Agreement (the “Pfizer Agreement”) with Pfizer Inc. (“Pfizer”) regarding our preclinical program for skin targeted, locally acting pan Janus kinase (JAK) inhibitors that can be rapidly metabolized as of October 2023. We have discontinued our JAK inhibitor research program. We may be unable to assume the development and commercialization responsibilities covered by the agreements or enter into alternative arrangements with a third party to develop and commercialize such product candidates. If a partner elected to promote alternative products and product candidates such as its own products and product candidates in preference to those licensed from us, does not devote an adequate amount of time and resources to our product or product candidates or is otherwise unsuccessful in its efforts with respect to our products or product candidates, the development and commercialization of products and product candidates covered by the agreements could be delayed or terminated, and future payments to us could be delayed, reduced or eliminated and our business and financial condition could be materially and adversely affected. Accordingly, our ability to receive any revenue from the products and product candidates covered by these agreements is dependent on the efforts of our partners. If a partner terminates or breaches its agreements with us, otherwise fails to complete its obligations in a timely manner or alleges that we have breached our contractual obligations under these agreements, the chances of successfully developing or commercializing products and product candidates under the collaboration could be materially and adversely affected. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. We could also become involved in disputes with a partner, which could lead to delays in or termination of our development and commercialization programs and time-consuming and expensive litigation or arbitration. Furthermore, termination of an agreement by a partner could have an adverse effect on the price of our ordinary shares or other securities even if not material to our business.

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

Our strategic review process may not result in a consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our shareholders.

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

On June 28, 2026, following a comprehensive strategic review process conducted by the Company's Strategic Review Committee and Board of Directors, Theravance Biopharma entered into a definitive agreement pursuant to which Zymeworks Inc. will acquire the Company for $17.00 per share in cash, plus a contingent value right (CVR) entitling shareholders to 80% of net proceeds realized from any future license, divestiture or other monetization of ampreloxetine over the next ten years. As we wind down the CYPRESS program, subject to certain restrictions set forth in the Merger Agreement between us and Zymeworks, we are continuing certain targeted regulatory, scientific and intellectual property research and development activities to evaluate potential future regulatory and strategic opportunities and maximize the value of the program and related assets, including with respect to the CVR pursuant to the Merger Agreement. There can be no assurance as to the outcome of any regulatory engagement or the value of the program and related assets. The CVRs and the possibility of receiving any payment pursuant to the CVRs are highly speculative. There can be no assurance that any transaction that may give rise to any payment pursuant to the CVRs will be executed or that any payment pursuant to the CVRs will ever be paid. In addition, the conditions for completion of the Merger may not be satisfied, or may not be satisfied within the anticipated timeframe, and, while the Merger Agreement is in effect, we are subject to restrictions on our business activities that could adversely affect our business, results of operations, and financial condition. See the Risk Factors entitled “The conditions under the Merger Agreement for completion of the Merger may not be satisfied at all or in the anticipated timeframe” and “While the Merger Agreement is in effect, we are subject to restrictions on our business activities” for additional information regarding risks related to the Merger.

If the Merger is not consummated, the process of reviewing strategic alternatives is time-consuming and may be distracting and disruptive to our business operations, which may cause concern to our employees, investors, strategic partners, and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our share price. We have and, if the Merger is not consummated, would continue to incur substantial expenses associated with identifying, evaluating, and negotiating potential strategic alternatives. There can be no assurance that the Committee's strategic review process will result in a consummated transaction. There can be no assurance that the Merger, if consummated, will provide greater value to our shareholders than that reflected in the current price of our ordinary shares. Until the process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our ordinary shares and may make it more difficult for us to attract and retain qualified personnel and business partners.

We may not sustain profitability from our operations.

First as part of Innoviva, Inc., and since June 2, 2014 as Theravance Biopharma, we have been engaged in pharmaceutical discovery and development since 1997. We may never generate sufficient cash or revenue to sustain positive cash flow or profitability from our operations. For the three and six months ended June 30, 2026, we recognized net losses of $5.9 million and $10.8 million, respectively. For the year ended December 31, 2025, we recognized net income of $105.9 million, and our profitability was largely driven by (i) a one-time net gain resulting from the sale of our TRELEGY royalties in May 2025 and (ii) the achievement of sales-related milestones for YUPELRI and TRELEGY in December 2025. For comparison, we recognized net losses of $56.4 million and $55.2 million for the year ended December 31, 2024 and 2023, respectively. We reflect the cumulative net loss incurred after June 2, 2014, the effective date of our spin-off from Innoviva, Inc. (the “Spin-Off”), as accumulated deficit on our condensed consolidated balance sheets, which was $870.5 million as of June 30, 2026. While our YUPELRI operations have been profitable on a brand basis since the third quarter of 2020, we will continue to incur costs and expenses associated with the commercialization of YUPELRI in the US, including the maintenance of an independent sales and marketing organization with appropriate technical expertise, and a medical affairs presence and consultant support. Our operating expenses also will increase if, among other things:

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

There is a single supplier of YUPELRI API, a single supplier of YUPELRI drug product and YUPELRI is warehoused in a single facility. We also depend on a number of third-party Active Pharmaceutical Ingredient (“API”) and drug product manufacturers for clinical study purposes, and we depend on third-party suppliers for warehousing and storage of our existing API and drug product. We may not have long-term agreements with these third parties and our agreements with these parties may be terminable at will by either party at any time. If, for any reason, any of these third-

party manufacturers are unable or unwilling to perform, or if their performance does not meet regulatory requirements, alternative manufacturers may not be available or may not be available on acceptable terms. For example, while we have not been directly or indirectly materially impacted, manufacturers, warehousing suppliers, and shipping suppliers are periodically impacted by natural disasters, accidents, labor disputes, labor shortages, regulatory actions, public health emergencies and geopolitical factors. Any inability to acquire sufficient quantities of API and drug product in a timely manner from these third parties could delay clinical studies or prevent us from developing any product candidate in a cost-effective manner or on a timely basis or adversely impact YUPELRI sales. In addition, manufacturers of our API and drug product are subject to the FDA’s current Good Manufacturing Practice (“cGMP”) regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers.

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

Collaborations with third parties regarding our programs may require us to relinquish material rights, including revenue from commercialization of our medicines, or to assume material ongoing development obligations that we would have to fund. Furthermore, once we enter into a collaboration, our collaboration partners are frequently important for the success of the product or product candidate. For example, Viatris’ role in the commercialization of YUPELRI is important to the overall success of the product. In addition, since we do not currently intend to progress our skin-selective pan-JAK inhibitor program internally, Pfizer was important to such program’s development. However, for any collaboration, we may not be able to control the amount of time and resources that our partners devote to our products or product candidates and our partners may choose to prioritize alternative programs or otherwise be unsuccessful in their efforts with respect to our products or product candidates. In addition, effective collaboration with a partner requires coordination to achieve complex and detail-intensive goals between entities that potentially have different priorities, capabilities and processes and successful navigation of the challenges such coordination entails. For example, Viatris has a substantial existing product portfolio largely comprising generic products, other considerations and incentives that influence its resource allocation, and background, experiences, priorities, and internal organizational processes that differ from our own. As a result of these differing backgrounds, interests, and processes, Viatris may take actions that it believes are in its best interest, but which might not be in the best interests of either us or our other shareholders. Our inability to successfully collaborate with third parties would increase our development costs and may cause us to choose not to continue development or commercialization of product candidates, would limit the likelihood of successful commercialization of product candidates, may cause us not to continue commercialization of our authorized products and could cause the price of our securities to fall.

If there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not receive Milestone Payments, which would harm our business and could cause the price of our securities to fall.

Through the milestone payment we may receive from Royalty Pharma if certain TRELEGY global net sales thresholds are met following our sale of our economic interest in TRELEGY (the “Milestone Payments”), we may participate economically in royalty payments from GSK with respect to TRELEGY. However, we cannot assure you as to the amount, if any, we might receive. We have no access to non-public information regarding the development progress of, or plans for TRELEGY, and we have no current authority to enforce rights under the GSK Agreements assigned to TRC. However, if there are any adverse developments or perceived adverse developments with respect to TRELEGY, we may not realize the value we currently anticipate from the Milestone Payments, which would harm our business and may cause the price of our securities to fall. Examples of such adverse developments include, but are not limited to:

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

We, our vendors, and third parties that are important to how we operate and monitor our business rely extensively on computer systems to maintain information and manage our finances and business. In the ordinary course of business, we collect, store, and transmit large amounts of confidential information (including but not limited to trade secrets or other intellectual property, proprietary business information and personal information) and it is critical that we maintain the confidentiality and integrity of such confidential information. Although we have security measures in place, our internal information technology systems and those of our CROs, other third parties that are important to how we operate and monitor our business, and other service providers, including cloud-based and hosted applications, data and services, may be vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, service providers and/or business partners, from cyber-attacks by malicious third parties, including but not limited to those involving malware and ransomware, which can disrupt operations significantly, and/or from natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Significant disruptions of information technology systems or security breaches could adversely affect our business operations and result in financial, legal, business, and reputational harm to us, including significant liability and/or significant disruption to our business. For example, in February 2024, UnitedHealth's Change Healthcare Unit, a large US insurance claim and co-pay card processing clearinghouse, experienced a ransomware attack that caused significant disruptions to healthcare provider and pharmacy operations. Change Healthcare does not provide services to us, however, disruptions to co-pay card support, insurance billing and Medicaid rebate processing potentially led to lost sales and, in response to disruptions from this breach, we and our partner Viatris took steps to help patients access their medications. Similar disruptions may occur in the future stemming from the interconnectedness of the US healthcare ecosystem and industry reliance on centralized claims processing systems and networks, and such future disruptions may have a material adverse effect on our business or results of operations. In addition, Viatris distributes YUPELRI in the US through durable medical equipment suppliers, specialty pharmacies and pharmaceutical wholesalers, and a security breach that impairs the distribution operations or retail pharmacies could materially and adversely impair our ability to deliver YUPELRI to healthcare providers and patients and therefore result in reduced revenue.

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

Further, development of any product candidate and/or regulatory approval may be delayed for other political events beyond our control. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, shifting policy priorities as a result of changes in the US presidential administration and political appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. For example, a US federal government budget cut, shutdown or budget sequestration, such as ones that occurred during 2013, 2018, and 2019, or actions by the current US presidential administration in 2026 to limit federal agency budgets and/or personnel, may result in significant reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of any product candidates or obtain regulatory approval for any product candidates. Further, future government shutdowns and/or cuts to federal budgets or personnel, including as a result of the US failing to raise the debt ceiling, could impact the ability of any party with which we might enter into a strategic transaction to access the public markets and obtain necessary capital.

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

Based on our current operating plans and financial forecasts, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to meet our anticipated operating needs for at least the next twelve months. However, our current operating plans or financial forecasts occasionally change. If our current operating plans or financial forecasts change, we may require or seek additional funding in the form of public or private equity or equity-linked offerings, debt financings or additional collaborations and licensing arrangements. In addition, as of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $387.7 million.

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

Clinical studies involving a product candidate may reveal that it is ineffective, inferior to existing approved medicines, unacceptably toxic, or that they have other unacceptable side effects. In addition, the results of preclinical studies do not necessarily predict clinical success, and larger and later-stage clinical studies may not produce the same results as earlier-stage clinical studies. Frequently, product candidates that have shown promising results in early preclinical or clinical studies have subsequently suffered significant setbacks or failed in later non-clinical or clinical studies. In some instances, there can be significant variability in safety and/or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, varying levels of adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Clinical and non-clinical studies of product candidates often reveal that it is not possible or practical to continue development efforts for these product candidates. In addition, the design of a clinical trial can determine whether its results will support regulatory approval and flaws in the design of a clinical trial may not become apparent until the clinical trial is well underway or completed. We may interrupt or discontinue development of a product candidate if one or more clinical studies fails to demonstrate adequate safety or efficacy, or if undesirable side effects or unexpected safety issues arise. For example, in March 2026 we announced our decision to wind down the ampreloxetine program after our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy did not meet its primary endpoint. As we wind down the CYPRESS program, subject to certain restrictions set forth in the Merger Agreement between us and Zymeworks, we are continuing certain targeted regulatory, scientific and intellectual property research and development activities to evaluate potential future regulatory and strategic opportunities and maximize the value of the program and related assets, including with respect to the CVR pursuant to the Merger Agreement. There can be no assurance as to the outcome of any regulatory engagement or the value of the program and related assets.

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

Any adverse developments or results or perceived adverse developments or results with respect to our clinical program including, without limitation, any delays in our development program, any halting of development in our program, any difficulties or delays encountered with regard to the FDA or other third country regulatory authorities with respect to our program, or any indication from clinical or non-clinical studies that the compounds in our program are not safe, efficacious or sufficiently differentiated from those of our competitors, could have a material adverse effect on our business and cause the price of our securities to fall. There can be no assurance that any clinical or non-clinical study will be read out on the timeline we expect or at all, that the study will meet its endpoints, or that a product candidate will ultimately be found to be safe and effective. For example, in March 2026 we announced that our Phase 3 CYPRESS study of ampreloxetine in patients with neurogenic orthostatic hypotension due to multiple system atrophy did not meet its primary endpoint and we are winding down the ampreloxetine program. As we wind down the CYPRESS program, subject to certain restrictions set forth in the Merger Agreement between us and Zymeworks, we are continuing certain targeted regulatory, scientific and intellectual property research and development activities to evaluate potential future regulatory and strategic opportunities and maximize the value of the program and related assets, including with respect to the CVR pursuant to the Merger Agreement. There can be no assurance as to the outcome of any regulatory engagement or the value of the program and related assets.

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

We rely upon a combination of patents, patent applications, trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies. Any involuntary disclosure to or misappropriation by third parties of this proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market. The status of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and is very uncertain. As of June 30, 2026, we owned a total of 108 issued US patents and 638 granted foreign patents, as well as additional pending US and foreign patent applications. Our patent applications may be challenged or fail to result in issued patents and our existing or future patents may be invalidated or be too narrow to prevent third parties from developing or designing around these patents, including the patents that relate to YUPELRI. If the sufficiency of the breadth or strength of protection provided by our patents is threatened, it could dissuade companies from transacting or collaborating with us and threaten our ability to commercialize products. Further, if we encounter delays in our clinical trials or in obtaining regulatory approval of product candidates, the effective patent lives of the related product candidates could be reduced.

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

In addition, we have initiated, and in the future we could again be required to initiate, litigation to enforce our proprietary rights against infringement by third parties, prevent the unauthorized use or disclosure of our trade secrets and confidential information, or defend the validity of our patents. For example, in 2017, we filed a lawsuit against a former employee for misappropriation of certain of our confidential, proprietary and trade secret information. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involve substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement, unauthorized access, use or disclosure of trade secrets. For example, in February 2023, we filed patent infringement lawsuits against seven companies and certain of their affiliates seeking to market a generic version of YUPELRI, and in December 2023, we amended the lawsuit to include several non-Orange Book listed patents. Additional lawsuits were filed later in 2023 and into 2024 and 2025 based on newly-issued patents. A further lawsuit was filed during 2024 in response to a subsequent company seeking to market a generic version of YUPELRI. While this litigation has since been resolved, prosecution of claims to enforce or defend our rights against others involves substantial litigation expenses and divert substantial employee resources from our business but may not result in adequate remedy to us or sufficiently mitigate the harm to our business caused by any intellectual property infringement. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and their views on litigation, process or strategy may differ from ours, and we have a reduced ability to control the outcome of any litigation. For additional discussion of risks related to partnering programs, please see the risk factor entitled “If we are unable to enter into future collaboration arrangements or if any such collaborations are unsuccessful, we may be unable to fully develop and commercialize products and our business will be adversely affected.” If we fail to effectively enforce our proprietary rights against others, our business will be harmed, and the price of our securities could fall.

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

We are subject to data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the US, numerous federal and state laws, and regulations, including state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act and the Health Breach Notification Rule), govern the collection, use, disclosure, and protection of health related and other personal information. In California, the California Consumer Privacy Act, as amended by the California Privacy Rights Act, (“CCPA”) establishes certain requirements for data use and sharing transparency, and provides California consumers certain rights concerning the use, disclosure, and retention of their personal data. Virginia, Colorado, Utah, Indiana, Iowa, Tennessee, Montana, Texas, and Connecticut have enacted privacy laws similar to the CCPA that impose new obligations or limitations in areas affecting our business. Health-

specific consumer privacy laws were also passed in multiple states, including Washington and Nevada. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. The obligations to comply with the CCPA and evolving legislation involve, among other things, updates to our notices and the development of new processes internally and with our partners. We may be subject to fines, penalties, or private actions in the event of non-compliance with such laws.

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

Further, at the federal level, the Federal Trade Commission (“FTC”) also sets expectations for failing to take appropriate steps to keep consumers’ personal information secure, or failing to provide a level of security commensurate to promises made to individual about the security of their personal information (such as in a privacy notice) may constitute unfair or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act (“FTC Act”). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. With respect to privacy, the FTC also sets expectations that companies honor the privacy promises made to individuals about how the company handles consumers’ personal information; any failure to honor promises, such as the statements made in a privacy policy or on a website, may also constitute unfair or deceptive acts or practices in violation of the FTC Act. While we do not intend to engage in unfair or deceptive acts or practices, the FTC has the power to enforce promises as it interprets them, and events that we cannot fully control, such as data breaches, may result in FTC enforcement. Enforcement by the FTC under the FTC Act can result in civil penalties or enforcement actions. The FTC also has the power to enforce the Health Breach Notification Rule, which imposes notification obligations on companies for breaches of certain health information contained in personal health records. The FTC has brought enforcement actions under both Section 5 of the FTC Act and the Health Breach Notification Rule.

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

The pricing and reimbursement environment for products may change in the future and become more challenging due to, among other reasons, policies advanced by federal agencies, new healthcare legislation passed by Congress or fiscal challenges faced by all levels of government. Among policy makers and payors in the US and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and expanding access to healthcare. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been and may in the future be significantly affected by major regulatory or legislative initiatives, including those related to pricing of or reimbursement for prescription drugs. We expect we, our collaboration partners, or those commercializing products with respect to which we have an economic interest or right to receive royalties may experience pricing pressures in connection with the sale of drug products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, distributors and additional legislative enactments and administrative policies.

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

The Budget Control Act of 2011, among other things, and in concert with subsequent legislation, has resulted in aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2033 (sequestration). Sequestration is currently set at 2%. As long as these cuts remain in effect, they could adversely impact payment for any products that are reimbursed under Medicare.

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

●	The federal civil False Claims Act prohibits, among other things, knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, or knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease, or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. In recent years, several pharmaceutical and other healthcare companies have faced enforcement actions under the federal False Claims Act for, among other things, allegedly submitting false or misleading pricing information to government health care programs and providing free product to customers with the expectation that the customers would bill federal programs for the product. Federal enforcement agencies also have shown increased interest in pharmaceutical companies’ product and patient assistance programs and a number of investigations into these programs have resulted in significant civil and criminal settlements. Other companies have faced enforcement actions for causing false claims to be submitted because of the companies’ marketing the product for unapproved, and thus non-reimbursable, uses. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. False Claims Act liability is significant in the healthcare industry because the statute provides for treble damages and significant mandatory penalties per false claim or statement for violations. Because of the potential for large monetary exposure, healthcare and pharmaceutical companies often resolve allegations for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings. As part of these resolutions, companies may enter into corporate integrity agreements with the government, which may impose substantial costs on companies to ensure compliance.

●	HIPAA, among other things, imposes criminal and civil liability for knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors, and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HIPAA also prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.

●	The federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the US Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value, directly or indirectly, to physicians, certain advanced practice professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties.

●	Analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payors, including private insurers or patients. Several states also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products in those states and to report gifts and payments to individual health care providers in those states. Some of these states also

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

Based solely on our review of publicly available filings, as of June 30, 2026, our three largest shareholders collectively owned 41.4% of our outstanding ordinary shares. These shareholders could control the outcome of actions taken by us that require shareholder approval, including a transaction in which shareholders might receive a premium over the prevailing market price for their shares.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Act (As Revised) of the Cayman Islands and by the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are different from those under statutes or judicial precedent in existence in jurisdictions in the US. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the US, due to the different nature of Cayman Islands law in this area.

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

We remain eligible to use the reduced reporting and disclosure requirements applicable to smaller reporting companies through our Annual Report on Form 10-K for the year ending December 31, 2026, and our use of such requirements could make our ordinary shares less attractive to investors.

As of June 30, 2026, we determined that we will no longer qualify as a “smaller reporting company,” as defined in the Exchange Act beginning in 2027. However, we remain eligible to use the reduced reporting and disclosure requirements applicable to smaller reporting companies through our Annual Report on Form 10-K for the year ending December 31, 2026, and will cease to be eligible to use such requirements beginning with our Quarterly Report on Form 10-Q for the first quarter of 2027. Until then, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and only being required to provide two years of audited financial statements in annual reports.

If we continue to take advantage of some or all of the reduced disclosure requirements available to smaller reporting companies through the period during which we remain eligible to use such requirements, investors may find our ordinary shares less attractive, which may result in a less active trading market for our ordinary shares and greater stock price volatility.

ITEM 6.   EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Filing Date/Period End Date

2.1	Agreement and Plan of Merger, dated as of June 28, 2026, by and among Theravance Biopharma, Inc., Zymeworks Inc. and Zymeworks Merger Sub 1*		8-K	June 29, 2026

10.1+#	Compromise Agreement, dated June 18, 2026, by and between Theravance Biopharma Ireland Limited and Áine Miller	X
10.2+#	Special Employer Pension Contribution Letter to Áine Miller, dated June 18, 2026	X

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) promulgated pursuant to the Securities Exchange Act of 1934, as amended	X

32(1)	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101

Financial statements from the quarterly report on Form 10-Q of the Company for the quarter ended June 30, 2026, formatted in iXBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements

X

104	Cover Page Interactive Data File (Formatted in iXBRL and contained in Exhibit 101)	X

* The schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

+	Management contract or compensatory plan or arrangement.
#	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K. The omitted information is indicated by “[***].”

(1)	The certifications provided as Exhibit 32 are being furnished to accompany the Report pursuant to 18 U.S.C. Section 1350 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Theravance Biopharma, Inc.

Date: August 11, 2026	/s/ Rick E Winningham
Rick E Winningham
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	/s/ Aziz Sawaf
Aziz Sawaf Senior Vice President and Chief Financial Officer
(Principal Financial Officer)